Form 10QSB
period 1996-09-30
HOME CITY FINANCIAL CORP
filed 1996-12-26
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission file number 0-21809

                         HOME CITY FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              OHIO                                       34-1839475
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

         63 West Main Street
          Springfield, Ohio                                 45502
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (513) 324-5736
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _____   No _X_*

As of December 20, 1996, 100 common shares, no par value, of the Registrant were outstanding. There were no preferred shares outstanding.

* The Registrant's Registration Statement on Form S-1 was declared effective on November 12, 1996. The Registrant has conducted no business except the offering of its shares and preparation to acquire Home City Federal Savings Bank of Springfield. The financial information contained in this Form 10-QSB is, therefore, that of Home City Federal Savings Bank of Springfield.

                         HOME CITY FINANCIAL CORPORATION

                                SPRINGFIELD, OHIO

                                   FORM 10-QSB

                                      INDEX

================================================================================
                                                                     Page Number

PART I            FINANCIAL INFORMATION

Item. 1.          Financial Statements (Unaudited)

                  Condensed consolidated balance sheets --                   3
                  September 30, 1996 and June 30, 1996

                  Condensed consolidated statements of income --             4
                  Three months ended September 30, 1996 and 1995

                  Condensed consolidated statements of cash flows --         5
                  Three months ended September 30, 1996 and 1995

                  Notes to condensed consolidated financial                  6
                  statements -- September 30, 1996

Item 2.           Management's Discussion and Analysis of Financial          7
                  Condition and Results of Operations

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                         11

Item 2.           Changes in Securities                                     11

Item 3.           Defaults Upon Senior Securities                           11

Item 4.           Submission of Matters to a Vote of Security Holders       11

Item 5.           Other Information                                         11

Item 6.           Exhibits and Reports on Form 8-K                          11

Signatures                                                                  12


                  HOME CITY FEDERAL SAVINGS BANK OF SPRINGFIELD
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,      June 30,
                                                                       1996            1996
                                                                  -------------      --------
                                                                          (In thousands)
Assets
Cash and cash equivalents
         Cash and due from banks                                     $ 1,193        $   855
         Interest-bearing time deposits                                  535            588
         Federal funds sold                                              600            400
                                                                     -------        -------
                  Total cash and cash equivalents                      2,328          1,843

Time deposits with original maturities of 90 days or more                361          1,061
Investment securities available for sale, at fair value                2,189          2,188
Mortgage-backed securities available for sale, at fair value           2,873          2,975
Loans receivable, net                                                 47,762         45,225
Accrued interest receivable                                              281            273
Properties and equipment                                                 489            488
Investments required by law - stock in Federal Home Loan Bank            401            394
Deferred federal income taxes                                           --             --
Cash surrender value of life insurance policies                        1,057          1,044
Other assets                                                             234            237
                                                                     -------        -------
         Total assets                                                $57,975        $55,728
                                                                     =======        =======
Liabilities
Deposits
         Demand deposits                                                 592            302
         NOW accounts                                                    496            395
         Savings deposits                                              9,097          9,561
         Time deposits, $100,000 or over                               6,027          7,216
         Other time deposits                                          33,048         29,700
                                                                     -------        -------

                  Total deposits                                      49,260         47,174

Advances from Federal Home Loan Bank                                   2,673          2,903
Accrued interest payable                                                  53             49
Advance payments by borrowers for taxes and insurance                     45             20
Deferred income taxes                                                     43             68
Other liabilities                                                        483            116
                                                                     -------        -------
                  Total liabilities                                   52,557         50,330
                                                                     -------        -------
Members' equity
Retained earnings, substantially restricted                            5,271          5,255
Unrealized gain (loss) on securities available for sale,
   net of applicable deferred income taxes                               163            127
                                                                     -------        -------
                  Total members' equity                                5,418          5,398
                                                                     -------        -------
                  Total liabilities and members' equity              $57,975        $55,728
                                                                     =======        =======


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                  HOME CITY FEDERAL SAVINGS BANK OF SPRINGFIELD
                        CONSOLIDATED STATEMENTS OF INCOME


                                                             3 Months Ended
                                                              September 30,
                                                          1996           1995
                                                        --------       --------
Interest income                                              (In thousands)

Interest and fees on loans                              $ 1,103         $  958
Interest on investment securities                            40             38
Interest on mortgage-backed securities                       49             55
Interest on deposits in banks and federal
    funds sold                                               27             18
                                                        -------         ------
                  Total interest income                   1,219          1,069
                                                        -------         ------

Interest expense
Interest on interest-bearing checking accounts                2           --
Interest on savings deposits                                 57             69
Interest on certificates of deposit                         591            486
Interest on advances from Federal Home Loan Bank             41             45
                                                        -------         ------
         Total interest expense                             691            600
                                                        -------         ------
         Net interest income                                528            469

Provision for loan losses                                     1           --
                                                        -------         ------
         Net interest income after provision for
            loan losses                                     527            469

Other income
Service charges on deposit accounts                           1              1
Life insurance                                               15           --
Other income                                                  1           --
                                                        -------         ------
         Total other income                                  17              1
                                                        -------         ------
Other expense
Salaries and employee benefits                              130            118
Supplies, telephone and postage                               9             10
Occupancy and equipment                                      25             28
FDIC deposit insurance                                      287             23
Data processing                                              14             16
Legal, accounting and examination                            23             30
Franchise tax                                                19             21
Other expense                                                50             49
                                                        -------         ------
         Total other expense                                557            295
                                                        -------         ------

Income (loss) before income taxes                           (13)           175

Federal income tax expense                                   (3)            57
                                                        -------         ------
                  Net income                            $   (10)        $  118
                                                        =======         ======
_______________________________________________________________________
Per share data:
         Net income per common share                        N/A            N/A
                                                        =======         ======
_______________________________________________________________________

The accompanying notes are an integral part of these financial statements.


                  HOME CITY FEDERAL SAVINGS BANK OF SPRINGFIELD
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                               3  Months Ended
                                                                                September 30,
                                                                            ---------------------
                                                                            1996             1995
Cash Flows From Operating Activities:                                         (In  thousands)
         Net income                                                       $   (10)        $   118
         Adjustments to reconcile net income to net cash
            provided by operating activities:
                Premium amortization, net of discount accretion                 9               6
                Provision for loan losses                                       1            --
                Depreciation                                                   10               9
                Deferred income taxes                                         (48)             72
                Life insurance income, net of expenses                        (13)           --
                Changes in operating assets and liabilities:
                  Increase in accrued income receivable                        (8)            (46)
                  Increase (decrease) in other assets                           3            (229)
                  Increase in accrued interest payable                          4             151
                  Increase in other liabilities                               367              27
                                                                          -------         -------
         Net cash provided by operating activities                            315             108
                                                                          -------         -------
Cash Flows From Investing Activities:
         Net decrease in time deposits                                        700            --
         Proceeds from maturities of held-to-maturity securities             --               500
         Payments on available-for-sale mortgage-backed securities            145             128
         Net change in loans                                               (2,538)         (2,212)
         Purchases of premises and equipment                                  (11)             (1)
         Purchase of Federal Home Loan Bank stock                              (7)             (5)
         Purchase of life insurance contracts                                --            (1,020)
                                                                          -------         -------

         Net cash used in investing activities                             (1,711)         (2,610)
                                                                          -------         -------

Cash Flows From Financing Activities:
         Net increase in deposits                                           2,086           1,457
         Proceeds from advances from Federal Home Loan Bank                   325             900
         Payments on advances from Federal Home Loan Bank                    (555)           (554)
         Net increase in advance payments by borrowers for tax and
             insurance                                                         25              14
                                                                          -------         -------

         Net cash provided by financing activities                          1,881           1,817
                                                                          -------         -------

         Net increase (decrease) in cash and cash equivalents                 485            (685)
         Cash and cash equivalents at beginning of year                     1,843           2,377
                                                                          -------         -------

         Cash and cash equivalents at end of year                         $ 2,328         $ 1,692
                                                                          =======         =======


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                  HOME CITY FEDERAL SAVINGS BANK OF SPRINGFIELD


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

     On September 3, 1996, the Board of Directors of Home City Federal Savings Bank of Springfield (the "Bank") adopted a Plan of Conversion pursuant to which the Bank would convert from a mutual savings bank to a permanent capital stock savings bank chartered under the laws of the United States (the "Conversion") and become a wholly-owned subsidiary of Home City Financial Corporation ("HCFC"). Pursuant to the Plan of Conversion, HCFC will offer 952,200 common shares (the "Shares") to certain depositors and borrowers of the Bank and to members of the public. The costs of offering and issuing the Shares will be deferred and deducted from the proceeds of the sale of the Shares. If the Conversion is completed, all deferred costs will be charged to operations. The consolidated financial statements contained herein are those of the Bank prior to the completion of the Conversion.



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form
10-QSB and Article 10 of Regulation S-X and Rule 310 of Regulation SB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

                  HOME CITY FEDERAL SAVINGS BANK OF SPRINGFIELD


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

================================================================================

     The following focuses on the consolidated financial condition of the Bank at September 30, 1996, compared to June 30, 1996, and the results of operations for the three-month period ended September 30, 1996, compared to the same period in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included in the Form 10-QSB. The Bank is not aware of any market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Bank is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

Financial Condition

     Liquidity. Liquidity relates to the Bank's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Bank's ability to readily convert assets to cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

     Cash, amounts due from banks and federal funds sold totaled $2.33 million at September 30, 1996. Time deposits (with original maturities of 90 days or more), investments and mortgage-backed securities available for sale were $5.42 million at September 30, 1996, a decrease of $801,000 from June 30, 1996, balances. Such decrease was attributable to maturity of such instruments and time deposits and the shifting of such assets into loans receivable.

     Liability liquidity relates to the Bank's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $2.09 million for the three months ended September 30, 1996, compared to June 30, 1996. The Bank has not experienced any significant loss of deposits during the first three months of fiscal 1997. This is evidenced by the decrease of $73,000 in demand deposit and negotiable order of withdrawal ("NOW") account and savings account balances being offset by the increase of $2.16 million in time account balances.

     Access to funds from the Federal Home Loan Bank (the "FHLB") in the form of short- and long-term advances is a supplemental source of cash to meet liquidity needs.

     Capital Resources. Members' equity totaled $5.42 million at September 30, 1996, compared to $5.40 million at June 30, 1996. This increase was primarily due to a net unrealized gain on securities available-for-sale of $36,000. As of September 30, 1996, the ratio of members' equity to assets was 9.53%, compared to 9.69% at June 30, 1996.

     Regulatory Capital Requirements. The Bank is required by applicable law and regulation to meet certain minimum capital requirements. These requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Home City is equal to tangible capital) of 3% of adjusted total assets, and risk-based capital (which for Home City consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off-balance-sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

     The following table summarizes the Bank's regulatory capital requirements and actual capital at September 30, 1996.

                                                                               Excess of actual capital over
                           Actual Capital            Current requirements           current requirements         Applicable
                     Amount         Percent         Amount         Percent         Amount         Percent       asset total
                     ------         -------         ------         -------         ------         -------       -----------
                                                            (Dollars in thousands)
Tangible
capital              $5,201          8.94%          $  872           1.50%          $4,329          7.44%         $58,164

Core
capital               5,201          8.94            1,744           3.00            3,457          5.94           58,164

Risk-based
capital               5,565         17.36            2,564           8.00            3,001          9.36           32,052


     General. The Bank's consolidated total assets were $57.98 million at September 30, 1996, reflecting an increase of $2.25 million, or 4.03%, over the $47.17 million at June 30, 1996. This growth was primarily attributable to an increase in loans outstanding, funded by a similar increase in time deposits under $100,000.

     Cash and Cash Equivalents, Time Deposits, Investment Securities, Mortgage-Backed Securities and FHLB Stock. Cash and cash equivalents, time deposits with original maturities of 90 days or more, investment securities, mortgage-backed securities and Federal Home Loan Bank ("FHLB") stock increased by $309,000 between June 30 and September 30, 1996. The primary changes were an increase in cash and cash equivalents from $1.84 million at June 30, 1996, to $2.33 million at September 30, 1996, and a decrease in time deposits with original maturities of 90 days or more from $1.06 million at June 30, 1996, to $361,000 at September 30, 1996.

     Loans Receivable. Net loans receivable equaled $47.76 million at September 30, 1996, compared to $45.23 million at June 30, 1996, a 5.6% increase, attributable to the continued demand for mortgage loans coupled with the growth of the consumer loan product line, which was introduced in January of 1996. Management is continuing to emphasize single-family residential lending.

     Deposits. Total deposits increased by $2.09 million, or 4.42%, during the first three months of fiscal 1997. Time deposits increased by $2.16 million, or 5.84%, while demand and savings deposits decreased only $73,000, or 0.71%, during the three months ended September 30, 1996.

     Other liabilities increased by $367,000. Such increase was primarily attributable to the accrual of $265,000 for the one-time assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") to be paid on November 27, 1996. The one-time SAIF assessment was levied by the Federal Deposit Insurance Corporation in order to bring the reserves of the SAIF to the level required by law and to correct a significant disparity between the amount of deposit insurance premiums paid by institutions with deposits insured by the Bank Insurance Fund (the "BIF") and the amount paid in premiums for insurance under the SAIF. The legislation providing for the special SAIF assessment also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF, which will increase BIF assessments and decrease SAIF assessments in 1997. The recapitalization plan also provides for the merger of the SAIF and the BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Bank would have to convert to a different financial institution charter and would be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks. In addition, HCFC might become subject to more restrictive holding company requirements. HCFC cannot predict the impact of the conversion of the Bank to, or regulation of the Bank as, a bank until the legislation requiring such change in enacted.

     Advances from the FHLB decreased $230,000, or 7.9%, during the first quarter of fiscal year 1997, due to repayment of short-term borrowings during the quarter.

Comparison of Results of Operations

     General. The Bank recorded a consolidated net loss of $10,000 for the three months ended September 30, 1996, compared to income of $125,000 for the same period in 1995. Such loss resulted primarily from the accrual of a $265,000 expense due to the one-time SAIF assessment, which was recorded as of September 30, 1996. If not for such assessment, the Bank would have had approximately $165,000 of net income for the three months ended September 30, 1996.

     Net Interest Income. The Bank's net interest income for the three months ended September 30, 1996, increased by $59,000, to $528,000, compared to the same period in 1995. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, decreased slightly, from 3.63% for the three months ended September 30, 1995, to 3.53% for the same period in 1996, primarily as a result of the growth in the higher-yielding deposits of the Bank. During the same period, the net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, increased from 3.03% to 3.30%.

     Provision for Loan Losses. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for the risk of loss inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur.

     The allowance and provision for loan losses is determined by management upon consideration of such factors as the size and character of the loan portfolio, loan loss experience, problem loans and economic conditions in the Bank's market area. Management attempts to minimize the risk associated with each loan by evaluating each loan independently based upon criteria which include, but are not limited to, (a) the purpose of the loan, (b) the credit history of the borrower, (c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received. Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan-by-loan basis. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination. Loans not secured by one- to four-family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential and nonresidential real estate loans generally depends upon the cash flow from the operation of the property, which may be negatively affected by national and local economic conditions that cause leases not to be renewed or that negatively affect the operations of a commercial borrower. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans, and the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan. In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period, although a two-year delay is permitted for institutions meeting a residential mortgage loan origination test. At September 30, 1996, First Federal has approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture was established in prior years, so the Bank's net income will not be negatively affected by this legislation.

     During the three months ended September 30, 1996, provisions for loan losses were made totaling $800, representing provisions of $400 each in the months of August and September, 1996. Management determined that such provisions were appropriate in light of the steady growth in Home City's loan portfolio and the recent addition of consumer installment loan products, which present greater risk to lenders than mortgage loans.

     Noninterest Income and Expense. Noninterest income was $17,000 for the three months ended September 30, 1996, compared to $1,000 for the same period in 1995. The increase was a result of an increase in the cash surrender value of life insurance policies the Bank holds on four directors. Noninterest expense increased by $262,000 for the three months ended September 30, 1996, compared to the same period in 1995. The increase was attributable to the provision for the special SAIF assessment.

                  HOME CITY FEDERAL SAVINGS BANK OF SPRINGFIELD


                                     PART II



         ITEM 1 - LEGAL PROCEEDINGS

                     None


         ITEM 2 - CHANGES IN SECURITIES

                     Not Applicable


         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                     Not Applicable


         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None


         ITEM 5 - OTHER INFORMATION

                     None


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                     None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            HOME CITY FINANCIAL CORPORATION


Date  December 26, 1996                     Douglas L. Ulery
                                            ____________________________________
                                            Douglas L. Ulery
                                            President



Date  December 26, 1996                     Gary E. Brown
                                            ____________________________________
                                            Gary E. Brown
                                            Treasurer