Form 10QSB
period 1996-12-31
HOME CITY FINANCIAL CORP
filed 1997-02-13
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                        Commission file number - 0-21809

                         HOME CITY FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

              OHIO                                       34-1839475
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          63 West Main Street
           Springfield, Ohio                                45502
________________________________________                  __________
(Address of principal executive offices)                  (zip code)

                                 (513) 324-5736
                           ___________________________
                           (Issuer's telephone number)

                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X*__ No_____

As of January 31, 1997, 876,024 common shares, no par value, of the Registrant were outstanding. There were no preferred shares outstanding.

* The Registrant's Registration Statement on Form S-1 was declared effective on November 12, 1996. Prior to December 30, 1996, the Registrant conducted no business except the offering of its shares and preparation to acquire Home City Federal Savings Bank of Springfield.

                         HOME CITY FINANCIAL CORPORATION


                                SPRINGFIELD, OHIO

                                   FORM 10-QSB

                                      INDEX

                                                                     Page Number
PART I   FINANCIAL INFORMATION

Item. 1.          Financial Statements (Unaudited)

                  Condensed consolidated balance sheets --                3
                  December 31, 1996 and June 30, 1996

                  Condensed consolidated statements of income --          4
                  Three & Six months ended December 31, 1996 and 1995

                  Condensed consolidated statements of cash flows --      5
                  Six months ended December 31, 1996 and 1995

                  Notes to condensed consolidated financial               6
                  statements -- December 31, 1996 and June 30, 1996

Item 2.           Management's Discussion and Analysis of Financial       7
                  Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings                                      11

Item 2.           Changes in Securities                                  11

Item 3.           Defaults upon Senior Securities                        11

Item 4.           Submission of Matters to a Vote of Security Holders    11

Item 5.           Other Information                                      11

Item 6.           Exhibits and Reports on Form 8-K                       11

Signatures                                                               12


                         HOME CITY FINANCIAL CORPORATION
                                Springfield, Ohio
                           CONSOLIDATED BALANCE SHEETS

                                                                              Dollars in thousands
                                                                          ----------------------------
                                                                          (Unaudited)      (Unaudited)
                                                                          December 31,       June 30,
                                                                             1996              1996
                                                                          ------------     -----------
Assets
Cash and cash equivalents
         Cash and due from banks                                           $  1,519         $    855
         Interest-bearing time deposits                                       7,320              588
         Federal funds sold                                                   1,000              400
                                                                           --------         --------
                  Total cash and cash equivalents                             9,839            1,843
Time deposits with original maturities 90 days or more                          361            1,061
Investment securities available for sale, at fair value                       2,234            2,188
Mortgage-backed securities available for sale, at fair value                  2,748            2,975
Loans, net                                                                   50,558           45,225
Accrued interest receivable                                                     313              273
Properties and equipment                                                        485              488
Investments required by law - stock in Federal Home Loan Bank                   408              394
Cash surrender value of life insurance                                        1,070            1,044
Other assets                                                                    124              237
                                                                           --------         --------
                  Total assets                                             $ 68,140         $ 55,728
                                                                           ========         ========

Liabilities and Shareholders' Equity
Deposits
         Demand accounts                                                   $  1,383         $    302
         NOW accounts                                                           426              395
         Savings accounts                                                     8,235            9,561
         Time deposits, $100,000 or more                                      5,689            7,216
         Other time deposits                                                 33,826           29,700
                                                                           --------         --------

                  Total deposits                                             49,559           47,174

Advances from Federal Home Loan Bank                                          4,101            2,903
Accrued interest payable                                                         65               49
Advance payments by borrowers for taxes and insurance                            69               20
Deferred income taxes                                                            70               68
Other liabilities                                                               293              116
                                                                           --------         --------

                  Total liabilities                                          54,157           50,330
                                                                           --------         --------

Shareholders' equity
Common shares, 5,000,000 authorized w/o par value;
    876,024 shares issued & outstanding                                           0                0
Additional paid-in capital                                                    9,075                0
Retained earnings, substantially restricted                                   5,454            5,271
Unrealized gain on securities available for sale, net of applicable
         deferred income taxes                                                  216              127
Common shares acquired by Employee Stock Ownership Plan                        (762)               0
                                                                           --------         --------
                  Total shareholders' equity                                 13,983            5,398
                                                                           --------         --------

                  Total liabilities and shareholders' equity               $ 68,140         $ 55,728
                                                                           ========         ========


The accompanying notes are an integral part of these financial statements.


                         HOME CITY FINANCIAL CORPORATION
                                Springfield, Ohio
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Dollars in thousands, except per share amounts
                                                              ----------------------------------------------
                                                                    (Unaudited)             (Unaudited)
                                                                  3 Months Ended          6 Months Ended
                                                                    December 31,           December 31,
                                                                 1996        1995        1996        1995
                                                                 ----        ----        ----        ----
Interest income
Interest and fees on loans                                      $1,163      $1,015      $2,267      $1,973
Interest on investment securities                                   42          34          81          73
Interest on mortgage-backed securities                              49          47          98         101
Interest on deposits in banks and federal funds sold                35           6          62          24
                                                                ------      ------      ------      ------
                  Total interest income                          1,289       1,102       2,508       2,171
                                                                ------      ------      ------      ------

Interest expense
Interest on interest-bearing checking accounts                       2           1           5           1
Interest on savings deposits                                        65          65         122         133
Interest on certificates of deposit                                619         522       1,209       1,008
Interest on advances from Federal Home Loan Bank                    60          45         101          91
                                                                ------      ------      ------      ------
         Total interest expense                                    746         633       1,437       1,233
                                                                ------      ------      ------      ------

         Net interest income                                       543         469       1,071         938

Provision for loan losses                                           36           0          37           0
                                                                ------      ------      ------      ------
         Net interest income after provision for loan loss         507         469       1,034         938

Noninterest  income
Service charges on deposit accounts                                  2           1           3           1
Life insurance                                                      15          15          30          15
Other income                                                         1           1           2           2
                                                                ------      ------      ------      ------
         Total noninterest income                                   18          17          35          18
                                                                ------      ------      ------      ------

Noninterest expense
Salaries and employee benefits                                     116         138         246         256
Supplies, telephone and postage                                     12          13          22          23
Occupancy and equipment                                             25          19          50          47
FDIC deposit insurance                                              24          23         311          46
Data processing                                                     20           9          34          25
Legal, accounting and examination                                   28          32          51          62
Franchise tax                                                       19          13          38          34
Other expense                                                       33          63          82         112
                                                                ------      ------      ------      ------
         Total noninterest expense                                 277         310         834         605
                                                                ------      ------      ------      ------

Income before income taxes                                         248         176         235         351

Federal income tax expense                                          55          57          52         114
                                                                ------      ------      ------      ------
                  Net income                                    $  193      $  119      $  183      $  237
                                                                ======      ======      ======      ======

__________________________________________________________________________________________________________
 Per share data:
         Net income per share of common stock                   $  .22         N/A      $  .21         N/A
                                                                ======      ======      ======      ======

The accompanying notes are an integral part of these financial statements.



                         HOME CITY FINANCIAL CORPORATION
                                Springfield, Ohio
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Dollars in thousands
                                                                       ---------------------------
                                                                              (Unaudited)
                                                                       6 Months Ended December 31,
                                                                          1996           1995
                                                                        --------       --------
Cash flows from operating activities:
         Net income                                                     $    183       $    237
         Adjustments to reconcile net income to net cash
            provided by operating activities:
                Premium amortization, net of discount accretion               13             33
                Provision for loan losses                                     37              0
                Depreciation                                                  20             18
                Deferred income taxes                                         45             68
                Life insurance income, net of expenses                       (26)             2
                Changes in operating assets and liabilities:
                  Increase in accrued income receivable                      (40)           (46)
                  Increase (decrease) in other assets                        113            (55)
                  Increase in accrued interest payable                        16              6
                  Increase in other liabilities                              177             37
                                                                        --------       --------

         Net cash provided by operating activities                           538            300
                                                                        --------       --------

Cash flows from investing activities:
         Net increase (decrease) in time deposits                            700             (1)
         Proceeds from maturities of held-to-maturity securities               0            500
         Payments on available-for-sale mortgage-backed securities           214            276
         Net change in loans                                              (5,370)        (4,862)
         Purchases of premises and equipment                                 (17)           (47)
         Purchase of Federal Home Loan Bank stock                            (14)           (10)
         Purchase of life insurance contracts                                  0         (1,020)
                                                                        --------       --------

         Net cash used in investing activities                            (4,487)        (5,164)
                                                                        --------       --------

Cash flows from financing activities:
         Net increase in deposits                                          2,385          4,086
         Proceeds from advances from Federal Home Loan Bank                1,825            900
         Payments on advances from Federal Home Loan Bank                   (627)        (1,007)
         Proceeds from sale of Common Stock                                8,313              0
         Net increase in advance payments by borrowers for
             tax and insurance                                                49             21
                                                                        --------       --------

         Net cash provided by financing activities                        11,945          4,000
                                                                        --------       --------

         Net increase (decrease) in cash and cash equivalents              7,996           (864)
         Cash and cash equivalents at beginning of period                  1,843          2,377
                                                                        --------       --------
         Cash and cash equivalents at end of period                     $  9,839       $  1,513
                                                                        ========       ========
________________________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.


                         HOME CITY FINANCIAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1996, and June 30, 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In September 1996, the Board of Directors of Home City Federal Savings Bank of Springfield (the "Company") adopted a Plan of Conversion (the "Plan") whereby the Company would convert to the stock form of ownership, followed by the issuance of all the Company's outstanding stock to a newly formed holding company, Home City Financial Corporation (the "Corporation"). Pursuant to the Plan, the Corporation offered common shares for sale to certain depositors of the Company and members of the community. The conversion was completed on December 30, 1996, and resulted in the issuance of 952,200 common shares of the Corporation, which, after consideration of offering expenses totaling approximately $447,000 and $762,000 in shares purchased by the ESOP, resulted in net capital proceeds of $8.3 million. Condensed financial statements of the Corporation are presented herein. Future references are made either to the Corporation or the Company as applicable.

The Corporation is a savings and loan holding company whose activities are primarily limited to holding the stock of the Company. The Company conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Company's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X and Rule 310 of Regulation SB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

                  HOME CITY FEDERAL SAVINGS BANK OF SPRINGFIELD


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



         The following focuses on the consolidated financial condition of the Company at December 31, 1996, compared to June 30, 1996, and the results of operations for the three- and six-month periods ended December 31, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included in the Form 10-QSB. The Company is not aware of any market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Company is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

                    Note Regarding Forward-Looking Statements

         In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's market area generally. Some of the forward-looking statements included herein are the statements regarding the allowance for loan losses.

                               Financial Condition

Liquidity

         Liquidity relates to the Company's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Company's ability to readily convert assets to cash and readily marketable, short-term assets, such as federal funds sold and deposits in other banks.

         Cash and cash equivalents, time deposits with original maturities of 90 days or more, investment securities available-for-sale, mortgage-backed securities available-for-sale and FHLB stock were $15.59 million at December 31, 1996, an increase of $7.13 million from the June 30, 1996, total. Such increase was attributable to the net inflow of funds from the conversion and related stock offering.

         Liability liquidity relates to the Company's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $2.39 million for the six months ended December 31, 1996, compared to June 30, 1996. The Company experienced a decrease of $1.33 million in savings passbooks and a $1.53 million decrease in Jumbo or negotiable rate certificates, offset by increases in transaction accounts (i.e., demand deposit and negotiable order of withdrawal, or "NOW", accounts) of $1.11 million and other time certificates of $4.13 million.

         Access to funds from the Federal Home Loan Bank (the "FHLB") in the form of short- and long-term advances is a supplemental source of cash to meet liquidity needs.

Capital Resources

         Shareholders' equity totaled $13.98 million at December 31, 1996, compared to $5.40 million at June 30, 1996. This increase was primarily due to the additional paid-in-capital as a result of the aforementioned conversion and related public offering. A net unrealized holding gain on securities available-for-sale of $89,000 also contributed to the increase. As of December 31, 1996, the Corporation's ratio of shareholders' equity to assets was 20.52% compared to 9.69% at June 30, 1996.

Regulatory Capital Requirements

         The Company is required by applicable law and regulation to meet certain minimum capital requirements. These requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Company is equal to tangible capital) of 3% of adjusted total assets, and risk-based capital (which for the Company consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off-balance-sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

         The  following  table  summarizes  the  Company's   regulatory  capital
requirements and actual capital at December 31, 1996:

                                                                    Excess of actual capital
                     Actual Capital         Current requirements    over current requirements   Applicable
                  Amount       Percent       Amount      Percent        Amount     Percent      asset total
                  ------       -------       ------      -------        ------     -------      -----------
                                                         (Dollars in thousands)
Tangible
   Capital       $ 9,955       14.62%       $ 1,022       1.50%         8,933       13.12%        68,100

Core
   Capital         9,955       14.62          2,043       3.00          7,912       11.62         68,100

Risk-based
   Capital        10,355       29.61          2,798       8.00          7,557       21.61         34,970



Changes in Financial Condition

         General. The Corporation's consolidated total assets were $68.14 million at December 31, 1996, reflecting an increase of $12.41 million, or 22.27%, over the $55.73 million at June 30, 1996. This growth was primarily attributable to an increase in loans outstanding, funded primarily by the proceeds from the capital stock offering and secondarily by increases in total deposits of $2.39 million and Federal Home Loan Bank advances of $1.20 million.

         Cash and Cash Equivalents, Time Deposits, Investment Securities, Mortgage-Backed Securities and FHLB Stock. Cash and cash equivalents, time deposits with original maturities of 90 days or more, investment securities, mortgage-backed securities and FHLB stock increased by $7.13 million between June 30 and December 31, 1996. The primary changes were an increase in cash and cash equivalents from $1.84 million at June 30, 1996, to $9.84 million at December 31, 1996, and a decrease in time deposits with original maturities of 90 days or more from $1.06 million at June 30, 1996, to $361,000 at December 31, 1996.

          Loans Receivable. Net loans receivable equaled $50.56 million at December 31, 1996, compared to $45.23 million at June 30, 1996, an increase of

11.79%, attributable to the continued demand for mortgage loans coupled with the growth of the consumer loan product line, which was introduced in January 1996. Management has continued to emphasize single-family residential lending.

     Deposits. Total deposits increased by $2.39 million, or 5.06%, during the first six months of fiscal year 1997. Total time deposits increased by $2.6 million, or 7.04%, while demand and savings deposits decreased a net of $214,000, or 2.09%, during the six month period ended December 31, 1996.

     Other liabilities also increased by $244,000. Such increase was primarily attributed to the recording of $143,000 in accounts payable related to the stock offering and corporate conversion. Minor increases were also reported in accrued interest payable and other miscellaneous liability accounts. Advances from the FHLB increased $1.20 million, or 41.27%, during the first two quarters of fiscal year 1997, due to sustained loan demand.

                              Results of Operations

     General. The Company recorded a consolidated net income of $193,000 for the three months ended December 31, 1996, compared to $119,000 for the same quarter in 1995.

Three Months Ended December 31, 1996, Compared to Three Months Ended December 31, 1995

     Net Interest Income. The Company's net interest income for the three months ended December 31, 1996, increased by 15.78%, from $469,000 to $543,000, compared to the same period in 1995. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, decreased slightly, from 3.78% for the three months ended December 31, 1995, to 3.74% for the same period in 1996, primarily as a result of the growth in the higher-yielding deposits of the Company. During the same period, the net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, increased 8 basis points, to 3.31%.

     Provision for Loan Losses. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for the risk of loss inherent in the Company's loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur.

     The allowance and provision for loan losses is determined by management upon consideration of such factors as the size and character of the loan portfolio, loan loss experience, problem loans and economic conditions in the Company's market area. Management attempts to minimize the risk associated with each loan by evaluating each loan independently based upon criteria which include, but are not limited to, (a) the purpose of the loan, (b) the credit history of the borrower, (c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received. Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan-by-loan basis. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The Company added $36,000 to the loan loss allowance during the quarter ended December 31, 1996, due to the increase in loans receivable and the increase in consumer loans, which are generally considered to have a greater risk of loss.

     Noninterest Income and Expense: Noninterest income was $18,000 for the three months ended December 31, 1996, compared to $17,000, for the same period in 1995. This increase was the result of an increase in the service charges collected on deposit accounts. Noninterest expense decreased by $33,000 for the three months ended December 31, 1996, compared to the same period in 1995. The decrease was attributed to the reductions in the costs of employee benefit plans and other miscellaneous operating expenses.

Six Months Ended December 31, 1996, Compared to the Six Months Ended December 31, 1995

     Net Interest Income. The Company's net interest income for the six months ended December 31, 1996, increased by 14.18%, from $938,000 to $1,071,000, compared to the same period in 1995. The net interest margin decreased slightly from 3.86% for the six-month period ended December 31, 1995, to 3.82% for the same period in 1996, primarily as a result of the shifting of deposits from lower yielding accounts to longer termed deposits, which generally have a higher rate of interest. During the same period, the net interest spread decreased to 3.36%.

     Noninterest Income and Expense. Noninterest income was $35,000 for the six months ended December 31, 1996, compared to $18,000 for the same six-month period in 1995. This increase is attributed to the increase in the cash surrender value of a key-man life insurance policy. Noninterest expense increased by 37.85% in 1996 compared to 1995 primarily as a result of the one-time special deposit insurance assessment of $263,000, which was levied on September 30, 1996. As a result, net income for the six-month period was reduced by approximately $174,000 after federal income taxes. During this same period, the Company was able to reduce other noninterest expenses by a net of $34,000, primarily in the other miscellaneous expense category.

                         HOME CITY FINANCIAL CORPORATION


                           PART II - OTHER INFORMATION



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

                           None


         ITEM 5 - OTHER INFORMATION

                           None


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                           a.  Exhibit 27:  Financial Data Schedule

                           b. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            HOME CITY FINANCIAL CORPORATION



                                        /s/ Douglas L. Ulery
Date: February 10, 1997                     ___________________________________
                                            Douglas L. Ulery
                                            President


                                        /s/ Gary E. Brown
Date: February 11, 1997                     ____________________________________
                                            Gary E. Brown
                                            Treasurer