Form 10QSB
period 1997-03-31
HOME CITY FINANCIAL CORP
filed 1997-05-15
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                       Commission file number - 333-12501

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

                                 (513) 324-5736
                          _____________________________
                           (Issuer's telephone number)

                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X*__ No_____

As of April 30, 1997, 876,024 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

*The Registrant's Registration Statement on Form S-1 was declared effective on November 12, 1996. Prior to December 30, 1996, the Registrant conducted no business except the offering of its shares and preparation to acquire Home City Federal Savings Bank of Springfield. The financial information contained in this Form 10-QSB for periods prior to December 30, 1996 is, therefore, that of Home City Federal Savings Bank of Springfield.

                         HOME CITY FINANCIAL CORPORATION

                                SPRINGFIELD, OHIO

                                   FORM 10-QSB

                                      INDEX

================================================================================


                                                                     Page Number

PART I  FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                    3
           March 31, 1997 and June 30, 1996

           Condensed consolidated statements of income --              4
           Three months and nine months ended
           March 31, 1997 and 1996

           Condensed consolidated statements of cash flows --          5
           Nine months ended March 31, 1997 and 1996

           Notes to condensed consolidated financial                   6
           statements -- March 31, 1997 and June 30, 1996

Item 2.    Management's Discussion and Analysis of Financial           7
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                          10

Item 2.    Changes in Securities                                      10

Item 3.    Defaults upon Senior Securities                            10

Item 4.    Submission of Matters to a Vote of Security Holders        10

Item 5.    Other Information                                          10

Item 6.    Exhibits and Reports on Form 8-K                           10

Signatures                                                            11


                         HOME CITY FINANCIAL CORPORATION
                                Springfield, Ohio
                           CONSOLIDATED BALANCE SHEETS


                                                                          Dollars in thousands
                                                                       __________________________
                                                                       (Unaudited)    (Unaudited)
                                                                        March 31,      June 30,
                                                                          1997           1996
Assets
        Cash and cash equivalents
        Cash and due from banks                                          $  1,136       $   855
        Interest-bearing time deposits                                        730           588
        Federal funds sold                                                    200           400
                                                                         --------       -------
               Total cash and cash equivalents                              2,066         1,843
Time deposits with original maturities 90 days or more                        361         1,061
Investment securities available-for-sale, at fair value                     9,188         2,188
Mortgage-backed securities available-for-sale, at fair value                  768         2,975
Loans, net                                                                 53,431        45,225
Accrued interest receivable                                                   355           273
Properties and equipment                                                      479           488
Investments required by law - stock in Federal Home Loan Bank                 415           394
Cash surrender value of life insurance                                      1,083         1,044
Other assets                                                                   89           237
                                                                         --------       -------
               Total assets                                              $ 68,235       $55,728
                                                                         ========       =======
Liabilities and Shareholders' Equity
Deposits
        Demand accounts                                                  $    971       $   302
        NOW accounts                                                          485           395
        Savings accounts                                                    7,729         9,561
       Time deposits, $100,000 or more                                      5,651         7,216
        Other time deposits                                                34,959        29,700
                                                                         --------       -------

               Total deposits                                              49,795        47,174

Advances from Federal Home Loan Bank                                        4,005         2,903
Accrued interest payable                                                       53            49
Advance payments by borrowers for taxes and insurance                          47            20
Deferred income taxes                                                          63            68
Other liabilities                                                             211           116
                                                                         --------       -------

               Total liabilities                                           54,174        50,330
                                                                         --------       -------
Shareholders' Equity
Common shares, 5,000,000 authorized w/o par value;
    952,200 shares issued                                                       0             0
Additional paid-in capital                                                  9,085             0
Retained earnings, substantially restricted                                 5,558         5,271
Unrealized gain on securities available-for-sale, net of applicable
        deferred income taxes                                                 180           127
Common shares acquired by Employee Stock Ownership Plan                      (762)            0
                                                                         --------       -------
               Total shareholders' equity                                  14,061         5,398
                                                                         --------       -------

               Total liabilities and shareholders' equity                $ 68,235       $55,728
                                                                         ========       =======


The accompanying notes are an integral part of these financial statements.


                         HOME CITY FINANCIAL CORPORATION
                                Springfield, Ohio
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  Dollars in thousands, except per share amounts
                                                                  ______________________________________________
                                                                   (Unaudited)                   (Unaudited)
                                                                  3 Months Ended                9 Months Ended
                                                                     March 31,                     March 31,
                                                                1997          1996             1997         1996
                                                              --------      --------         --------     --------

Interest income
Interest and fees on loans                                     $ 1,203       $1,048          $ 3,470       $3,021
Interest on investment securities                                   92           33              173          106
Interest on mortgage-backed securities                              25           56              123          157
Interest on deposits in banks and federal funds sold                68           14              130           38
                                                               -------       ------          -------       ------
               Total interest income                             1,388        1,151            3,896        3,322
                                                               -------       ------          -------       ------

Interest expense
Interest on interest-bearing checking accounts                       3            1                8            2
Interest on savings deposits                                        48           59              169          192
Interest on certificates of deposit                                616          552            1,825        1,560
Interest on advances from Federal Home Loan Bank                    66           41              167          132
                                                               -------       ------          -------       ------
        Total interest expense                                     733          653            2,169        1,886
                                                               -------       ------          -------       ------

        Net interest income                                        655          498            1,727        1,436

Provision for loan losses                                           20            0               57            0
                                                               -------       ------          -------       ------
        Net interest income after provision for loan loss          635          498            1,670        1,436

Noninterest income
Service charges on deposit accounts                                  2            1                5            2
Life insurance                                                      15           15               45           30
Loss on sale of mortgage-backed securities                         (19)           0              (19)           0
Other income                                                         5            1                7            3
                                                               -------       ------          -------       ------
        Total noninterest  income                                    3           17               38           35
                                                               -------       ------          -------       ------

Noninterest expense
Salaries and employee benefits                                     156          133              402          389
Supplies, telephone and postage                                     15            8               37           31
Occupancy and equipment                                             25           27               75           74
FDIC deposit insurance                                               8           24              319           70
Data processing                                                     15           14               49           39
Legal, accounting and examination                                   53           26              104           88
Franchise tax                                                       45           19               83           53
Other expense                                                       54           45              136          157
                                                               -------       ------          -------       ------
        Total noninterest expense                                  371          296            1,205          901
                                                               -------       ------          -------       ------

Income before income taxes                                         267          219              503          570

Federal income tax expense                                          89           70              141          184
                                                               -------       ------          -------       ------
               Net income                                      $   178       $  149          $   362       $  386
                                                               =======       ======          =======       ======
_____________________________________________________________________________________________________________________
Per share data:
        Net income per share of common stock                   $  0.20          N/A          $  0.41          N/A
_____________________________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.


                         HOME CITY FINANCIAL CORPORATION
                                Springfield, Ohio
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Dollars in thousands
                                                                        ____________________
                                                                            (Unaudited)
                                                                           9 Months Ended
                                                                              March 31,
                                                                         1997          1996
                                                                       --------      --------
Cash flows from operating activities:
        Net income                                                        362           386
        Adjustments to reconcile net income to net cash
           provided by operating activities:
               Premium amortization, net of discount accretion             18            29
               Provision for loan losses                                   57             0
               Depreciation                                                30            28
               Deferred income taxes                                       (5)           49
               Life insurance income, net of expense                      (39)          (11)
               Changes in operating assets and liabilities:
               Increase in accrued income receivable                      (82)          (92)
               (Increase) decrease in other assets                        148           (45)
               Increase (decrease) in accrued interest payable              4            (1)
               Increase in other liabilities                              100            18
                                                                     --------       -------

        Net cash provided by operating activities                         593           361
                                                                     --------       -------

Cash flows from investing activities:
        Net increase (decrease) in time deposits                          700            (1)
        Proceeds from maturities of held-to-maturity securities             0           500
        Purchase of available-for-sale securities                      (6,969)         (255)
        Proceeds from sale of mortgage-backed securities                1,891             0
        Payments on mortgage-backed securities                            253           427
        Purchase of loans                                                (375)            0
        Net change in loans                                            (7,891)       (6,810)
        Purchases of premises and equipment                               (21)          (51)
        Purchase of Federal Home Loan Bank stock                          (21)          (16)
        Purchase of life insurance contracts                                0        (1,020)
                                                                     --------       -------

        Net cash used in investing activities                         (12,433)       (7,226)
                                                                     --------       -------

Cash flows from financing activities:
        Net increase in deposits                                        2,621         6,195
        Proceeds from advances from Federal Home Loan Bank              1,825           900
        Payments on advances from Federal Home Loan Bank                 (723)       (1,061)
        Proceeds from sale of Common Stock                              8,313             0
        Net increase in advance payments by borrowers for
            taxes and insurance                                            27             7
                                                                     --------       -------

        Net cash provided by financing activities                      12,063         6,041
                                                                     --------       -------

        Net increase (decrease) in cash and cash equivalents              223          (824)
        Cash and cash equivalents at beginning of period                1,843         2,377
                                                                     --------       -------

        Cash and cash equivalents at end of period                   $  2,066       $ 1,553
                                                                     ========       =======


The accompanying notes are an integral part of these financial statements.

                         HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        March 31, 1997, and June 30, 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In September 1996, the Board of Directors of Home City Federal Savings Bank of Springfield (the "Company") adopted a Plan of Conversion (the "Plan") whereby the Company would convert to the stock form of ownership, followed by the issuance of all the Company's outstanding stock to a newly formed holding company, Home City Financial Corporation (the "Corporation"). Pursuant to the Plan, the Corporation offered common shares for sale to certain depositors of the Company and members of the community. The conversion was completed on December 30, 1996, and resulted in the issuance of 952,200 common shares of the Corporation which, after consideration of offering expenses totaling approximately $447,000 and $762,000 in shares purchased by the ESOP (the "Employee Stock Ownership Plan"), resulted in net capital proceeds of $8.3 million. Condensed financial statements of the Corporation are presented herein. Future references are made either to the Corporation or the Company as applicable.

The Corporation is a savings and loan holding company whose activities are primarily limited to holding the stock of the Company. The Company conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non- residential purposes. The Company's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for both the three- and nine-month periods ended March 31, 1997. The weighted average number of shares outstanding for both the three- and nine-month periods ended March 31, 1997, were 876,024. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation.

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X and Rule 310 of Regulation SB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

                         HOME CITY FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



        The following focuses on the consolidated financial condition of the Corporation at March 31, 1997, compared to June 30, 1996, and the results of operations for the three- and nine-month periods ended March 31, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included in the Form 10-QSB. The Corporation is not aware of any market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Corporation is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


                    Note Regarding Forward-Looking Statements

        In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally. Some of the forward-looking statements included herein are the statements regarding the allowance for loan losses.


                               Financial Condition

Liquidity

        Liquidity relates to the Company's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Company's ability to readily convert assets to cash and readily marketable, short-term assets, such as federal funds sold and deposits in other banks.

        Cash and cash equivalents, time deposits with original maturities of 90 days or more, investment securities available-for-sale, and mortgage-backed securities available-for-sale were $12.38 million at March 31, 1997, an increase of $4.32 million from the June 30, 1996 total. Such increase was attributable to the net inflow of funds from the conversion and related stock offering. The Company's liquidity ratio was 15.8% at March 31, 1997, which exceeded the regulatory requirement of 5%.

        Liability liquidity relates to the Company's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $2.62 million for the nine months ended March 31, 1997, compared to June 30, 1996. During the first nine months of fiscal 1997, a decrease of $1.83 million in savings accounts and $1.57 million in Jumbo or negotiable rate certificates (i.e., time deposits of $100 thousand or more) were offset by increases in transaction accounts (i.e., demand deposit and negotiable order of withdrawal, or "NOW," accounts) of $0.76 million and other time certificate increases of $5.26 million.

        Access to funds from the Federal Home Loan Bank (the "FHLB") in the form of short- and long-term advances is a supplemental source of cash to meet liquidity needs.

Capital Resources

        Shareholders' equity totaled $14.06 million at March 31, 1997, compared to $5.40 million at June 30, 1996. This increase was primarily due to the additional paid-in capital as a result of the aforementioned conversion and related public offering. A net unrealized holding gain on securities available-for-sale of $53,000 also contributed to the increase. As of March 31, 1997, the Corporation's ratio of shareholders' equity to assets was 20.61%, compared to 9.69% at June 30, 1996.

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

        The  following  table  summarizes  the  Company's   regulatory   capital
requirements and actual capital at March 31, 1997:

                                                               Excess of actual capital
                   Actual Capital       Current requirements  over current requirements    Applicable
                 Amount     Percent      Amount     Percent       Amount     Percent      asset total
                 ------     -------      ------     -------       ------     -------      -----------
                                                   (Dollars in thousands)

Tangible
   Capital      $10,147      15.59%      $  976       1.50%       $9,171      14.09%        $65,098

Core
   Capital       10,147      15.59        1,953       3.00         8,194      12.59          65,098

Risk-based
   Capital       10,568      29.31        2,885       8.00         7,683      21.31          36,060


Changes in Financial Condition

        General. The Corporation's consolidated total assets were $68.24 million at March 31, 1997, reflecting an increase of $12.51 million, or 22.44%, over the $55.73 million at June 30, 1996. This growth was primarily attributable to an increase in loans outstanding, funded primarily by the proceeds from the capital stock offering and secondarily by increases in total deposits of $2.62 million and Federal Home Loan Bank advances of $1.10 million.

        Cash and Cash Equivalents, Time Deposits, Investment Securities, Mortgage-Backed Securities and FHLB Stock. Cash and cash equivalents, time deposits with original maturities of 90 days or more, investment securities, mortgage-backed securities and FHLB stock increased by $4.34 million between June 30, 1996, and March 31, 1997. The primary changes were an increase in cash and cash equivalents from $1.84 million at June 30, 1996, to $2.07 million at March 31, 1997, and a decrease in time deposits with original maturities of 90 days or more from $1.06 million at June 30, 1996, to $361,000 at March 31, 1997. The additional funds derived from the conversion and related stock offering were utilized to purchase short-term liquid investment securities.

         Loans Receivable. Net loans receivable equaled $53.43 million at March 31, 1997, compared to $45.23 million at June 30, 1996, an increase of 18.13%, attributable to the continued demand for mortgage loans coupled with the growth of the consumer loan product line, which was introduced in January of 1996. Average total loans outstanding for the nine-month period ended March 31, 1997, equaled $50.05 million, compared to $43.28 million for the same nine-month period ended March 31, 1996, which represents an increase of $6.77 million, or 15.6%. Approximately 35.9% of this increase was experienced in the installment loan portfolio (i.e., consumer loans). Management is continuing to emphasize single-family residential lending.

        Deposits. Total deposits increased by $2.62 million, or 5.56%, during the first nine months of fiscal year 1997. Total time deposits increased by $3.69 million, or 10.01%, while demand and savings deposits decreased a net amount of $1.07 million, or 11.68%, during the nine-month period ended March 31, 1997.

          Advances from the FHLB increased $1.10 million, or 37.96%, during the first three quarters of fiscal year 1997, due to sustained loan demand.
Liabilities other than deposits and advances from the FHLB increased by $121,000. Such increase was primarily attributed to the recording of $95,000 in accounts payable related to operating expenses and income taxes. Minor increases were also reported in accrued interest payable and other miscellaneous liability accounts.



                              Results of Operations

        General. The Corporation recorded a consolidated net income of $178,000 for the three months ended March 31, 1997, compared to $149,000 for the same quarter in 1996, and $362,000 for the nine months ended March 31, 1997, compared to $386,000 for the nine months ended March 31, 1996.

Three Months Ended March 31, 1997, Compared to Three Months Ended March 31, 1996

        Net Interest Income. The Corporation's net interest income for the three months ended March 31, 1997, increased by 31.53%, from $498,000, to $655,000, compared to the same period in 1996. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, increased slightly, from 3.82% for the three months ended March 31, 1996, to 4.00% for the same period in 1997, primarily as a result of the growth in earning assets. During the same period, the net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, decreased 51 basis points, to 2.87%. Average loans outstanding increased by $7.5 million as compared to 1996, which contributed approximately $158,000 to the net interest income, while the change in average yield on loans outstanding decreased the net interest income by approximately $3,000.

        Provision for Loan Losses. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for the risk of loss inherent in the Company's loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur.

        The allowance and provision for loan losses is determined by management upon consideration of such factors as the size and character of the loan portfolio, loan loss experience, problem loans and economic conditions in the Company's market area. Management attempts to minimize the risk associated with each loan by evaluating each loan independently based upon criteria which include, but are not limited to, (a) the purpose of the loan, (b) the credit history of the borrower, (c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received. Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan-by-loan basis. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination. Increases in the loan portfolio, increases in the types of loans carrying greater risk of loss, increases in non-performing loans and changes in the local and national economy all could cause the allowance for loan losses to be insufficient.

        The Company added $20,000 to the allowance for loan losses during the quarter ended March 31, 1997, due to the increase in loans receivable and the increase in consumer loans, which are generally considered to have a greater risk of loss than one- to four-family mortgage loans. The Company also recovered $48,000 from loans previously charged-off.

         Noninterest Income and Expense. Noninterest income was $3,000 for the three months ended March 31, 1997, compared to $17,000, for the same period in 1996. This decrease was a result of the $19,000 loss recognized from the sale of mortgage-backed securities, the proceeds of which were utilized to fund higher yielding loans. Noninterest expense increased by $75,000 for the three months ended March 31, 1997, compared to the same period in 1996. The increase was attributed to the increased costs of employee salaries and benefit plans, professional fees (legal and accounting) due to the Corporation's public company reporting requirements, corporate franchise tax and other miscellaneous operating expenses.

Nine Months Ended March 31, 1997, Compared to Nine Months Ended March 31, 1996

        Net Interest Income. The Corporation's net interest income for the nine months ended March 31, 1997, increased by 20.26%, from $1,436,000 to $1,727,000, compared to the same period in 1996. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, increased slightly from 3.84% for the nine-month period ended March 31, 1996, to 3.89% for the same period in 1997, primarily as a result of the Corporation's ability to increase interest-earning assets more rapidly than interest-costing liabilities. The shifting of deposits from lower yielding accounts to longer termed deposits, which generally have a higher rate of interest, did slow the growth of the net interest margin. During the same period, the net interest spread, which reflects average yield on interest-earnings assets less average costs of interest-bearing liabilities, decreased 20 basis points to 3.19%. Average loans outstanding increased by $6.7 million as compared to 1996, which contributed approximately $453,000 to the net interest income while the change in average yield on loans outstanding decreased the net interest income by approximately $4,000.

        Noninterest Income and Expense. Noninterest income was $38,000 for the nine months ended March 31, 1997, compared to $35,000 for the same nine-month period in 1996. This increase is attributed to the increase in the cash surrender value of the key-man life insurance policy, which was partially offset by the recognition of the loss of $19,000 on the sale of mortgage-backed securities. Noninterest expense increased by $304,000, or 33.74%, in 1997 compared to 1996 primarily as a result of a one-time deposit insurance special assessment of $263,000, which was levied on September 30, 1996, on all institutions with deposits insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Significant increases were also experienced in corporate franchise taxes, ($30,000) and professional fees ($16,000).

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

                      None


        ITEM 5 - OTHER INFORMATION

                      None


        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                      a.  1. Exhibit 3 (i): Articles of Incorporation

                          2. Exhibit 3 (ii): Code of Regulations

                          3. Exhibit 27: Financial Data Schedule

                       b. No reports on Form 8-K were filed during the quarter
                          ended March 31, 1997.

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            HOME CITY FINANCIAL CORPORATION


Date: May 12, 1997                          /s/ Douglas L. Ulery
                                            ____________________________
                                            Douglas L. Ulery
                                            President



Date: May 12, 1997                          /s/ Gary E. Brown
                                            ____________________________
                                            Gary E. Brown
                                            Treasurer