Form 10QSB/A
period 1996-12-31
HOME CITY FINANCIAL CORP
filed 1997-05-23
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X*__ No_____


As of January 31, 1997, 952,200 common shares, no par value, of the Registrant were outstanding. There were no preferred shares outstanding.


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




                                            HOME CITY FINANCIAL CORPORATION



                                        /s/ Douglas L. Ulery
Date: May 23, 1997                          ___________________________________
                                            Douglas L. Ulery
                                            President


                                        /s/ Gary E. Brown
Date: May 23, 1997                          ____________________________________
                                            Gary E. Brown
                                            Treasurer