Form 10QSB/A
period 1997-03-31
HOME CITY FINANCIAL CORP
filed 1997-05-23
CIK 1022103

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X*__ No_____


As of April 30, 1997, 952,200 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.


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





                                            HOME CITY FINANCIAL CORPORATION


Date: May 23, 1997                          /s/ Douglas L. Ulery
                                            ____________________________
                                            Douglas L. Ulery
                                            President



Date: May 23, 1997                          /s/ Gary E. Brown
                                            ____________________________
                                            Gary E. Brown
                                            Treasurer