Form 10KSB
period 1997-06-30
HOME CITY FINANCIAL CORP
filed 1997-09-26
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-KSB

                 ANNUAL REPORT Pursuant to SECTION 13 or 15(d) of
                        THE SECURITIES EXCHANGE ACT of 1934

                      For the fiscal year ended June 30, 1997
                        Commission File Number  333-12501
                               _____________________

                          HOME CITY FINANCIAL CORPORATION
                  (name of small business issuer in its charter)

             Ohio                                    34-1839475
   (State or other Jurisdiction                     (IRS Employer
    of incorporation or organization)                Identification Number)

   63 West Main Street, Springfield, Ohio            45502
  (Address of principal executive offices)           (zip code)

                     Issuer's telephone number  (937)324-5736
                               ____________________

       Securities registered under Section 12(b) of the Exchange Act:
                                 not applicable
       Securities registered under Section 12(g) of the Exchange Act:
                         Common Shares (No Par Value)
                        Preferred Shares (No Par Value)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES _X_  NO ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for the most recent fiscal year.  $5,372,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 25, 1997, 904,590 common shares of the Registrant were outstanding. The aggregate market value of the shares held by non-affiliates was $11,371,684 based upon the closing price of $15.50 per share as quoted by The Nasdaq Stock Market.

     Documents Incorporated by Reference

     The following sections of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

     1.   Proposal One - Election of Directors
     2.   Compensation of Directors and Executive Officers
     3. Voting Securities and Ownership of Certain Beneficial Owners and Management

     Transitional Small Business Disclosure Format     YES ___  NO _X_

                                      PART I

ITEM 1.  Description of Business

General

     Home City Financial Corporation ("HCFC"), a unitary savings and loan holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding common stock of Home City Federal Savings Bank of Springfield ("Home City"), a savings association chartered under the laws of the United States. In December 1996, HCFC acquired all of the common shares issued by Home City upon its conversion from a mutual savings association to a stock savings association (the "Conversion"). Since its formation, HCFC's activities have been limited primarily to holding the common shares of Home City and investing excess funds from the Conversion in investment securities and savings deposits in Home City.

     Home City is a stock savings bank principally engaged in the business of making permanent first and second mortgage loans secured by one- to four-family residential real estate and nonresidential real estate located in Home City's primary lending area and investing in U.S. Government and federal agency obligations, interest-bearing deposits in other financial institutions and mortgage-backed securities and municipal securities. Home City also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The origination of consumer loans, including unsecured loans and loans secured by deposits, constitutes a growing portion of Home City's lending activities. Funds for lending and investment activities are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), and loans and mortgage-backed and related securities repayments. Home City conducts business from its office located in Springfield, Ohio. Home City's primary lending area consists of Clark County, Ohio, and adjacent counties.

     As a savings and loan holding company, HCFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings association chartered under the laws of the United States, Home City is subject to regulation, supervision and examination by the OTS and the FDIC. Home City is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati.

Market Area

     Home City conducts business from its main office, located in Springfield, Ohio. Springfield is located 25 miles east of Dayton, 40 miles west of Columbus and 80 miles north of Cincinnati. Home City's primary market area consists of Clark County, Ohio, and adjacent counties. Clark County, Ohio is characterized by lower than average levels of income and housing values and a slightly higher unemployment level. Its strongest employment categories are wholesale/retail trade, services and manufacturing, with smaller numbers of residents employed in the finance, insurance and real estate industry categories.

Forward-Looking Statements

     When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Home City's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home City's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect HCFC's financial performance and could cause HCFC's actual results for future periods to differ materially from any statements expressed with respect to future periods. See
Exhibit 99.2 hereto "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

     HCFC does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

     General. Home City's primary lending activity is the origination of conventional mortgage loans and home equity loans secured by one- to four-family homes and nonresidential real estate located in Home City's primary lending area. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more are also offered by Home City. Home City does not originate loans insured by the Federal Housing Administration or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Home City makes commercial loans secured by assets of the borrower other than real estate, secured and unsecured consumer loans. Home City does not originate its loans in accordance with traditional secondary market guidelines.

     Loan Portfolio Composition. The following table presents certain information with respect to the composition of Home City's loan portfolio at the dates indicated:

                                                                                At June 30,
                                                 ___________________________________________________________________________
                                                        1997                        1996                         1995
                                                 __________________          __________________           __________________
                                                            Percent                     Percent                      Percent
                                                           of total                    of total                     of total
                                                 Amount      loans           Amount      loans            Amount      loans
                                                 ______      _____           ______      _____            ______      _____
                                                                                  (Dollars in thousands)
Residential real estate loans:
   One- to four-family (first mortgage)          $37,739     64.61%          $31,580     64.89%           $24,724     58.85%
   Multifamily                                     2,774      4.75             3,233      6.64              3,288      7.82
   Home equity (second mortgage)                     452      0.77               313      0.64                232      0.55
Nonresidential real estate loans                   8,127     13.91             7,255     14.91              7,309     17.39
Land loans                                         1,853      3.17             2,223      4.57              1,684      4.01
Construction loans                                 3,753      6.43             2,350      4.83              4,582     10.90
                                                 _______    ______           _______    ______            _______    ______
      Total real estate loans                     54,698     93.64            46,954     96.48             41,819     99.52

Commercial loans                                     464      0.79                73      0.15                 --        --
Consumer loans:
   Loans on deposits                                 235      0.40               160      0.33                201      0.48
   Other consumer loans                            3,018      0.17             1,481      3.04                 --        --
                                                 _______    ______           _______    ______            _______    ______
       Total consumer loans                        3,253      5.57             1,641      3.37                201      0.48
                                                 _______    ______           _______    ______            _______    ______
Total loans                                       58,415    100.00%           48,668    100.00%            42,020    100.00%
                                                            ______                      ______                       ______
   Less:
   Unearned and deferred (income)
       expense, net                                 (487)                       (447)                        (420)
   Loans in process                               (1,448)                     (2,634)                      (2,321)
   Allowance for loan losses                        (445)                       (362)                        (319)
                                                 _______                     _______                      _______
Net loans                                        $56,035                     $45,225                      $38,960
                                                 _______                     _______                      _______

     Loan Maturity Schedule. The following table sets forth certain information as of June 30, 1997, regarding the dollar amount of loans maturing in Home City's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                 During the               Due 4-5      Due 6-10      Due 11-15    Due more than
                             year ending June 30,       years after   years after   years after   15 years after
                         __________________________
                         1998       1999       2000        6/30/97       6/30/97       6/30/97        6/30/97        Total
                         ____       ____       ____        _______       _______       _______        _______        _____
                                                                 (Dollars in thousands)
Mortgage loans:
   Residential          $  785     $  253     $  317        $  691        $3,004       $22,717        $12,187       $39,954
   Nonresidential          684        256        376           154         2,499         6,621          2,219        12,809
Consumer loans             372        196        171           944           751           799             20         3,253
Commercial loans            45          7         13            90           309            --             --           464
                        ______     ______     ______        ______        ______       _______        _______       _______
      Total loans       $1,886     $  712     $  877        $1,879        $6,563       $30,137        $14,426       $56,480
                        ______     ______     ______        ______        ______       _______        _______       _______

     Of the loans due more than one year after June 30, 1997, loans with aggregate balances of $28.3 million have fixed rates of interest, and loans with aggregate balances of $26.3 million have adjustable interest rates.

     One- to Four-family Residential Real Estate Loans. The primary lending activity of Home City has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Home City's designated lending area. Home City also originates loans for the construction of one- to four-family residences and home equity loans. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

     OTS regulations limit the amount that Home City may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Home City makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Low to moderate income loans are granted up to 95% on single-family or duplex, owner occupied residences. Home Equity loans secured by first or second mortgages are made with a maximum combined LTV for the first and second mortgage of 100%. Home City makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, non-owner occupied residences in amounts up to 75% LTV. Home City generally requires private mortgage insurance ("PMI") for the amount of loans in excess of 80% of the value of the real estate securing such loans. PMI is required for the amount of any loan in excess of 85% of the value of the real estate and improvements for low-to-moderate income loans. Fixed-rate residential real estate loans are offered by Home City for terms of up to 15 years.

     Home City has been originating adjustable-rate mortgage loans ("ARMs") for several years. ARMs are offered by Home City for terms of up to 30 years and with various alternative features. The interest rate adjustment periods on the ARMs are either one year, three years or a fixed rate for 10 years followed by one-year adjustment periods. The interest rate adjustments on ARMs presently originated by Home City are tied to changes in the weekly average yield on the one- and three-year U.S. Treasury constant maturities index, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date had been 1% with a maximum adjustment of 3% over the term of the loan, although Home City now offers an ARM with a 2% maximum adjustment at each adjustment date and a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Home City also offers ARMs on one- to four-family properties with a margin of 3.75% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan, respectively. Home City originates ARMs which have initial interest rates lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is generally lower than industry standards and is considered in Home City's underwriting of any such loans with a one-year adjustment period.

     The aggregate amount of Home City's one- to four-family residential real estate loans equaled approximately $37.7 million at June 30, 1997, and represented 64.61% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $284,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $215,000, or 0.57% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

     Multifamily Residential Real Estate Loans. In addition to loans on one- to four-family properties, Home City makes loans secured by multifamily properties containing over four units. Such loans are made with adjustable interest rates, a maximum LTV of 75% and a maximum term of 15 years.

     Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home City attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Home City currently requires that borrowers agree to submit financial statements, rent rolls and tax returns annually to enable Home City to monitor the loans.

     At June 30, 1997, loans secured by multifamily properties totaled approximately $2.8 million, or 4.75% of Home City's total loan portfolio, all of which were secured by property located within Home City's primary market area, and all of which were performing in accordance with their terms. The largest loan secured by a multifamily property had a balance at June 30, 1997, of approximately $653,000.

     Home Equity Loans. Home City offers home equity loans secured by second mortgages on one- to four-family residential real estate located in Clark County, Ohio, and adjacent counties. Such loans are made for various purposes, including home improvement, debt consolidation and consumer purchases. The interest rates on loans secured by such second mortgages are fixed, with a maximum combined LTV for the first and second mortgage of 100%.

     At June 30, 1997, home equity loans totaled approximately $452,000, or 0.77% of Home City's total loan portfolio. All of such loans were secured by property located within Home City's primary market area and all were performing in accordance with their terms. The balance of the largest single home equity loan was $120,000 at June 30, 1997.

     Nonresidential Real Estate Loans. Home City also makes loans secured by nonresidential real estate consisting of retail stores, office buildings and businesses. Such loans generally are originated with terms of up to 15 years, a minimum loan amount of $10,000 and a maximum loan amount of $1.5 million. Such loans have a maximum LTV of 75%.

     Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. Home City has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. Home City also requires personal guarantees on such loans.

     At June 30, 1997, Home City had a total of $8.1 million invested in nonresidential real estate loans, all of which were secured by property located within Home City's primary market area. Such loans comprised approximately 13.91% of Home City's total loans at such date. At such date, Home City had $171,000 in 90 days delinquent or non-accruing nonresidential real estate loans, or 0.30% of total loans. See "Delinquent Loans, Non-performing Assets and Classified Assets."

     Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At June 30, 1997, Home City's nonresidential mortgage loans totaled 78.77% of Home City's tangible capital.

     Land Loans. Home City makes two varieties of land loans. Loans are made for the acquisition of land to be developed for construction. Such loans are usually made for relatively short periods of time, generally not more than three years, with fixed interest rates. Loans are also made to borrowers who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with adjustable interest rates and terms of up to 15 years. Land loans are secured by the land being purchased with the loan proceeds and have maximum LTVs of 75%.

     At June 30, 1997, land loans totaled approximately $1.9 million, or 3.17% of Home City's total loan portfolio. The largest land loan at June 30, 1997, had a balance of approximately $421,000. All of such loans were secured by property located within Home City's primary market area of which $30,000 were more than 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

     Construction Loans. Home City makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates of interest and for terms of up to 15 years. Most of the construction loans originated by Home City historically were made to owner-occupants for the construction of single-family homes by a general contractor.

     Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project.
In the event a default on a construction loan occurs and foreclosure follows, Home City must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Home City attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns and other projects undertaken by the developers.

     At June 30, 1997, a total of $3.8 million, or approximately 6.43% of Home City's total loans, consisted of construction loans. All of Home City's construction loans are secured by property located within Home City's primary market area, and the economy of such lending area has been relatively stable. At June 30, 1997, all of such loans were performing in accordance with their terms.

     Commercial Loans. Home City occasionally makes loans for commercial purposes. Such loans may be secured by nonresidential real estate or by assets of the borrower other than real estate, such as equipment or receivables. At June 30, 1997, Home City had nine commercial loans in the aggregate amount of $464,000, each of which was performing in accordance with its terms.

     Consumer Loans. Home City makes various types of loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to 15 years. Home City has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

     Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Home City has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

     At June 30, 1997, Home City had approximately $3.3 million, or 5.57% of its total loans, invested in consumer loans, and none of such loans were more than 90 days delinquent or nonaccruing .

     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper solicitations by Home City's lending staff and walk-in customers.

     Loan applications for permanent mortgage loans are taken by loan personnel. Home City obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. Home City limits the ratio of mortgage loan payments to the borrower's income to 25% and the ratio of the borrower's total debt payments to income to 35-42%. An appraisal of the fair market value of the real estate on which Home City will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors.

     Unless Home City is aware of factors which may lead to an environmental concern, Home City generally does not require any form of specific environmental study at the time a loan secured by one- to four-family residential real estate is made. If, however, Home City is aware of any such factor at the time of loan origination, Home City requires the completion and satisfactory review of a Phase I Environmental Assessment before such loan is made. For loans secured by multifamily and nonresidential real estate, a Phase I Environmental Assessment is generally completed and satisfactorily reviewed before the loan is made.

     Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to various management offi cials for approval or rejection if the loan amount does not exceed $300,000.
If the loan amount exceeds $300,000, or if the application does not conform in all respects with Home City's underwriting guidelines, the application is submitted to the Executive Loan Committee or the Board of Directors for review and for final disposition. If a mortgage loan application is approved, an attorney's opinion of title is obtained on the title to the real estate which will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name
Home City as an insured mortgagee.

     The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Home City also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any. Commercial loans are underwritten on the basis of the source of the cash flow required to service the debt and the value of the security for the loan.

     Home City's loans carry no prepayment penalties, but do provide the entire balance of the loan is due upon sale of the property securing the loan. Home City generally enforces such due-on-sale provisions.

     Loan Originations, Purchases and Sales. Home City originates almost an equal number of fixed-rate and adjustable-rate loans. See "DESCRIPTION OF BUSINESS - Loan Maturity Schedule." Home City occasionally participates in loans by other institutions.

     The following table presents Home City's mortgage loan origination and participation activity for the periods indicated:

                                                      Year ended June 30,
                                               _________________________________
                                               1997          1996           1995
                                               ____          ____           ____
                                                     (Dollars in thousands)
Loans originated:
   One- to four-family residential <F1>      $14,872       $14,091        $ 9,269
   Multifamily residential                       325           280          1,468
   Nonresidential                              2,451         2,210          3,303
   Commercial                                    546           133             --
   Consumer                                    2,975         1,797             37
   Loans Purchased                               374            --             --
                                             _______       _______        _______

     Total loans originated                   21,543        18,511         14,077
                                             _______       _______        _______

Reductions:
   Principal repayments                      (10,902)       (9,287)        (5,623)
   Sales of loans                                  0        (2,760)          (338)
Increase (decrease) in other items,
   net  <F2>                                     169          (199)          (148)
                                             _______       _______        _______
     Net increase (decrease)                 $10,810       $ 6,265        $ 7,968
                                             _______       _______        _______

<F1>
Includes construction loans.
<F2>
Consists of unearned and deferred fees, costs and the allowance for loan losses.

     OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may lend to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits. An exception to these limits permits loans to one borrower of up to $500,000 "for any purpose."

     Based on such limits, Home City was able to lend approximately $1,614,000 to one borrower at June 30, 1997. The largest amount Home City had outstanding to one borrower at June 30, 1997, was $1,250,000. Such loans were secured by several one- to four-family residential properties and a residential property under construction. All of such loans were current at June 30, 1997.


     Delinquent Loans, Non-performing Assets and Classified Assets. When a borrower fails to make a required payment on a loan, Home City attempts to cause the delinquency to be cured by contacting the borrower. In most cases, delinquencies are cured promptly.

     When a loan is fifteen days or more delinquent, the borrower is sent a delinquency notice. When a loan is thirty days delinquent, Home City generally telephones the borrower. Depending upon the circumstances, Home City may also inspect the property and inform the borrower of the availability of credit counseling from Home City and counseling agencies. Before a loan becomes 90 days delinquent, Home City will make further contact with the borrower and, depending upon the circumstances, may arrange appropriate alternative payment arrangements. After a loan becomes 90 days delinquent, Home City may refer the matter to an attorney for foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Home City.

     Real estate acquired, or deemed acquired, by Home City as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by Home City at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense.

     Home City places a loan on nonaccrual status when the principal and interest is delinquent 90 days or more and deducts from income the interest previously accrued.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                          At June 30,
                                 _____________________________________________________________________________________________
                                             1997                             1996                             1995
                                 ___________________________       __________________________       __________________________
                                                    Percent                          Percent                          Percent
                                                    of total                         of total                         of total
                                 Number     Amount    loans        Number    Amount    loans        Number    Amount    loans
                                 ______     ______    _____        ______    ______    _____        ______    ______    _____
                                                                      (Dollars in thousands)
Loans delinquent for: <F1>
   30-59 days                      26       $  667     1.18%         17      $  565     1.24%         11      $  296     0.75%
   60-89 days                       5          133     0.23           4         170     0.37           4          83     0.21
   90 days and over                20          416     0.74          14         247     0.54          14         207     0.53
                                   __       ______     ____          __      ______     ____          __      ______     ____
Total delinquent loans             51       $1,216     2.15%         35      $  982     2.15%         29      $  586     1.49%
                                   __       ______     ____          __      ______     ____          __      ______     ____

<F1>
The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

     The following table sets forth information with respect to the nonaccrual status of Home City's loans which are 90 days or more past due and other non-performing assets at the dates indicated:

                                                           At June 30,
                                                 ________________________________
                                                 1997          1996          1995
                                                 ____          ____          ____
                                                       (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate:
     Residential                                 $245          $247          $207
     Nonresidential                               171            --            --
   Commercial                                      --            --            --
   Consumer                                        --            --            --
                                                 ____          ____          ____
     Total non-performing loans                   416           247           207

Real estate owned                                  --            --            --
                                                 ____          ____          ____
     Total non-performing assets                 $416          $247          $207
                                                 ____          ____          ____

     Total loan loss allowance                   $445          $362          $319

     Total non-performing assets as
        a percentage of total assets             0.59%         0.44%         0.43%

Loan loss allowance as a percent
   of non-performing loans                     106.97%       146.56%       154.11%

     During the year ended June 30, 1997, $2,000 in interest income was recognized and an additional $29,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 115. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms. For additional information, see Note D of the Notes to Financial Statements.

     OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful," or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

     Generally, Home City classifies as "substandard" all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

     The aggregate amount of Home City's classified assets at the dates indicated were as follows:

                                                    At June 30,
                                        __________________________________
                                        1997           1996           1995
                                        ____           ____           ____
                                           (Dollars in thousands)
     Classified assets:
        Substandard                     $438           $518           $349
        Doubtful                          --             19             --
        Loss                              81            102            106
                                        ____           ____           ____
          Total classified assets       $519           $639           $455
                                        ____           ____           ____

     Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. Home City had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

     OTS regulations require that Home City establish prudent general allowances for loan losses for any classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Home City must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount.


     Allowance for Loan Losses. Home City maintains an allowance for loan losses based upon a number of relevant factors, including but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem assets and changes in the composition of the loan portfolio.

     The single largest component of Home City's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by residential real estate and required down payments of 20% of the lower of the sales price or appraisal value of the real estate. In addition, these loans are secured by property in Home City's lending area of a 100-mile radius from Springfield, Ohio. Home City's practice of making loans only in their market area and requiring a 20% down payment have contributed to a low historical charge-off history.

     In addition to one- to four-family residential real estate loans, Home City makes additional real estate loans including home equity, multifamily residential real estate, nonresidential real estate and construction loans. These loans are secured by property in Home City's lending area and also require the borrower to provide a down payment. Home City also makes a limited amount of commercial and consumer loans. Although these types of loans are considered to involve a higher degree of risk than loans secured by one- to four-family residential real estate, Home City has experienced charge-offs only from loans secured by one- to four-family residential real estate.

     The allowance for loan losses is reviewed quarterly by the Board of Directors. The review process includes a credit analysis of loans on the "watch list," past due loans, new significant borrowings and random samples of new loans made. The analysis of loans secured by multifamily and nonresidential real estate and commercial loans includes a review of tax returns and financial statements, and the review of all loans includes an estimation of the value of the collateral. The amounts of provisions for loan losses for the periods shown in the table below were determined based upon such loan review, past loss experience, anticipated growth and prevailing economic conditions. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The following table sets forth an analysis of Home City's allowance for loan losses for the periods indicated:

                                                             Year ended June 30,
                                                      __________________________________
                                                      1997           1996           1995
                                                      ____           ____           ____
                                                            (Dollars in thousands)
Balance at beginning of period                        $362           $319           $229

Charge-offs                                            (22)            (7)           (19)
Recoveries                                              48             --             --
Provision for loan losses (charged to operations)       57             50            109
                                                      ____           ____           ____
Balance at end of period                              $445           $362           $319
                                                      ____           ____           ____

Ratio of net charge-offs (recoveries) to average net
   loans outstanding during the period               (0.05)%         0.02%          0.05%
Ratio of allowance for loan losses to total loans     0.79%          0.79%          0.81%

     For the year ended June 30, 1997, $29,000 of the allowance for loan losses was allocated to loans secured by nonresidential real estate, $72,000 was allocated to loans secured by one- to four-family real estate, and $48,000 was allocated to consumer loans. The allowance was unallocated for the years ended June 30, 1996 and 1995. Home City's management anticipates that loan losses will not exceed $30,000 during the fiscal year 1998 and that all such losses will be experienced on loans secured by one- to four-family residential real estate.

Mortgage-Backed and Related Securities

     Home City maintains a portfolio of mortgage-backed securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") participation certificates, as well as two mortgage-backed securities not issued by government agencies. Mortgage-backed securities generally entitle Home City to receive a portion of the cash flows from an identified pool of mortgages. FHLMC and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

     The FHLMC is a corporation chartered by the U.S. Government and guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Although FHLMC securities are not backed by the full faith and credit of the U.S. Government, these securities are generally considered among the highest quality investments with minimal credit risk. GNMA is a government agency. GNMA securities are backed by Federal Housing Authority-insured and Veterans Administration-guaranteed loans. The timely payment of principal and interest on GNMA securities is guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government.

     The following tables set forth the composition of Home City's mortgage-backed securities at the dates indicated:

                                                 At June 30,
                               _____________________________________________
                                       1997                       1996
                               __________________         __________________
                               Amortized    Fair          Amortized    Fair
                                 cost       value           cost       value
                                 ____       _____           ____       _____
GNMA certificates               $  754     $  730          $3,020     $2,946
FHLMC certificates                  --         --              26         29
                                ______     ______          ______     ______
   Total mortgage-backed
     and related securities     $  754     $  730          $3,046     $2,975
                                ______     ______          ______     ______

     The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Home City's mortgage-backed and related securities at June 30, 1997. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                              At June 30, 1997
              ____________________________________________________________________________________________________________________
                                                                                                         Total mortgage-backed
              One year or less   After one to five years  After five to ten years   After ten years        securities portfolio
              _________________  _______________________  _______________________  _________________   ___________________________
              Carrying  Average      Carrying  Average      Carrying  Average      Carrying  Average   Carrying  Market    Average
               value     yield        value     yield        value     yield        value     yield     value     value     yield
               _____     _____        _____     _____        _____     _____        _____     _____     _____     _____     _____
                                                           (Dollars in thousands)
GNMA
certificates   $ --       -- %        $ --       -- %        $185       6.69%       $545       6.85%    $730      $730       6.81%
FHLMC
certificates     --       --            --       --            --         --          --         --       --        --         --
               ____       ____        ____       ____        ____       ____        ____       ____     ____      ____       ____
   Total       $ --       -- %        $ --       -- %        $185       6.69%       $545       6.85%    $730      $730       6.81%
               ____       ____        ____       ____        ____       ____        ____       ____     ____      ____       ____

          For additional information, see Note C of the Notes to Consolidated Financial Statements.

Investment Activities

     OTS regulations require that Home City maintain a minimum amount of liquid assets, which may be invested in U.S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Home City is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See "REGULATION" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

     The following table sets forth information concerning Home City's investments at the dates indicated:

                                                                         At June 30,
                            _____________________________________________________________________________________________________
                                          1997                               1996                               1995
                            _______________________________    _______________________________     ______________________________
                            Carrying   % of  Market    % of   Carrying   % of  Market    % of     Carrying  % of  Market    % of
                             value   Total    value   Total    value    Total    value   Total     value   Total    value   Total
                             _____   _____    _____   _____    _____    _____    _____   _____     _____   _____    _____   _____
                                                                   (Dollars in thousands)
Interest-bearing demand
 deposits in other
 financial institutions    $ 1,397   13.19% $ 1,397   13.20%  $  588    12.70%  $  588   12.72%   $  307    6.65%  $  307    6.64%
Federal funds sold             200    1.89      200    1.89      400     8.64      400    8.65     1,500   32.50    1,500   32.45
Time deposits in other
 financial institutions        361    3.41      353    3.33    1,061    22.91    1,053   22.78       360    7.80      360    7.79
Investment securities:
 U.S. government and
   federal agency
   securities                6,993   66.02    6,993   66.07      997    21.53      997   21.57     1,496   32.42    1,496   32.36
 Municipal securities<F1>      749    7.07      749    7.08      883    19.07      883   19.10       405    8.78      413    8.93
 Equity securities:
   FHLMC stock                 420    3.97      420    3.97      270     5.83      270    5.84       221    4.79      221    4.78
   Investment in joint
     venture <F2>               29    0.27       29    0.27       18     0.39       18    0.39        18    0.39       18    0.39
   Service corporation<F3>      20    0.19       20    0.19       20     0.43       20    0.43        20    0.43       20    0.43
   FHLB stock                  423    3.99      423    4.00      394     8.51      394    8.52       288    6.24      288    6.23
                           _______  ______  _______  ______   ______   ______   ______  ______    ______  ______   ______  ______
Total investments          $10,592  100.00% $10,584  100.00%  $4,631   100.00%  $4,623  100.00%   $4,615  100.00%  $4,623  100.00%
                           _______  ______  _______  ______   ______   ______   ______  ______    ______  ______   ______  ______

<F1>
Bonds issued by local school districts.
<F2>
Home City has a 50% ownership interest in a joint venture that is primarily involved in the development of low income housing.
<F3>
Home City owns 100% of Homciti Service Corp., whose assets consist of common shares of Intrieve, Incorporated, a data service provider, and a 0.875% ownership in a joint venture which owns The Springfield Inn, a hotel in Springfield, Ohio.

     The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City's investment securities at June 30, 1997:

                                                         At June 30, 1997
                                ___________________________________________________________________
                                One year or less      After one to five years      After five years
                                _________________     _______________________     _________________
                                Carrying  Average        Carrying  Average        Carrying  Average
                                  value     yield          value     yield          value     yield
                                  _____     _____          _____     _____          _____     _____
                                                        (Dollars in thousands)
Investment securities:
  U.S. government and federal
    agency securities            $1,501      5.38%        $5,492      5.96%        $   --        --%
  Municipal securities              205      4.25            387      4.47            157      5.30
  Equity securities:
    FHLMC stock                      --        --             --        --            420      1.50
    Investment in joint venture      --        --             --        --             29        --
    Service corporation              --        --             --        --             20        --
    FHLB stock                       --        --             --        --            423      7.05
                                 ______      ____         ______      ____         ______      ____
Total investments                $1,706      5.24%        $5,879      5.86%        $1,049      4.24%
                                 ______      ____         ______      ____         ______      ____

                                              At June 30, 1997
                                _____________________________________________
                                Average                             Weighted-
                                  life       Carrying    Market      average
                                in years       value      value       yield
                                ________       _____      _____       _____
                                            (Dollars in thousands)
Investment securities:
   U.S. government and federal
     agency securities            1.18        $6,993     $6,993        5.84%
   Municipal securities           3.25           749        749        4.58
   Equity securities                --           892        892        4.05
                                              ______     ______
     Total                                    $8,634     $8,634
                                              ______     ______

Deposits and Borrowings

     General. Deposits have traditionally been the primary source of Home City's funds for use in lending and other investment activities. In addition to deposits, Home City derives funds from FHLB advances, interest payments and principal repayments on loans and mortgage-backed and related securities, income on earning assets, service charges and gains on the sale of assets.
See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS." Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

     Deposits. Deposits are attracted principally from within Home City's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, statement savings accounts, passbook savings accounts and term certificate accounts. Home City also offers individual retirement accounts ("IRA"), both in passbook and certificate form. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Home City based on Home City's liquidity requirements, growth goals and interest rates paid by competitors. Home City does not use brokers to attract deposits.

     At June 30, 1997, Home City's certificates of deposit totaled $41.1 million, or 81.92% of total deposits. Of such amount, approximately $26.3 million in certificates of deposit mature within one year. Based on past experience and Home City's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB as an alternative to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:

                                                                  At June 30
                                   ____________________________________________________________________________
                                          1997                        1996                        1995
                                   ____________________        ____________________        ____________________
                                               Percent                     Percent                     Percent
                                               of total                    of total                    of total
                                   Amount      deposits        Amount      deposits        Amount      deposits
                                   ______      ________        ______      ________        ______      ________
                                                              (Dollars in thousands)
Transaction accounts:
_____________________
Demand                             $   540        1.08%        $   302        0.64%        $    --          --%
NOW accounts <F1>                      675        1.34             395        0.84              --          --
Passbook savings accounts <F2>       7,863       15.66           9,561       20.27          10,500       25.65
                                   _______      ______         _______      ______         _______      ______
   Total transaction accounts        9,078       18.08          10,258       21.75          10,500       25.65

Certificates of deposit:
________________________
   2.01 - 4.00%                         --          --              --          --             600        1.47
   4.01 - 6.00%                     16,027       31.91          15,810       33.51          13,287       32.46
   6.01 - 8.00%                     25,120       50.01          21,106       44.74          16,549       40.42
                                   _______      ______         _______      ______         _______      ______
   Total certificates of deposit    41,147       81.92          36,916       78.25          30,436       74.35
                                   _______      ______         _______      ______         _______      ______
Total deposits <F3>                $50,225      100.00%        $47,174      100.00%        $40,936      100.00%
                                   _______      ______         _______      ______         _______      ______

<F1>
Home City's weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At June 30, 1997, 1996 and 1995, the weighted-average rates on NOW accounts were 1.73%, 1.71%, and 0%, respectively.
<F2>
Home City's weighted-average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook accounts was 2.45%, 2.58%, and 3.12%, at June 30, 1997, 1996 and 1995,
respectively.
<F3>
IRAs are included in the various certificates of deposit balances. IRAs totaled $6.0 million, $5.5 million, and $4.4 million as of June 30, 1997, 1996 and 1995.

     The following table shows rate and maturity information for Home City's certificates of deposit as of June 30, 1997:

                                              Amount Due
                       ________________________________________________________
                                    Over          Over
                       Up to      1 year to    2 years to     Over
     Rate              1 year      2 years      3 years      3 years      Total
     ____              ______      _______      _______      _______      _____
                                         (Dollars in thousands)
  2.01 - 4.00%        $    --      $    --      $    --      $    --    $    --
  4.01 - 6.00%         12,090        3,715           50          172     16,027
  6.01 - 8.00%         14,249        6,433        3,946          492     25,120
                      _______      _______      _______      _______    _______
Total certificates
   of deposit         $26,339      $10,148      $ 3,996      $   664    $41,147
                      _______      _______      _______      _______    _______

     The following table presents the amount of Home City's certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 1997:

               Maturity                            Amount
               ________                            ______
                                           (Dollars in thousands)
               Three months or less                $3,194
               Over 3 months to 6 months            1,241
               Over 6 months to 12 months           1,614
               Over 12 months                       1,598
                                                   ______
                    Total                          $7,647
                                                   ______

          The following table sets forth Home City's deposit account balance activity for the periods indicated:

                                                     For the Year ended June 30,
                                                 _________________________________
                                                 1997           1996          1995
                                                 ____           ____          ____
                                                        (Dollars in thousands)
     Beginning balance                         $47,174        $40,936       $34,816
     Deposits                                   28,783         42,110        24,327
     Withdrawals                               (28,418)       (38,242)      (20,052)
                                               _______        _______       _______
     Net increases before interest credited        365          3,868         4,275
     Interest credited                           2,686          2,370         1,845
                                               _______        _______       _______
     Ending balance                            $50,225        $47,174       $40,936
                                               _______        _______       _______

          Net increase                         $ 3,051        $ 6,238       $ 6,120

          Percentage increase                     6.47%         15.24%        17.58%

     Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1997, Home City was in compliance with the QTL Test.

     Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:

                                               Year ended June 30,
                                         ________________________________
                                         1997          1996          1995
                                         ____          ____          ____
                                              (Dollars in thousands)
Average balance outstanding             $3,564        $2,582        $1,628

Maximum amount outstanding at
   any month end during the period       5,108         3,564         2,715
       _________
Balance outstanding at end of period     5,108         2,903         2,618

Weighted average interest rate
   during the period                      6.50%         6.66%         6.57%

Weighted average interest rate
   at end of period                       6.29%         6.49%         6.69%

Subsidiaries

     Home City owns all of the outstanding shares of Homciti Service
Corp., an Ohio corporation ("Homciti"). Homciti owns common stock in Intrieve, Incorporated ("Intrieve"), a data processing company which services Home City, and an 0.875% ownership interest in a joint venture which owns the Springfield Inn, a local hotel. At June 30, 1997, the aggregate value of the Intrieve stock and the joint venture investment equaled approximately $49,000.

Competition

     Home City competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Home City competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Home City competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Three savings associations, seven banks and seven credit unions have offices in Clark County. At June 30, 1996, Home City had approximately 3.62% of all financial institution deposits in Clark County.

     The size of financial institutions competing with Home City is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Home City.

Personnel

     As of June 30, 1997, Home City had fourteen full-time employees and one part-time employee. Home City believes that relations with its employees are good. Home City offers health and life insurance benefits. None of the employees of Home City is represented by a collective bargaining unit.

Regulation

     General. As a savings association organized under the laws of the United States, Home City is subject to regulatory oversight by the OTS. Because Home City's deposits are insured by the FDIC, Home City is also subject to examination and regulation by the FDIC. Home City must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether Home City is in compliance with various regulatory requirements and is operating in a safe and sound manner. Home City is a member of the FHLB of Cincinnati.

     HCFC is also subject to regulation, examination and oversight by the OTS as the holding company of Home City and is required to submit periodic reports to the OTS.

     Legislation to recapitalize the Savings Association Insurance Fund ("SAIF") became effective September 30, 1996. See "FDIC Regulations -- Assessments." Congress is considering proposed legislation which would require Home City to convert to a state thrift charter or to a bank charter, after which it would be regulated under federal law in the same fashion as banks. As a result, Home City may become subject to additional regulation, examination and oversight by the FDIC. In addition, HCFC might become subject to more restrictive holding company requirements, including greater activity and capital requirements than imposed on it by the OTS.

OTS Regulations

     General. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations the deposits of which are insured by the FDIC in the SAIF and all federally-chartered savings institutions. The OTS issues regulations governing the operation of savings associations, regularly examines such institutions and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. It also promulgates regulations that prescribe the permissible investments and activities of federally-chartered savings associations, including the type of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

     Federally-chartered savings associations are subject to regulatory oversight by the OTS under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income areas and borrowers. Home City has received a "Satisfactory" examination rating under those regulations.

     Regulatory Capital Requirements. Home City is required by OTS regulations to meet certain minimum capital requirements. These requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Home City is equal to tangible capital) of 3% of adjusted total assets, and risk-based capital (which for Home City consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off-balance-sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

     The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Home City does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Home City's core capital ratio at June 30, 1997, was 15.5%. For information concerning Home City's capital, see "ITEM SIX. Management's Discussion and Analysis or Plan of Operation - Liquidity an Capital Resources."

     The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, Home City will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component, and Home City currently qualifies for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City's capital at June 30, 1997, met the standards for a well-capitalized association.

     Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with the terms of an OTS-approved capital plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

     Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions according to ratings of associations based on their capital level and supervisory condition. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

     The first rating category is Tier 1, consisting of associations that, before and after the proposed capital distribution, meet their fully phased-in capital requirement. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of its net income, current year-to-date, plus 50% of the amount by which the lesser of Home City's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. The second category, Tier 2, consists of associations that, before and after the proposed capital distribution, meet their current minimum, but not fully phased-in capital requirement. Associations in this category may make capital distributions up to 75% of their net income over the most recent four quarters. Tier 3 associations do not meet their current minimum capital requirement and must obtain OTS approval of any capital distribution. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be treated as a Tier 2 or a Tier 3 association.

     Home City meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. As a subsidiary of HCFC, Home City is required to give the OTS 30 days' notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each member institution to maintain an average daily balance of short-term liquid assets of 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet these liquidity requirements. The eligible liquidity of Home City, as computed under current regulations, at June 30, 1997, was approximately $5.9 million, or 11.5%.

     Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Such investments are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. The QTL Test requires that 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) consist of QTIs on a monthly average basis in 9 out of every 12 months. The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, Home City and its holding company will be subject to certain operating restrictions. A savings association that fails to meet the QTL Test will not be eligible for FHLB advances to the fullest possible extent. See "Federal Home Loan Banks." Under recently enacted legislation, QTI's were expanded to include credit card and education loans without restriction, and the QTL Test could be met by qualifying as a "domestic building and loan" under the Code. Under this test, at least 60% of an institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential property or deposits, education loans, cash and certain government obligations). At June 30, 1997, Home City had QTIs equal to approximately 78.4% of its total portfolio assets.

     Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of such association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Based on such limits, Home City was able to lend up to $1,614,000 to one borrower at June 30,1997. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." See "Description of Business - Lending Activities."

     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at June 30, 1997.

     Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Home City was in compliance with these requirements and restrictions at June 30, 1997.

     Holding Company Regulation. HCFC is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, HCFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the "SEC"). Congress is considering legislation which may require that HCFC become subject to more restrictive holding company requirements, including capital requirements similar to those imposed on Home City and more restrictive activity and investment limits than savings and loan holding companies. No assurances can be given that such legislation will be enacted, and HCFC cannot be certain of the legislation's impact on its future operations until it is enacted.

     The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

     HCFC is a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies which may engage in commercial, securities and insurance activities without limitation. Congress is considering, however, either limiting unitary savings and loan holding companies to the same activities as other financial institution holding companies or permitting certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. HCFC cannot predict if and in what form these proposals might become law. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1997, Home City met the QTL Test. See "Qualified Thrift Lender Test."

     If HCFC were to acquire control of another savings institution other than through a merger or other business combination with Home City, HCFC would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of HCFC and any of its subsidiaries (other than Home City or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence, or shall continue after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business,
(iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

     The OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of Home City to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

FDIC Regulations

     Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the bank and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

     Prior to October 1, 1996, the reserves of the SAIF were below the level required by law because a significant portion of the assessments paid into the fund have been and are being used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May 1995. This resulted in a significant disparity between BIF and SAIF assessments during 1996.

     Home City is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Home City, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

     Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met.

     Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy savings associations effecitve in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in lat 1995. Such excess equaled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on institutions insured in the SAIF.

     Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits were required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks in 1997 are $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 are $.064 per $100 in deposits.

     Home City had $40.1 million in deposits at March 31, 1995. Home City paid a special assessment of $263,000 on November 27, 1996, which was recorded as of September 30, 1996. This assessment is tax-deductible and reduced income by $174,000 for the year ended June 30, 1997.

     The recapitalization plan also provides for the merger of the SAIF and BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, Home City would have to convert to a different financial institution charter and would be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks.

     In addition, HCFC might become subject to more restrictive holding company requirements, including activity limits and capital requirements similar to those imposed on Home City. HCFC cannot predict the impact of the conversion of Home City to, or regulation of Home City as, a bank until the legislation requiring such change is enacted.

FRB Regulations

     Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $49.3 million (subject to an exemption of up to $4.4 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $49.3 million. These percentages are subject to adjustment by the FRB. At June 30, 1997, Home City was in compliance with its reserve requirements.

Federal Home Loan Banks

     The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $423,000 at June 30, 1997.

     FHLB advances to members such as Home City who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At June 30, 1997, Home City's maximum limit on advances was approximately $8.5 million. The granting of advances is subject also to the FHLB's collateral and credit underwriting guidelines.

     Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

     Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Taxation

Federal Taxation

     HCFC is subject to the federal tax laws and regulations which apply to corporations generally. Home City is also subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, HCFC and Home City are subject to a minimun tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

     Home City's average gross receipts for the tax years ending on December 31, 1996, is $4.3 million, and as a result, Home City does qualify as a small corporation exempt from the alternative minimum tax.

     Prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, certain institutions, such as Home City, were allowed deductions for bad debts under methods more favorable to those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of
Section 166 of the Code or the reserve method of Section 593 of the Code.
The reserve methods under Section 593 of the Code permitted a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1993, 1992 and 1991, Home City used the percentage of taxable income method.

     The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are trreated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

     A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires amounts to be
recaptured with respect to such change.   Generally, the amounts to be
recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable-year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Home City, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

     For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property to acquire, construct or improve the property.

     The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a share-holder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the income of Home City for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1996, the pre-1988 reserves of Home City for tax purposes totaled approximately $1.1 million. Home City believes it had approximately $4.4 million of accumulated earnings and profits for tax purposes as of June 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.

     The tax returns of Home City have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Home City.

Ohio Taxation

     HCFC is subject to the Ohio corporation franchise tax, which, as applied to HCFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax year beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed
Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 of (ii) 0.4000% time taxable net worth.

     In computing its tax under the net worth method, HCFC may exclude 100% of its investment in the capital stock of Home City, as reflected on the balance sheet of HCFC, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Home City. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, HCFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

     A special litter tax is also applicable to all corporations, including HCFC, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

     Home City is a "financial institution" for State of Ohio tax purposes.
As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Home City's book net worth determined in accordance with GAAP. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," Home City is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Impact of Recent Accounting Pronouncements

     SFAS No. 128, "Earnings Per Share." In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per
Share." This statement established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior period EPS data presented. HCFC has not yet determined the effect, if any, the adoption of this statement will have on its EPS disclosure.

     SFAS No. 130, "Reporting Comprehensive Income." In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     The statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position.

     This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     This statement requires that a public business enterprise report financial and descriptive information about its reportable segments and requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires a reconciliation of segment information presented to corresponding amounts in the enterprise's general-purpose financial statements.

     This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

Impact of Inflation and Changing Prices

     The consolidated financial statements and notes thereto included herein have been prepared in accordance with GAAP, which requires HCFC to measure financial position and operating results in terms of historical dollars, with the exception of investment securities available-for-sale, which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

     In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. While interest rates are greatly influenced by changes in the rate of inflation, they do not change at the same rate or in the same magnitude as the rate of inflation. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policies.


ITEM 2. Properties

     Home City's office is located at 63 West Main Street, Springfield, Ohio 45502. Such property is owned by Home City. HCFC operates out of Home City's office. HCFC reimburses Home City for the fair value of the space occupied.

     The following table sets forth certain information at June 30, 1997, regarding the ownership by Home City of the land, building, and improvements at 63 West Main Street, Springfield, Ohio, the office of Home City:

              Year               Square                  Net
            acquired             footage             book value <F1>
            ________             _______             _______________
              1975                5,839                  $366,000

<F1>
At June 30, 1997, Home City's properties and equipment had a total net book value of $488,000. For additional information regarding Home City's properties and equipment, see Notes A and E of Notes to Financial Statements.


ITEM 3. Legal Proceedings

     On September 23, 1996, a civil suit was filed in the Common Pleas Court of Clark County, Ohio, against Home City, Douglas L. Ulery, President of Home
City, and two other individuals (the "Other Individuals") by a Springfield, Ohio, church (the "church"), which obtained a mortgage loan from Home City, and two members of the Church. Among other allegations in the lawsuit, the plaintiffs allege that the Other Individuals wrongfully represented to Mr.
Ulery that they were the newly elected officers of the Church; that Mr. Ulery allowed the Other Individuals access to confidential information about the Church; and that, as a result, Church membership and income decreased. The plaintiffs are seeking damages in an amount not less than $10,000. Home City and Mr. Ulery filed an Answer to the Complaint on October 24, 1996, denying the substantive allegations contained in the Complaint and raising a number of affirmative defenses.

     Neither Home City nor HCFC is not presently involved in any other legal proceedings of a material nature. From time to time, Home City is party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home City.


ITEM 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                      PART II


ITEM 5. Market for Common Equity and Related Stockholder Matters

    There were 904,590 common shares of HCFC outstanding on August 31, 1997, held of record by approximately 364 shareholders. Price information with respect to HCFC's common shares is quoted on The Nasdaq Small Cap Market
("Nasdaq") under the symbol "HCFC." The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below. HCFC declared a cash dividend of $0.08 per share on each of March 18, 1997, and May 20, 1997.

        December 31, 1996         March 31, 1997         June 30, 1997
        _________________         ______________         _____________
High         $13.250                  $14.250                $14.438
Low          $12.000                  $12.000                $12.750

     The income of HCFC consists of dividends that may periodically be declared and paid by the Board of Directors of Home City on the common shares of Home City held by HCFC and earnings on the $3.8 million in net proceeds retained by HCFC from the sale of HCFC's common shares in connection with the Conversion. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations.

     Under OTS regulations applicable to converted savings associations, Home City is not permitted to pay a cash dividend on its common shares if the regulatory capital of Home City would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account (which was established for the purpose of granting a limited priority claim on the assets of Home City, in the event of a complete liquidation, to those members of Home City before the Conversion who maintain a savings account at Home City after the Conversion) or applicable regulatory capital requirements prescribed by the OTS.

     OTS regulations applicable to all savings associations provide that a savings association that immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval of the OTS. Home City currently meets all of its regulatory capital requirements and, unless the OTS determines that Home City is an institution requiring more than normal supervision, Home City may pay dividends in accordance with the foregoing provisions of the OTS regulations.


ITEM 6. Management's Discussion and Analysis or Plan of Operation

General

     Home City Federal Savings Bank of Springfield ("Home City" or the "Company") converted from a federally insured mutual federal savings bank to a federally insured stock federal savings bank (the "Conversion") on December 30, 1996. In connection with the Conversion, 952,200 common shares of Home City Financial Corporation ("HCFC" or the "Corporation") were sold, generating net proceeds of $8.3 million after conversion expenses. Of this amount, $4.6 million was utilized to purchase 100% of the common stock of the Company, and the balance was utilized to purchase investments, loan funds to the Home City Financial Corporation Employee Stock Ownership Plan (the "ESOP"), and for other purposes.

     The following discussion and analysis of the financial condition and results of operations of HCFC and Home City should be read in conjunction with and with reference to the consolidated financial statements, and the notes thereto, presented in the Annual Report.

     HCFC was incorporated for the purpose of owning all of the outstanding common shares of Home City following the Conversion. As a result, the discussion and analysis that follows pertains primarily to the financial condition of HCFC on a consolidated basis and to the results of operations of Home City.

     In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of Home City, and HCFC's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and changes in interest rates in the nation and HCFC's primary market area.

     Without limiting the generality of the foregoing, some of the statements in the referenced sections of this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

     1.Management's determination of the amount of the allowance for loan losses as set forth under the captions "Financial Condition," "Comparison of Results of Operations for the Years Ended June 30, 1997 and 1996," and "Comparison of Results of Operations for the Years Ended June 30, 1996 and 1995;"

     2.Management's discussion of the liquidity of Home City's assets and the regulatory capital of Home City as set forth under "Liquidity and Capital Resources;"

     3.Management's analysis of the interest rate risk of Home City as set forth under "Asset and Liability Management;" and

     4.The discussion of the anticipated effect of legislation that may be enacted as set forth under "Impact of Pending Legislation."

Financial Condition

     The Corporation's consolidated total assets amounted to $70.0 million at June 30, 1997, an increase of $14.2 million, or 25.55%, over the $55.7 million in total assets at June 30, 1996. Such increase in assets was funded primarily by the $8.3 million in net proceeds from the Corporation's offering of common shares in connection with the Conversion, $3.1 million net increase in deposits, $2.2 million increase in advances from the Federal Home Loan Bank (the "FHLB"), and undistributed net earnings of $358,000.

     Cash and cash equivalents, time deposits and investment securities totaled $11.1 million at June 30, 1997, an increase of $5.6 million, or 101.48%, over June 30, 1996, levels. During the fiscal year ended June 30, 1997, $7.0 million of investment securities were purchased, which consisted primarily of U.S. government obligations totaling $1.5 million, U. S. federal agency obligations totaling $5.5 million, and equity securities totaling $28,000. These purchases were funded primarily with the proceeds from the Conversion and $1.1 million from maturing investment securities.

     Mortgage-backed securities totaled $730,000 at June 30, 1997, a decrease of $2.2 million from June 30, 1996. Due to the composition of the mortgage-backed securities portfolio, a large number of issues with a relatively small dollar value, the majority of the issues were sold and the proceeds utilized to fund current loan demand.

     Loans receivable totaled $56.0 million at June 30, 1997, an increase of $10.8 million, or 23.90%, from the $45.2 million total at June 30, 1996. During fiscal 1997, loan disbursements amounted to $21.5 million. Such disbursements were partially offset by principal repayments of $10.9 million.

     Home City's allowance for loan losses totaled $445,000 at June 30, 1997, which represented 0.79% of total loans and 106.97% of non-performing loans. At June 30, 1996, the allowance for loan losses totaled $362,000, which represented 0.79% of total loans and 146.56% of non-performing loans.

     Non-performing loans amounted to $416,000 and $247,000 at June 30, 1997 and 1996, respectively, and represent 0.59% and 0.44% of total assets at each date. The increase in fiscal 1997 was due primarily to $325,000 in loans that became classified as non-performing, less $100,000 in loans that were paid off, $52,000 in loans that became classified as performing and $4,000 in principal reductions, for a net of $169,000. All loans classified as non-performing at June 30, 1997, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold or foreclosure action was being initiated. Although management believes that its allowance for loan losses at June 30, 1997, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods, which could affect the Corporation's results of operations.

     Deposits totaled $50.2 million at June 30, 1997, an increase of $3.1 million, or 6.47%, from $47.2 million at June 30, 1996. The increase is consistent with the deposit growth trends that the Company has been experiencing over the past several years net of the funds on deposit utilized by customers to purchase common shares of HCFC in the Conversion. Home City has generally not engaged in sporadic increases or decreases in interest rates paid or offered the highest rates available in its deposit market.


Comparison of Results of Operations for the Years Ended June 30, 1997 and 1996


     General . Net income for the fiscal year ended June 30, 1997, amounted to $577,000, an increase of $63,000, or 12.26%, over the $514,000 in net income recorded in fiscal 1996. The overall increase in net interest income reflects primarily management's deployment of the net proceeds from the Conversion. The increase in net income resulted primarily from a $428,000 increase in net interest income, a $3,000 increase in noninterest income and a $31,000 decrease in federal income tax expense, which was partially offset by a $392,000 increase in noninterest expense.

     Net Interest Income. Net interest income totaled $2.4 million for the fiscal year ended June 30, 1997, an increase of $428,000, or 21.78%, over the $2.0 million recorded in fiscal 1996. Interest income on loans increased by $640,000, or 15.63%, during fiscal 1997 due primarily to an increase in the average balance of the loans outstanding of $7.7 million, or 17.55%, coupled with a 15 basis point (100 basis points equals one percent) decrease in yield from 9.37% in fiscal 1996 to 9.22% in fiscal 1997. Interest income on mortgage-backed securities decreased by $75,000, or 35.89%, due primarily to a $1.4 million, or 40.94%, decrease in the average balance of mortgage-backed securities outstanding, coupled with an increase in the weighted-average yield year-to-year, from 6.19% in fiscal 1996 to 6.74% in fiscal 1997. Interest income on investment securities increased by $148,000, or 133.33%, for the fiscal year ended June 30, 1997, compared to fiscal 1996, as the average balance increased by $2.8 million year to year and the related yield decreased by 41 basis points to 5.55% in fiscal 1997. Interest income on interest-bearing deposits, federal funds sold, and time deposits increased by $11,000, $2,000, and $78,000, respectively, for the fiscal year ended June 30, 1997, compared to 1996. The average balance of interest-bearing demand deposits increased $251,000, or 38.73%. The average balance invested in federal funds sold increased by $81,000, or 11.88%, compared to fiscal 1996, while the average balance of time certificates increased $1.1 million, or 158.32%. The yield on interest-bearing deposits decreased 11 basis points to 4.78%, while the yield on federal funds sold decreased 26 basis points to 5.13% and the time deposit yield increased 224 basis points to 5.72%.

     Interest expense on deposits increased by $316,000, or 13.33%, during fiscal 1997, due primarily to an increase in the average balance of deposits outstanding of $4.8 million, or 10.79%, coupled with an increase in the weighted-average rate from 5.37% in fiscal 1996 to 5.50% in fiscal 1997. Interest expense on FHLB advances increased by $60,000, or 34.88%, primarily due to an increase in the average balance of advances outstanding of $978,000, or 37.82%, coupled with a decrease in weighted-average rate from 6.64% in fiscal 1996 to 6.50% in fiscal 1997.

     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $428,000, or 21.78%, during fiscal 1997, as compared to fiscal 1996. The interest rate spread decreased by 32 basis points, to 3.08% for fiscal 1997, as compared to 3.40% for fiscal 1996, while the net interest margin increased by 3 basis points to 3.89% for fiscal year ended June 30, 1997.

     Provision for Loan Losses. Home City maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting practices ("GAAP"). The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of Home City's loan portfolio, the economy, changes in real estate values and interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of June 30, 1997. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

     Home City had net recoveries of $26,000 during the fiscal year ended June 30, 1997, and net charge-offs of $7,000 and $19,000 during the fiscal years ended June 30, 1996 and 1995, respectively. Home City's charge-off history is a product of a variety of factors, including Home City's underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate make up 95% of Home City's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate make up 65% of total loans at June 30, 1997. Such loans typically present less risk to a lender than loans which are not secured by real estate. Substantially all of Home City's loans are secured by properties in its primary market area. The provision for loan losses was $57,000, $50,000 and $109,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The ratio of non-performing loans to total loans increased to 0.74% in fiscal 1997 from 0.54% in fiscal 1996, and from 0.53% in fiscal 1995. At June 30, 1997, 1996 and 1995, respectively, Home City had ratios of allowance for loan losses to total loans of 0.79%, 0.79%, and 0.81% and ratios of allowance for loan losses to non-performing loans of 106.97%, 146.56%, and 154.11%. Due to such ratios of non-performing loans to total loans, historical charge-offs, delinquency history, and the addition of consumer installment lending the provisions of $57,000, $50,000 and $109,000 made in 1997, 1996 and 1995, were deemed appropriate by management to absorb reasonably foreseeable loan losses.

     Noninterest Income. Noninterest income totaled $61,000 for the fiscal year ended June 30, 1997, an increase of $3,000, or 5.17%, from the $58,000 recorded in fiscal 1996. The increase resulted primarily from increases of $15,000 in income from life insurance policies, $3,000 in service charges on deposit accounts, and $4,000 of other miscellaneous fee income offset by an increase of $19,000 in losses recognized on the sale of mortgage-backed securities.

     Noninterest Expense. Noninterest expense increased by $392,000, or 32.24%, to a total of $1.6 million for the fiscal year ended June 30, 1997, as compared to fiscal 1996. The increase resulted primarily from a $263,000 deposit insurance assessment paid as a result of legislation enacted to recapitalize the Savings Association Insurance Fund, coupled with an $88,000, or 16.54%, increase in salaries and employee benefits, a $54,000, or 75.00%, increase in franchise taxes, and a $44,000, or 40.00%, increase in legal, accounting and examination expenses. The increase in salaries and employee benefits resulted primarily from costs associated with staff additions, the Home City Financial Corporation Employee Stock Ownership Plan, and normal merit increases for existing employees. The increase in noninterest expense was due primarily to additional taxes, professional fees and printing, and other expenses related to the reporting requirements of a public company.

     Federal Income Taxes. The provision for federal income taxes totaled $ 212,000 for the fiscal year ended June 30, 1997, a decrease of $31,000, or 12.76%, from the $243,000 provision recorded in fiscal 1996. HCFC's effective tax rate declined from 32.10% in 1996 to 26.66% in 1997 which was primarily the result of tax-exempt income from investments and deferred loan costs.


Comparison of Results of Operations for the Years Ended June 30, 1996 and 1995


     General . Home City's net income for the fiscal year ended June 30, 1996, amounted to $514,000, a decrease of $41,000, or 7.39%, from the $555,000 in net income recorded in fiscal 1995, reflecting primarily increases in loans, deposits and the weighted average rate paid on deposits. The decrease in net income resulted primarily from a $218,000 increase in noninterest expense, which was partially offset by a $72,000 increase in net interest income and a $59,000 decrease in provision for loan losses.

     Net Interest Income. Net interest income totaled $2.0 million for the fiscal year ended June 30, 1996, an increase of $72,000, or 3.80%, over the $1.9 million recorded in fiscal 1995, reflecting primarily an increase in loans and an increase in deposits and an increase in the weighted-average rates paid on deposits. Interest income on loans increased by $750,000, or 22.43%, during fiscal 1996 due primarily to an increase in the average balance of the loans outstanding of $8.6 million, or 24.37%, coupled with a 15 basis point decrease in yield from 9.52% in fiscal 1995 to 9.37% in fiscal 1996. Interest income on mortgage-backed securities decreased by $65,000, or 23.72%, due primarily to a $579,000, or 14.67%, decrease in the average balance of mortgage-backed securities outstanding, coupled with a decrease in the weighted-average yield year-to-year, from 6.94% in fiscal 1996 to 6.19% in fiscal 1996. Interest income on investment securities decreased $20,000, or 15.27%, as the average balance decreased by $810,000, or 30.25%, being offset by the increase in yield of 107 basis points to 5.96% from 4.89 %. Time deposit income increased by $18,000, or 300.00%, as a result of the average balance increase of $507,000, or 275.54%, and the yield on time deposits also increased by 20 basis points to 3.48%. The average balance of federal funds sold decreased by $478,000, or 41.21%, with the yield on federal funds sold decreased by 2 basis points to 5.39%. The average balance of interest-bearing demand deposits increased by $330,000, or 103.77%, for the fiscal year ended June 30, 1996, compared to fiscal 1995, as the yield declined to 4.89% from 5.35%.

     Interest expense on deposits increased by $535,000, or 29.16%, during fiscal 1996, due primarily to an increase in the average balance of deposits outstanding of $5.9 million, or 15.56%, coupled with an increase in the weighted-average rate from 4.81% in fiscal 1995 to 5.37% in fiscal 1996. Interest expense on FHLB advances increased by $65,000, or 60.75%, due primarily to an increase in the average balance of advances outstanding of $958,000, or 58.85%, as FHLB advances were used to fund loan demand, coupled with an increase in weighted-average rate from 6.57% to 6.64% in fiscal 1996.

     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $72,000, or 3.80%, during fiscal 1996, as compared to fiscal 1995. The net interest rate spread decreased by 55 basis points, to 3.40% for fiscal 1996, as compared to 3.95% for fiscal 1995, while the net interest margin decreased by 50 basis points to 3.86% for the fiscal year ended June 30, 1996.

     Noninterest Income. Noninterest income totaled $58,000 for the fiscal year ended June 30, 1996, an increase of $49,000, or 544.44%, from the $9,000 recorded in fiscal 1995. The increase resulted primarily from an increase of $46,000 in income from life insurance policies which Home City maintains on four directors to fund a deferred compensation plan for directors' fees, and an increase of $3,000 in other miscellaneous fee income.

     Noninterest Expense. Noninterest expense increased by $218,000, or 21.84%, to a total of $1.2 million for the fiscal year ended June 30, 1996, as compared to fiscal 1995. The increase resulted primarily from a $134,000, or 33.67%, increase in salaries and employee benefits, and a $27,000, or 32.53%, increase in legal, accounting and examination expenses. The increase in salaries and employee benefits resulted primarily from the adoption in September 1995, of a deferred compensation plan for directors' fees, an increase in Home City's required payment toward the funding of a multi-employer pension plan due to such pension plan no longer being overfunded, as it was in 1995, staff expansion and normal pay increases of 2% to 3%. Federal deposit insurance premiums increased $13,000 to $96,000 primarily as a result of an increase in Home City's deposit base.

     Federal Income Taxes. The provision for federal income taxes totaled $ 243,000 for the fiscal year ended June 30, 1996, an increase of $3,000, or 1.25%, over the $240,000 provision recorded in fiscal 1995. The effective tax rates were 32.10% and 30.20% for the fiscal years ended June 30, 1996 and 1995, respectively.

Yields Earned and Rates Paid

     The following table presents certain information relating to HCFC's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of customer deposits and FHLB advances for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average monthly balance of interest-earning assets or customer deposits and FHLB advances, respectively, for the years presented. Average balances are derived from daily balances, which included nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

                                                                       Year ended June 30,
                                   ___________________________________________________________________________________________
                                                 1997                           1996                           1995
                                   _____________________________  _____________________________  _____________________________
                                     Average    Interest            Average    Interest            Average    Interest
                                   outstanding   earned/  Yield/  outstanding   earned/  Yield/  outstanding   earned/  Yield/
                                     balance     paid     rate      balance     paid     rate      balance     paid     rate
                                     _______     ____     ____      _______     ____     ____      _______     ____     ____
                                                                           (Dollars in thousands)
Interest-earning assets:
   Interest-bearing demand
     deposits                       $   899     $   43     4.78%   $   648     $   32     4.89%   $   318     $   17     5.35%
   Federal funds sold                   763         39     5.13        682         37     5.39      1,160         63     5.41
   Time deposits                      1,785        102     5.72        691         24     3.48        184          6     3.28
   Investment securities              4,655        259     5.55      1,868        111     5.96      2,678        131     4.89
   Mortgage-backed and related
     securities                       1,989        134     6.74      3,368        209     6.19      3,947        274     6.94
   Loans receivable <F1>             51,373      4,734     9.22     43,702      4,094     9.37     35,139      3,344     9.52
                                    _______     ______             _______     ______             _______     ______
     Total interest-earning assets   61,464      5,311     8.64     50,959      4,507     8.84     43,426      3,835     8.83

Noninterest-earning assets:
   Cash and due from banks              628                            561                            672
   Less: Allowance for loan
     losses                            (387)                          (314)                          (283)
   Properties and equipment             488                            481                            468
   Other non-earning assets           1,499                            734                            575
                                    _______                        _______                        _______
     Total assets                   $63,692                        $52,421                        $44,858
                                    _______                        _______                        _______

Interest-bearing liabilities:
   NOW accounts                     $   270     $    5     1.73    $   146     $    2     1.71    $    --     $   --       --
   Money market accounts                223          8     3.37         19          1     2.92         --         --       --
   Passbook accounts                  8,825        216     2.45      9,732        251     2.58     12,678        395     3.12
   Certificates of deposit           39,567      2,458     6.21     34,225      2,116     6.18     25,504      1,440     5.65
                                    _______     ______             _______     ______             _______     ______
     Total deposits                  48,884      2,686     5.50     44,122      2,370     5.37     38,182      1,835     4.81

   FHLB advances                      3,564        232     6.50      2,586        172     6.64      1,628        107     6.57
                                    _______     ______             _______     ______             _______     _______
     Total interest-bearing
       liabilities                   52,449      2,918     5.56     46,708      2,542     5.44     39,810      1,942     4.88

Noninterest-bearing liabilities       1,369                            525                            467
                                    _______                        _______                        _______
     Total liabilities               53,818                         47,233                         40,277

Unrealized gain on securities           183                            140                             32
Additional paid-in capital            4,505                             --                             --
Common shares acquired by ESOP         (378)                            --                             --
Retained earnings                     5,564                          5,048                          4,549
                                    _______                        _______                        _______
Total liabilities and
   shareholders' equity             $63,692                        $52,421                        $44,858
                                    _______                        _______                        _______
Net interest income; net interest
   rate spread                                  $2,393     3.08%               $1,965     3.40%               $1,893      3.95%
                                                ______   ______                ______   ______                ______    ______
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                3.89%                          3.86%                           4.36%
                                                         ______                         ______                          ______
Average interest-earning assets to
   interest-bearing liabilities                          117.19%                        109.10%                         109.08%
                                                         ______                         ______                          ______

<F1>
Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

          The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected HCFC's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:

                                                                    Year ended June 30,
                                                ____________________________________________________________
                                                      1997 vs. 1996                      1996 vs. 1995
                                                _________________________          ________________________
                                                     Increase                          Increase
                                                    (decrease)                        (decrease)
                                                      due to                            due to
                                                _______________                    _______________
                                                Volume     Rate     Total          Volume     Rate     Total
                                                ______     ____     _____          ______     ____     _____
                                                                  (Dollars in thousands)
Interest income attributable to:
   Interest-bearing demand deposits             $ 12      $ (1)     $ 11           $ 18      $ (3)     $ 15
   Federal funds sold                              4        (2)        2            (26)       --       (26)
   Time deposits                                  38        40        78             16         2        18
   Investment securities                         166       (18)      148            (44)       24       (20)
   Mortgage-backed and related securities        (85)       10       (75)           (40)      (25)      (65)
   Loans receivable                              719       (79)      640            816       (66)      750
                                                ____      ____      ____           ____      ____      ____
     Total interest income                       854       (50)      804            740       (68)      672
                                                ____      ____      ____           ____      ____      ____

Interest expenses attributable to:
   NOW accounts                                    2        --         2              2        --         2
   Money market accounts                           6         1         7              1        --         1
   Passbook savings accounts                     (23)      (12)      (35)           (91)      (53)     (144)
   Certificates of deposit                       330        12       342            491       185       676
   Borrowed funds                                 65        (5)       60             63         2        65
                                                ____      ____      ____           ____      ____      ____
     Total interest expense                      380        (4)      376            466       134       600
                                                ____      ____      ____           ____      ____      ____
   Increase (decrease) in net interest income   $474      $(46)     $428           $274     $(202)     $ 72

Asset and Liability Management

     Home City, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Home City uses the net portfolio value ("NPV") methodology recently adopted by the OTS as part of its capital regulations. Although Home City is not currently subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, the application of the NPV methodology may illustrate Home City's interest rate risk.

     Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from a theoretical 200 basis point (1 basis point equals
 .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital. See "Liquidity and Capital Resources."

     At June 30, 1997, 2% of the economic value of Home City's assets was approximately $1.4 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis decrease) was $1.6 million at June 30, 1997, Home City would have been required to deduct approximately $100,000 (half of the approximate $200,000 difference) from its capital in determining whether Home City met its risk-based capital requirement. Regardless of such deduction, however, Home City's risk-based capital at June 30, 1997, would have still exceeded the regulatory requirement by approximately $7.6 million.

     Presented below, as of June 30, 1997, is an analysis of Home City's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City's strong capital position.

     As illustrated in the table, Home City's NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. As a result, in a rising interest rate environment, the amount of interest Home City would receive on its loans would increase relatively slowly as loans are slowly repaid and new loans at higher rates are made. Moreover, the interest Home City would pay on its deposits would increase rapidly because Home City's deposits generally have shorter periods to repricing. Because Home City has not originated loans in accordance with traditional secondary market guidelines, the sale of fixed-rate loans may be difficult. In addition, increases in interest rates can also result in the flow of funds away from savings institutions into direct investments or other investment vehicles, such as mutual funds, which may pay higher rates of return than savings institutions. Assumptions used in calculating the amounts in this table are OTS assumptions.

                                                                 At June 30, 1997
                                                           ____________________________
        Change in interest rate       Board limit          $ change            % change
            (basis points)             % change             in NPV              in NPV
            _____________              ________             _____               ______
                                                    (Dollars in thousands)
                +400                     (70)%            $(3,650)               (29)%
                +300                     (55)              (2,621)               (21)
                +200                     (35)              (1,629)               (13)
                +100                     (17)                (722)                (6)
                   0                       0                    0                  0
                -100                      17                  342                  3
                -200                      35                  477                  4
                -300                      55                  831                  7
                -400                      70                1,309                 10

     The NPV table indicates that at each 100 basis point increment, the change in Home City's NPV that would have been caused by an increase in interest rates was within the policy limits set by the Board of Directors. The Board of Directors considers the results of each quarterly analysis and factors the information into its decisions in adjusting the pricing of loans and deposits in the future.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

     If interest rates continue to rise from the recent levels, Home City's net interest income will be negatively affected. Moreover, rising interest rates may negatively affect Home City's earnings due to diminished loan demand.

Liquidity and Capital Resources

     Home City's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the periods presented:

                                                     Year ended June 30,
                                              ________________________________
                                              1997          1996          1995
                                              ____          ____          ____
                                                   (Dollars in thousands)
Net income                                  $   577       $   514       $   555
Adjustments to reconcile net income
   to net cash from operating activities         52            29            43
                                            _______       _______       _______
Net cash provided by operating activities       629           543           598
Net cash provided by (used in)
   investing activities                     (13,843)       (7,585)       (7,522)
Net cash provided by (used in)
   financing activities                      13,429         6,508         8,314
                                            _______       _______       _______
Net change in cash and cash equivalents         215          (534)        1,390
Cash and cash equivalents at
   beginning of period                        1,843         2,377           987
                                            _______       _______       _______
Cash and cash equivalents at end of period  $ 2,058       $ 1,843       $ 2,377
                                            _______       _______       _______

     Home City's principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. Home City also has the ability to borrow from the FHLB of Cincinnati. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. Home City maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investments portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, Home City monitors the capital of such institutions to ensure that such deposits do not expose Home City to undue risk of loss.

     OTS regulations presently require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of Home City's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At June 30, 1997, Home City's regulatory liquidity ratio was 11.54%.
At such date, Home City had commitments to originate loans totaling $1.4 million and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note M of the Notes to Consolidated Financial Statements.

     Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "REGULATION - OTS Regulations -- Regulatory Capital Requirements." Home City exceeded all of its capital requirements at June 30, 1997, June 30, 1996 and June 30, 1995.

     Savings associations are required to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital less intangible assets.

     "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of the association's total assets. The OTS has proposed to increase such requirement to 4% to 5%, except for those associations with the highest examination rating and acceptable levels of risk.

      OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $445,000 at June 30, 1997.

      The following table summarizes Home City's regulatory capital requirements and actual capital (see Note L of the Notes to Consolidated Financial Statements for a reconciliation of capital under GAAP and regulatory capital amounts) at June 30, 1997:

                                                                                  Excess of actual
                                                                                capital over current
                           Actual capital           Current requirement              requirement             Applicable
                         __________________         ___________________          __________________
                         Amount     Percent          Amount     Percent          Amount     Percent          asset total
                         ______     _______          ______     _______          ______     _______          ___________
                                                                 (Dollars in thousands)
Tangible capital        $10,317       15.45%        $ 1,002        1.5%         $ 9,315       13.95%           $66,778
Core capital             10,317       15.45           2,003        3.0            8,314       12.45             66,778
Risk-based capital       10,762       28.44           3,027        8.0            7,735       20.44             37,836

     At June 30, 1997, Home City had no material commitments for capital expenditures.

Impact of Pending Legislation

     The deposit accounts of Home City and other savings associations are insured up to applicable limits by the FDIC in the SAIF. Legislation to recapitalize the SAIF was enacted on September 30, 1996. Such legislation provided that the SAIF will be merged into the Bank Insurance Fund if there are no longer any federally chartered savings associations. Such legislation also requires the Department of Treasury to submit a report to Congress on the development of a common charter for all financial institutions. In addition, legislation has been introduced to address this charter unification by elimination of the federal thrift charter and the separate federal regulation of savings associations.

     Pursuant to such legislation, Congress may eliminate the OTS, and Home City may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Home City may engage and may subject Home City to additional regulation by the FDIC. In addition, Home City might become subject to a different form of holding company regulation, which may limit the activities in which HCFC may engage, and subject HCFC to other additional regulatory requirements, including separate capital requirements. HCFC cannot predict at this time when or whether Congress may actually pass legislation regarding HCFC's and Home City's regulatory requirements or charter. Although such legislation may change the activities in which HCFC and Home City may engage, it is not anticipated that the current activities of HCFC or Home City will be materially affected by those activity limits.

ITEM 7. Financial Statements


                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Shareholders
Home City Financial Corporation
Springfield, Ohio


     We have audited the accompanying consolidated balance sheets of Home City Financial Corporation as of June 30, 1997 and 1996, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home City Financial Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                                   ROBB, DIXON,
                                              FRANCIS, DAVIS, ONESON
                                                    & COMPANY



Granville, Ohio
July 23, 1997


                                     HOME CITY FINANCIAL CORPORATION
                                           SPRINGFIELD,  OHIO

                                       CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________________________________

                                                                               (Dollars in thousands)
                                                                                     At June 30,
                                                                               1997              1996
                                                                               ____              ____
ASSETS
Cash and cash equivalents
     Cash and due from banks                                                  $   461           $   855
     Interest-bearing demand deposits in other banks                            1,397               588
     Federal funds sold                                                           200               400
                                                                              _______           _______
          Total cash and cash equivalents                                       2,058             1,843

Time deposits with original maturities of 90 days or more                         361             1,061
Investment securities available-for-sale, at fair value                         8,634             2,582
Mortgage-backed and related securities available-for-sale, at fair value          730             2,975
Loans, net                                                                     56,035            45,225
Accrued interest receivable                                                       407               273
Properties and equipment                                                          488               488
Cash surrender value of life insurance                                          1,070             1,044
Other assets                                                                      181               237
                                                                              _______           _______
          TOTAL ASSETS                                                        $69,964           $55,728


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                                                      $50,225           $47,174
Advances from Federal Home Loan Bank                                            5,108             2,903
Accrued interest payable                                                           59                49
Advance payments by borrowers for taxes and insurance                              21                20
Deferred income taxes                                                             100                68
Other liabilities                                                                 172               116
                                                                              _______           _______
          TOTAL LIABILITIES                                                    55,685            50,330
                                                                              _______           _______

SHAREHOLDERS' EQUITY
Preferred shares of no par value; 1,000,000 shares
     authorized; no shares issued and outstanding                                   0                 0
Common shares of no par value; 5,000,000 shares
     authorized; 952,200 issued and outstanding                                     0                 0
Additional paid-in capital                                                      9,085                 0
Retained earnings, substantially restricted                                     5,696             5,271
Unrealized gain on securities available-for-sale,
     net of applicable deferred income taxes                                      260               127
Common shares purchased by
     Employee Stock Ownership Plan                                               (762)                0
                                                                              _______           _______
          TOTAL SHAREHOLDERS' EQUITY                                           14,279             5,398
                                                                              _______           _______
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $69,964           $55,728
                                                                              _______           _______
_______________________
See accompanying notes.

                                           HOME CITY FINANCIAL CORPORATION
                                                   SPRINGFIELD, OHIO

                                          CONSOLIDATED STATEMENTS OF INCOME
______________________________________________________________________________________________________________

                                                                        (Dollars in thousands)
                                                                          Year ended June 30,
                                                                      1997           1996           1995
                                                                      ____           ____           ____
INTEREST INCOME:
Loans                                                                $4,734         $4,094         $3,344
Mortgage-backed securities                                              134            209            274
Investment securities                                                   259            111            131
Federal funds sold                                                       39             37             63
Time deposits                                                           102             24              6
Interest-bearing demand deposits in other banks                         145             56             17
                                                                     ______         ______         ______
          TOTAL INTEREST INCOME                                       5,311          4,507          3,835
                                                                     ______         ______         ______

INTEREST EXPENSE:
Deposits                                                              2,686          2,370          1,835
Advances from Federal Home Loan Bank                                    232            172            107
                                                                     ______         ______         ______
          TOTAL INTEREST EXPENSE                                      2,918          2,542          1,942
                                                                     ______         ______         ______

          NET INTEREST INCOME                                         2,393          1,965          1,893
Provision for loan losses                                                57             50            109
                                                                     ______         ______         ______
          NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                                        2,336          1,915          1,784

NONINTEREST INCOME:
Service charges on deposits                                               5              2              2
Life insurance                                                           61             46              0
Loss on sale of mortgage-backed securities                              (19)             0              0
Other income                                                             14             10              7
                                                                     ______         ______         ______
          TOTAL NONINTEREST INCOME                                       61             58              9
                                                                     ______         ______         ______

NONINTEREST EXPENSE:
Salaries and employee benefits                                          620            532            398
Supplies, telephone and postage                                          47             44             29
Occupancy and equipment                                                 101            102            104
FDIC deposit insurance                                                  328             96             83
Data processing                                                          69             54             47
Legal, accounting and examination                                       154            110             83
Franchise taxes                                                         126             72             63
Other expenses                                                          163            206            191
                                                                     ______         ______         ______
          TOTAL NONINTEREST EXPENSE                                   1,608          1,216            998
                                                                     ______         ______         ______
          NET INCOME BEFORE FEDERAL INCOME
                         TAX EXPENSE                                    789            757            795
Federal income tax expense                                              212            243            240
                                                                     ______         ______         ______
          NET INCOME                                                 $  577         $  514         $  555
                                                                     ______         ______         ______
_______________________
See accompanying notes.

                                         HOME CITY FINANCIAL CORPORATION
                                                 SPRINGFIELD, OHIO

                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
__________________________________________________________________________________________________________________________
                                               (Dollars in thousands)

                                                                            Unrealized
                                                                           Gain (Loss)
                                                                           on Securities
                                                                        Available-for-Sale        Common        Total
                                Common        Additional                 Net of Applicable        Shares        Share-
                                 Stock          Paid-in      Retained         Deferred           Purchased      holders'
                              # of Shares       Capital      Earnings       Income Taxes          by ESOP       Equity
                              ___________       _______      ________       ____________          _______       ______
Balances at June 30, 1994            0          $     0       $4,202         $   113              $     0       $ 4,315

Net income                                                       555                                                555

Change in unrealized
gain (loss) on securities
available-for-sale, net of
applicable deferred income
taxes of $8                                                                       15                                 15
                               _______          _______       ______         _______              _______       _______
Balances at June 30, 1995            0                0        4,757             128                    0         4,885

Net income                                                       514                                                514

Change in unrealized
gain (loss) on securities
available-for-sale, net of
applicable deferred income
taxes                                                                             (1)                                (1)
                               _______          _______       ______         _______              _______       _______
Balances at June 30, 1996            0                0        5,271             127                    0         5,398

Net income                                                       577                                                577

Issuance of 952,200
shares of common stock         952,200            9,085                                              (762)        8,323

Dividends declared
($0.16 per share)                                              (152)                                               (152)

Change in unrealized
gain (loss) on securities
available-for-sale, net of
applicable deferred income
taxes of $67                                                                     133                                133
                               _______          _______      ______          _______              _______       _______
Balances at June 30, 1997      952,200          $ 9,085      $5,696          $   260              $  (762)      $14,279
                               _______          _______      ______          _______              _______       _______
_______________________
See accompanying notes.

                                           HOME CITY FINANCIAL CORPORATION
                                                   SPRINGFIELD, OHIO

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________________________________________
                                                                                (Dollars in thousands)
                                                                                   Year ended June 30,
                                                                            1997         1996          1995
                                                                            ____         ____          ____
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   577      $   514       $   555
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Premium amortization, net of discount accretion                            0           42           (17)
      Provision for loan losses                                                 57           50           109
      Loss on sale of mortgage-backed securities                                19            0             0
      Depreciation                                                              40           39            33
      Deferred income taxes                                                    (35)          89             7
      Life insurance income, net of expenses                                   (26)         (19)            0
      Changes in operating assets and liabilities:
         Increase in accrued interest receivable                              (134)        (103)          (52)
         (Increase) decrease in other assets                                    57         (129)          (66)
         Increase in accrued interest payable                                   10            7            25
         Increase in other liabilities                                          56           53             4
                                                                           _______      _______       _______
    Net cash provided by operating activities                                  621          543           598
                                                                           _______      _______       _______

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in time deposits                                       700         (700)         (361)
Purchases of held-to-maturity securities                                         0            0        (3,880)
Proceeds from maturities of held-to-maturity securities                          0          500         4,120
Principal collection on mortgage-backed securities, held-to-maturity             0          278           564
Purchases of available-for-sale securities                                  (6,997)        (602)          (45)
Proceeds from sales of available-for-sale securities                             0            0            80
Proceeds from maturities of available-for-sale securities                    1,136           20             0
Proceeds from sales of mortgage-backed securities, available-for-sale        1,891            0             0
Principal collections on mortgage-backed securities, available-for-sale        342          319             0
Proceeds from sales of loans                                                     0        2,760           338
Net increase in loans                                                      (10,867)      (9,075)       (8,306)
Purchases of properties and equipment                                          (40)         (60)          (35)
Proceeds from sale of real estate held for investment                            0            0             3
Purchase of life insurance contracts                                             0       (1,025)            0
                                                                           _______      _______       _______
   Net cash used in investing activities                                   (13,835)      (7,585)       (7,522)
                                                                           _______      _______       _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                     3,051        6,238         6,120
Net increase in short-term FHLB advances                                       700          500             0
Proceeds from new long-term FHLB advances                                    1,825            0         2,310
Payments on long-term FHLB advances                                           (319)        (216)         (116)
Net increase (decrease) in advance payments
   by borrowers for taxes and insurance                                          1          (14)            0
Issuance of common stock                                                     8,323            0             0
Dividends paid                                                                (152)           0             0
                                                                           _______      _______       _______
   Net cash provided by financing activities                                13,429        6,508         8,314
                                                                           _______      _______       _______
   Net increase (decrease) in cash and cash equivalents                        215         (534)        1,390

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR                                                                1,843        2,377           987
                                                                           _______      _______       _______
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 2,058      $ 1,843       $ 2,377
                                                                           _______      _______       _______
_______________________
See accompanying notes.

                            HOME CITY FINANCIAL CORPORATION

                                   SPRINGFIELD, OHIO

                       Notes to Consolidated Financial Statements
________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Home City Financial Corporation (the "corporation") is a financial services company which was organized in August of 1996 and is a unitary savings and loan holding company. The principal assets of the corporation are the capital stock of Home City Federal Savings Bank of Springfield (the "bank"), a loan made to the Home City Financial Corporation Employee Stock Ownership Plan (the "ESOP") for the purchase of common shares of the corporation, and investment securities. The bank provides a variety of financial services to individuals and corporate customers, through its office in Springfield, Ohio, which is primarily a small industrial area. The bank's primary deposit products are savings accounts and certificates of deposit. Its primary lending products are single-family residential loans and consumer loans. The bank owns 100% of its subsidiary, Homciti Service Corp., which invests in stock of the bank's data service provider, and a local joint venture, in both of which it has minority interests.

The accounting and reporting policies of the corporation and its subsidiaries conform to generally accepted accounting principles and general practices within the financial services industry. The more significant accounting policies are summarized below.


Basis of Consolidation
The consolidated financial statements include the accounts of the corporation and all subsidiaries. Significant intercompany accounts and transactions have been eliminated.


Uses of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particulary susceptible to significant change relate to the determination of the allowance for losses on loans. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

A majority of the bank's loan portfolio consists of single-family residential loans in the Springfield, Ohio area. The regional economy depends heavily on some 200 diversified industries. Accordingly, the ultimate collectibility of a substantial portion of the bank's loan portfolio is susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for losses on loans. Such agencies may require the bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Consolidated Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the corporation considers cash and due from banks, interest-bearing demand deposits with banks and federal funds sold to be cash equivalents. The following are supplemental disclosures for the consolidated statements of cash flows for the years ended June 30, 1997, 1996 and 1995:

                                                          (Dollars in thousands)

                                                     1997          1996          1995
                                                     ____          ____          _____
Cash paid during the year for interest              $2,908        $2,535        $1,927
Cash paid during the year for income taxes             147           283           272



Investment Securities
All investment and mortgage-backed securities are classified as available-for-sale. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Unrealized holding gains and losses, net of deferred tax, on available-for-sale securities are reported as a net amount in a separate component of equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity. No investment securities are considered derivative securities.


Loans
Loans are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan fees and loans-in-process. Interest income is recognized on an accrual basis. Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income on nonaccrual loans is recognized only to the extent of interest payments received.

Effective January 1, 1995, the corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures"
("SFAS No. 114 and 118"). Under the corporation's credit policies and practices, all loans with specific reserves meet the definition of impaired loans under SFAS No. 114 and 118. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoptionof SFAS No. 114 and 118 did not have a material effect on the corporation's financial position or results of operations.

Loan origination fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the contractual lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.


Allowance for Loan Losses
The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.


Properties and Equipment
Properties and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed principally on the straight-line method over their estimated useful lives. The estimated lives of buildings and improvements ranged from 10 to 50 years. The estimated lives of equipment ranged from 5 to 25 years.


Real Estate Owned
Real estate owned is stated at fair value less estimated costs to sell. When a property is acquired, the excess of the recorded investment in the property over fair value, if any, is charged to the allowance for loan losses. Subsequent declines in the estimated fair value, net operating results and gains or losses on disposition of the property are included in other expenses.

Derivative Financial Instruments
The corporation has no derivative financial instruments.


Income Taxes
The corporation files a non-consolidated federal income tax return on a calendar year basis. The bank and Homciti Service Corp. file a consolidated federal income tax return also on a calendar year basis. The effects of current or deferred taxes are recognized as a current and deferred tax liability or asset based on current tax laws. Accordingly, income tax expense in the consolidated statements of income includes charges or credits to properly reflect the current and deferred tax asset or liability.


Stock-based Compensation
The Board of Directors of the corporation expects to adopt a Stock Option Plan, subject to approval by the shareholders of the corporation. At that time, the corporation will account for its stock incentive plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. The corporation will then also adopt Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation." The corporation will there-after include in the footnotes the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis.


Recognition and Retention Plan
It is anticipated that the shareholders will adopt a recognition and retention plan at the 1997 annual shareholders' meeting. The purpose of the plan is to reward and retain the directors and employees of the corporation, the bank and the subsidiary who are in the key positions of responsibility by providing such directors and employees with an equity interest in the corporation as reasonable compensation for their contributions to the corporation, the bank and the subsidiary.


Earnings Per Share
The provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," is not applicable for the fiscal years ended June 30, 1997, 1996 and 1995, as the corporation completed its conversion to the stock form of ownership in December 1996.


Reclassifications
Certain amounts in 1996 and 1995 have been reclassified to conform with the 1997 presentation.


NOTE B - BUSINESS COMBINATION

In September 1996, the bank's Board of Directors adopted a Plan of Conversion (the "conversion") whereby the bank would convert to the stock form of ownership, followed by the issuance of all the bank's outstanding common stock to a newly formed holding company, Home City Financial Corporation.

On December 30, 1996, the bank completed its conversion to the stock form of ownership, and issued all of the bank's outstanding common shares to the corporation.

In connection with the conversion, the corporation sold 952,200 shares at a price of $10.00 per share which, after consideration of offering expenses totaling approximately $437,000, and shares purchased by employee benefit plans totaling $762,000, resulted in net cash proceeds of approximately $8.3 million.

At the date of the conversion, the bank established a liquidation account in an amount equal to retained earnings reflected in the balance sheet used in the conversion offering circular. The liquidation account will be maintained for the benefit of eligible savings account holders who maintained deposit accounts in the bank after conversion.

NOTE C - INVESTMENT SECURITIES

Securities available-for-sale consist of the following:

                                                          (Dollars in thousands)
                                    At June 30, 1997                                      At June 30, 1996
                     _______________________________________________       ______________________________________________
                                    Gross       Gross                                     Gross       Gross
                     Amortized   Unrealized   Unrealized       Fair        Amortized   Unrealized   Unrealized      Fair
                       Cost         Gains       Losses         Value         Cost         Gains       Losses        Value
                       ____         _____       ______         _____         ____         _____       ______        _____
U.S.
government
& federal
agencies              $6,995       $    5       $   (7)       $6,993        $1,001       $    0       $   (4)      $  997

State & local
governments              739           11           (1)          749           879            6           (2)         883

Mortgage-
backed
securities               754            0          (24)          730         3,046            5          (76)       2,975

Equity
securities               484          408            0           892           459          243            0          702
                      ______       ______       ______        ______        ______       ______       ______       ______
                      $8,972       $  424       $  (32)       $9,364        $5,385       $  254       $  (82)      $5,557
                      ______       ______       ______        ______        ______       ______       ______       ______

The following is a summary of maturities of securities available-for-sale as of June 30, 1997:

                                                     (Dollars in thousands)

                                                 Securities available-for-sale
                                                 _____________________________
Amounts maturing in:                                Amortized             Fair
                                                      Cost                Value
                                                      ____                _____
One year or less                                     $1,706              $1,706
After one year through five years                     5,876               5,879
After five years through ten years                      342                 342
After ten years                                         564                 545
Equity securities                                       484                 892
                                                     ______              ______
                                                     $8,972              $9,364
                                                     ______              ______

Interest income on investment securities for each of the three years ended June 30 was as follows:

                                                  (Dollars in thousands)

                                             1997          1996          1995
                                             ____          ____          ____
U.S. government and federal agencies         $187          $ 61          $ 96
State & local governments                      39            24            15
Mortgage-backed securities                    134           209           274
Equity securities                              33            26            20
                                             ____          ____          ____
Total investment securities                  $393          $320          $405
                                             ____          ____          ____

For the year ended June 30, 1997, the bank sold securities available-for-sale for total proceeds of approximately $1,891,100 resulting in gross realized losses of approximately $19,000 and no gross realized gains. For the year ended June 30, 1996, the bank sold no securities. For the year ended June 30, 1995, the bank sold securities available-for-sale for total proceeds of approximately $78,000 resulting in no gross realized gains or losses.

There were no securities transferred between classifications for the year ended June 30, 1997. For the year ended June 30, 1996, securities with an amortized cost of $4,763,000 were transferred from held-to-maturity to available-for-sale because of favorable tax treatment and to improve the corporation's asset liability management. The securities had an unrealized gain of approximately $44,000. There were no securities transferred between classifications for the year ended June 30, 1995.

Investment securities with a carrying value of approximately $499,000 and $906,000 at June 30, 1997 and 1996, respectively, were pledged to secure deposits as required or permitted by law.


NOTE D - LOANS

Loans at June 30, 1997 and 1996, are summarized as follows:

                                                           (Dollars in thousands)

                                                             1997           1996
                                                             ____           ____
Loans secured by first mortgages on real estate:
     1-4 family dwelling units                             $38,191        $31,893
     5 or more dwelling units                                2,774          3,233
     Non-residential properties                              8,127          7,255
     Land                                                    1,853          2,223
     Construction                                            3,753          2,350
Consumer                                                     3,253          1,641
Commercial                                                     464             73
                                                           _______        _______
                                                            58,415         48,668
Loans in proces                                             (1,448)        (2,634)
Net deferred loan origination fees                            (487)          (447)
Allowance for loan losses                                     (445)          (362)
                                                           _______        _______
Total                                                      $56,035        $45,225
                                                           _______        _______

An analysis of the allowance for loan losses is as follows:

                                              (Dollars in thousands)

                                        1997           1996           1995
                                        ____           ____           ____
Balance, beginning of year              $362           $319           $229
Provision for loan losses                 57             50            109
Loans charged off                        (22)            (7)           (19)
Recoveries                                48              0              0
                                        ____           ____           ____
Balance, end of year                    $445           $362           $319
                                        ____           ____           ____

At June 30, 1997 and 1996, the bank had loans amounting to approximately $0 and $72,000, respectively, that were specifically classified as impaired. The average balance of those loans amounted to approximately $2,000, $104,000, and $16,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The allowance for loan losses related to impaired loans amounted to approximately $0 and $2,000 at June 30, 1997 and 1996, respectively. Interest income on impaired loans of $2,000, $23,000 and $33,000 was recognized for cash payments received for the years ended June 30, 1997, 1996 and 1995, respectively.

In addition, at June 30, 1997 and 1996, the bank had other nonaccrual loans of approximately $416,000 and $175,000, respectively, for which impairment has not been recognized.

The bank has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

At June 30, 1997 and 1996, the bank serviced loans for others with principal balances of $2,632,000 and $3,358,000, respectively.

In the ordinary course of business, the bank has and expects to continue to have transactions, including borrowings, with its officers, directors, shareholders, and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the bank. All loans to such borrowers are summarized as follows:

                                                  (Dollars in thousands)
Balance, June 30, 1996                                    $1,192
New loans                                                    608
Payments                                                    (587)
                                                          ______
Balance, June 30, 1997                                    $1,213
                                                          ______


NOTE E - PROPERTIES AND EQUIPMENT

A summary of properties and equipment at June 30, 1997 and 1996,  follows:

                                                   (Dollars in thousands)

                                                   1997              1996
                                                   ____              ____
Land                                               $113              $113
Buildings and improvements                          435               424
Furniture, fixtures, and equipment                  304               275
                                                   ____              ____
                                                    852               812
Accumulated depreciation                           (364)             (324)
                                                   ____              ____
Total                                              $488              $488
                                                   ____              ____


NOTE F - CASH SURRENDER VALUE OF LIFE INSURANCE

In September 1995, the bank purchased life insurance policies on each of its directors other than the President of the bank. The bank is the beneficiary of such policies. At June 30, 1997 and 1996, there were no notes payable to the insurance company.


NOTE G - DEPOSITS

Deposit account balances at June 30, 1997 and 1996, are summarized as follows:

                                               (Dollars in thousands)

                                                        1997                             1996
                                                        ____                             _____
                                                 Amount      Percent              Amount      Percent
                                                 ______      _______              ______      _______
Noninterest-bearing checking accounts           $   540         1.1%             $   302          .6%
Now and money market accounts                       675         1.3                  395          .8
Savings accounts                                  7,863        15.7                9,561        20.3
Certificates of deposit                          41,147        81.9               36,916        78.3
                                                _______       _____              _______       _____
Totals                                          $50,225       100.0%             $47,174       100.0%
                                                _______       _____              _______       _____

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $7,647,000 and $7,216,000 at June 30, 1997 and 1996, respectively. Deposits in excess of $100,000 are not insured by the FDIC.

At June 30, 1997, the scheduled maturities of certificates of deposit are as follows:

                                                (Dollars in thousands)
July 1, 1997 to June 30, 1998                          $26,339
July 1, 1998 to June 30, 1999                            7,335
July 1, 1999 to June 30, 2000                            6,809
July 1, 2000 to June 30, 2001                              387
After June 30, 2001                                        277
                                                       _______
Totals                                                 $41,147
                                                       ________

The bank held deposits of approximately $552,000 and $806,000 for related parties at June 30, 1997 and 1996, respectively.


NOTE H - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at June 30, 1997 and 1996, respectively:

                                              (Dollars in thousands)
                                                           Current
                                                           Interest                Balance
                                                                             __________________
                                                             Rate            1997          1996
                                                             ____            ____          ____
Federal Home Loan Bank advances
Fixed rate advances, with monthly interest payments:
     Advance due September 25, 1996                          5.80%          $     0       $   500
     Advance due September 15, 1997                          6.65%              500             0
     Advance due September 23, 1997                          6.65%              700             0

Fixed rate advances, with monthly principal
and interest payments:
     Advance due October 1, 2001                             6.30%              287             0
     Advance due February 1, 2003                            6.05%               96           110
     Advance due March 1, 2003                               5.85%              206           236
     Advance due December 1, 2004                            8.35%              450           510
     Advance due January 1, 2005                             8.35%              281           303
     Advance due January 1, 2005                             8.30%              531           601
     Advance due November 1, 2006                            6.35%            1,436             0
     Advance due February 1, 2010                            3.30%              621           643
                                                                            _______       _______
          Totals                                                            $ 5,108       $ 2,903
                                                                            _______       _______

Federal Home Loan Bank ("FHLB") advances are collateralized by all shares of FHLB stock owned by the bank (totaling $423,000) and by 100% of the bank's qualified mortgage loan portfolio (totaling approximately $38,191,000). Based on the carrying amount of FHLB stock owned by the bank, total FHLB advances are limited to approximately $8,450,000.

The aggregate minimum future annual principal payments on borrowings are as follows:

                                                 (Dollars in thousands)
July 1, 1997 to June 30, 1998                             $1,629
July 1, 1998 to June 30, 1999                                410
July 1, 1999 to June 30, 2000                                426
July 1, 2000 to June 30, 2001                                442
After June 30, 2001                                        2,201
                                                          ______
Totals                                                    $5,108
                                                          ______

NOTE I - EMPLOYEE BENEFITS


401K Profit Sharing Plan
In 1994, the bank initiated a 401K Profit Sharing Plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Participants may make salary savings contributions up to 15% of their compensation, 50% of which will be matched by the bank, up to 6% of each employee's salary. Contributions charged to operations for the years ended June 30, 1997, 1996 and 1995, were $9,000, $8,000 and $5,000, respectively.


Pension Plan
In connection with the Financial Institutions' Retirement Fund, the bank participates with other companies in the financial institution industry in a defined benefit plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Pension expense amounted to $4,000, $25,000 and $8,000 for the years ended June 30, 1997, 1996 and
1995, respectively.


Incentive Compensation Plan
The bank has an incentive compensation plan that covers all employees who are normally scheduled to work 1,040 hours or more per year. The bank's contributions pursuant to the plan are based on a formula contained in the plan which incorporates factors relating to the bank's performance and are contingent upon the bank's attainment of certain levels of earnings, as defined in the plan. During the years ended June 30, 1997, 1996 and 1995, contributions to the plan charged to operations were $12,000, $56,000 and $38,000, respectively.


Employee Stock Ownership Plan ("ESOP")
In conjunction with the bank's conversion in December 1996, the corporation formed the ESOP, which covers all full-time employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $762,000 from the corporation and purchased 76,176 common shares, equal to 8 percent of the total number of shares issued in the conversion. The bank makes discretionary contributions to the ESOP sufficient to service the debt. The cost of shares not committed to be released and unallocated shares are reported as a reduction of shareholders' equity. Shares are released to participants' accounts under the shares allocated method. Dividends on unallocated shares are used for debt service. Expense recognized related to the ESOP totaled approximately $26,000 for the year ended June 30, 1997.


NOTE J - INCOME TAXES

Components of income tax expense for the years ended June 30, 1997, 1996 and 1995, were:

                                                    (Dollars in thousands)

                                          1997          1996           1995
                                          ____          ____           ____
Current federal tax expense               $247          $154           $233
Deferred federal tax expense               (35)           89              7
                                          ____          ____           ____
     Total                                $212          $243           $240
                                          ____          ____           ____

The net deferred tax liability included the following major temporary differences at June 30:

                                                 (Dollars in thousands)
                                                 1997              1996
                                                 ____              ____
Deferred tax liabilities:
  Accumulated depreciation                       $ 21              $ 19
  Net deferred loan costs                          17                 0
  Net unrealized appreciation on
     available-for-sale securities                133                69
                                                 ____              ____
Total deferred tax liabilities                    171                88
                                                 ____              ____

Deferred tax assets:
  Net deferred loan fees                            0                (5)
  Nonaccrual loan interest                         (4)               (6)
  Allowance for loan losses                       (50)               (6)
  Employee benefits                               (14)               (3)
  Other                                            (3)                0
                                                 ____              ____
Total deferred tax assets                         (71)              (20)
                                                 ____              ____
Total net deferred tax liability                 $100              $ 68
                                                 ____              ____

A reconciliation of the federal income tax rate to effective income tax rates follows for the years ended June 30:

                                       1997          1996          1995
                                       ____          ____          ____
Federal income tax rate               34.00%        34.00%        34.00%
Adjusted for:
   Tax-exempt income                  (3.12)        (4.10)        (1.38)
   Other                              (4.22)         2.20         (2.42)
                                      _____         _____         _____
Effective tax rate                    26.66%        32.10%        30.20%
                                      _____         _____         _____

Included in retained earnings at June 30, 1997 and 1996, is approximately $1,804,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes before 1988. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $613,000.


NOTE K - DIVIDEND RESTRICTION

The bank, as a federally chartered savings bank, is subject to the dividend restrictions set forth by the Office of Thrift Supervision ("OTS"). Under regulations of the OTS applicable to converted savings associations, the bank will not be permitted to pay a cash dividend on its capital stock after the conversion if its regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the Liquidation Account or the applicable regulatory capital requirements prescribed by the OTS.

As disclosed in Note L, the bank meets the requirements for a Tier I association and has not been notified of any need for more than normal supervision. As a subsidiary of the corporation, the bank is required to give the OTS 30 days notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.


NOTE L - REGULATORY MATTERS

The bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions, by regulators that, if undertaken, could have a direct material effect on the bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors.

The capital adequacy regulations of the OTS require that the bank maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital of at least 3.0% of adjusted total assets, and risk-based capital of at least 8.0% of risk-weighted assets. At June 30, 1997, the bank's capital exceeded all of such requirements.

As of June 30, 1997, the most recent notification from the OTS, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized under the prompt corrective action regulations, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the bank's prompt corrective action category.

The following reconciliation compares the bank's capital under GAAP to its regulatory capital, at June 30, 1997:

                                              (Dollars in thousands)

                                             Total               Tier I
                                            Capital              Capital
                                            _______              _______
Equity per GAAP                             $10,624              $10,624
Less unrealized gain on securities
     available-for-sale, net of
     applicable income taxes                   (257)                (257)
Less advance to subsidiary                      (50)                 (50)
Plus allowance for loan losses                  445                    0
                                            _______              _______
Regulatory capital                          $10,762              $10,317
                                            _______              _______

                                             (Dollars in thousands)
                                                                                       To Be Well
                                                                                    Capitalized Under
                                                             For Capital            Prompt Corrective
                                        Actual            Adequacy Purposes         Action Provisions
                                   ________________       _________________         _________________
                                   Amount     Ratio        Amount     Ratio         Amount      Ratio
                                   ______     _____        ______     _____         ______      _____
As of June 30, 1997:
   Total Risk-Based Capital
     (to Risk-Weighted Assets)     $10,762     28.4%        $ 3,027     8.0%        $ 3,784      10.0%
   Tier I Capital
     (to Risk-Weighted Assets)      10,317     27.3            N/A      N/A           2,270       6.0
   Tier I Capital
     (to Total Assets)              10,317     15.5           2,003     3.0           3,339       5.0
   Tangible Capital
     (to Total Assets)              10,317     15.5           1,002     1.5            N/A        N/A

As of June 30, 1996:
   Total Risk-Based Capital
     (to Risk-Weighted Assets)     $ 5,633     18.8%        $ 2,400     8.0%        $ 2,999      10.0%
   Tier I Capital
     (to Risk-Weighted Assets)       5,271     17.6            N/A      N/A           1,800       6.0
   Tier I Capital
     (to Total Assets)               5,271      9.5           1,668     3.0           2,779       5.0
   Tangible Capital
     (to Total Assets)               5,271      9.5             834     1.5            N/A        N/A


NOTE M - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the bank are as follows:

The bank had outstanding commitments to originate loans as follows:

                                                        (Dollars in thousands)
                                    At June 30, 1997                            At June 30, 1996
                           __________________________________          __________________________________
                           Fixed-rate  Adjustable-rate  Total          Fixed-rate  Adjustable-rate  Total
                           __________  _______________  _____          __________  _______________  _____
First mortgage loans         $  831        $  292      $1,123            $  837        $  169      $1,006
Consumer and other loans        232             0         232               292             0         292
                             ______        ______      ______            ______        ______      ______
                             $1,063        $  292      $1,355            $1,129        $  169      $1,298
                             ______        ______      ______            ______        ______      ______

Interest rates on commitments at June 30, 1997, ranged from 8.375% to 10.25%. Interest rates on commitments at June 30, 1996, ranged from 7.75% to 10.00%. Loan commitments generally expire after 30 days.

In addition, the bank is periodically a defendant in various legal proceedings arising in connection with its business. It is the best judgment of management that neither the financial position nor results of operations of the bank will be materially affected by the final outcome of these legal proceedings.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The bank's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments (see NOTE
M). The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

At June 30, 1997, the bank had deposits with the following banks in excess of FDIC insurance of $100,000:

                                                    (Dollars in thousands)
     Huntington National Bank                              $ 1,552
     Federal Home Loan Bank                                    161
     Springfield Federal Savings Bank                          338


NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the corporation's financial instruments are as follows:

                                                 (Dollars in thousands)
                                    At June 30, 1997                 At June 30, 1996
                                 ______________________           _______________________
                                 Carrying         Fair            Carrying          Fair
                                  amount          value            amount           value
                                  ______          _____            ______           _____
Financial assets:
   Cash and cash equivalents     $ 2,058         $ 2,058          $ 1,843          $ 1,843
   Time deposits                     361             353            1,061            1,053
   Investment securities           8,634           8,634            2,582            2,582
   Mortgage-backed securities        730             730            2,975            2,975
   Loans                          56,035          56,380           45,225           45,364
   Accrued interest receivable       407             407              273              273
   Life insurance                  1,070           1,070            1,044            1,044

Financial liabilities:
   Deposits                       50,225          50,322           47,174           47,311
   Advances from FHLB              5,108           5,050            2,903            2,954
   Accrued interest payable           59              59               49               49

The carrying amounts in the preceding table are included in the consolidated balance sheets.

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excluded certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the company.

The following methods and assumptions were used by the corporation in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values.

   Time deposits: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

   Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

   Loans: For adjustable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed-rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

   Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimates using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated contractual expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates fair value.

   Advances from Federal Home Loan Bank: The fair value for FHLB advances are estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLB advances of aggregated contractual maturities of such advances.

NOTE P - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Home City Financial Corporation (parent company only) follows:

Balance Sheets

                                                             (Dollars in thousands)
                                                                   At June 30,
                                                               1997          1996
                                                               ____          ____
Assets:
Interest-bearing savings deposit with subsidiary bank        $   585       $     0
Investment in subsidiary                                      10,624             0
Investment securities available-for-sale                       3,000             0
Other assets                                                     106             0
                                                             _______       _______
   Total assets                                              $14,315       $     0
                                                             _______       _______

Liabilities and Shareholders' Equity:
Accrued expenses and other liabilities                       $    36       $     0
Shareholders' equity                                          14,279             0
                                                             _______       _______
   Total liabilities and shareholders' equity                $14,315       $     0
                                                             _______       _______

Statements of Income

                                                        (Dollars in thousands)
                                                          Year ended June 30,
                                                     1997          1996          1995
                                                     ____          ____          ____
Income:
Interest from subsidiary                             $ 25          $  0          $  0
Interest on securities available-for-sale              55             0             0
Income on ESOP loan                                    36             0             0
                                                     ____          ____          ____
     Total income                                     116             0             0
                                                     ____          ____          ____

Expense:
Legal, consulting and examination                      33             0             0
Franchise tax                                          11             0             0
Other                                                  30             0             0
                                                     ____          ____          ____
     Total expense                                     74             0             0
                                                     ____          ____          ____

Income before income taxes and equity in
   undistributed earnings of subsidiary                42             0             0
Income tax provision                                    6             0             0
Income before equity in undistributed earnings
   of subsidiary                                       36             0             0
Equity in undistributed earnings of subsidiary        358             0             0
                                                     ____          ____          ____
Net income                                           $394          $  0          $  0
                                                     ____          ____          ____

Statements of Cash Flows
                                                             (Dollars in thousands)
                                                               Year ended June 30,
                                                        1997          1996          1995
                                                        ____          ____          ____
Cash flows from operating activities:
Net income                                            $  394        $    0        $    0
Adjustments to reconcile net income to net cash
   flows from operating activities:
Equity in undistributed earnings of subsidiary          (358)            0             0
Discount accretion                                        (1)            0             0
Net increase in other assets                            (106)            0             0
Net increase in other liabilities                         36             0             0
                                                      ______        ______        ______
Net cash flows from operating activities                 (35)            0             0
                                                      ______        ______        ______

Cash flows from investing activities:
Purchase of securities available-for-sale             (2,996)            0             0
Purchase of common stock of subsidiary                (4,555)            0             0
                                                      ______        ______        ______
Net cash flows from investing activities              (7,551)            0             0
                                                      ______        ______        ______

Cash flows from financing activities:
Issuance of common stock                               8,323             0             0
Dividends paid                                          (152)            0             0
                                                      ______        ______        ______
Net cash flows from financing activities               8,171             0             0
                                                      ______        ______        ______
Net increase in cash and cash equivalents                585             0             0

Cash and cash equivalents:
   Beginning of year                                       0             0             0
                                                      ______        ______        ______
   End of year                                        $  585        $    0        $    0
                                                      ______        ______        ______


NOTE Q - SUBSEQUENT EVENT

On June 16, 1997, the Board of Directors authorized management of the corporation to cause the corporation to repurchase up to 5% of the outstanding shares of the corporation in the over-the-counter market during the next twelve months, with the amount of shares, price and dates of repurchase to be determined at the discretion of management. On July 21, 1997, management made the first trade with the intent to repurchase a total of 5% of the outstanding shares before August 31, 1997. The shares acquired will be held as treasury stock.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                  PART III



ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act of the Registrant

     The information set forth under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" of the Definitive Proxy Statement of the Corporation date September 19, 1997, filed with the United States Securities and Exchange Commission (the "Proxy") is incorporated by reference herein.

ITEM 10. Executive Compensation

     The information set forth under the caption "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" of the Proxy Statement is incorporated by reference herein.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement is incorporated by reference herein.

ITEM 12.   Certain Relationships and Related Transactions

     The information set forth under the caption "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS - Certain Transactions with Home City" of the Proxy Statement is incorporated by reference herein.

ITEM 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

            3.1      Articles of Incorporation (Incorporated by reference)
            3.2      Code of Regulations (Incorporated by reference)
           10.1      Employment Agreement with Mr. Ulery
           21        Subsidiaries
           27        Financial Date Schedule
           99.1      Proxy Statement (Incorporated by reference)
           99.2      Safe Harbor Under the Private Securities Litigation Reform
                     Act of 1995

     (b)  Reports on Form 8-K

          HCFC has not filed any reports on Form 8-k during the last quarter of 1997.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HOME CITY FINANCIAL CORPORATION

     /s/ Douglas L. Ulery

    ________________________________
    Douglas L. Ulery
    President and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



                                             /s/ P. Clark Engelmeier
    _______________________________          _________________________________
    John D. Conroy                           P. Clark Engelmeier
    Director                                 Chairman of the Board

    /s/ September 26, 1997                   /s/ September 26, 1997
    _______________________________          _________________________________
    Date                                     Date

    /s/ James Foreman                        /s/ Terry A. Hoppes
    _______________________________          _________________________________
    James Foreman                            Terry A. Hoppes
    Director                                 Director

    /s/ September 26, 1997                   /s/ September 26, 1997
    _______________________________          _________________________________
    Date                                     Date

    /s/ Douglas L. Ulery                     /s/ Gary E. Brown
    _______________________________          _________________________________
    Douglas L. Ulery                         Gary E. Brown
    Director                                 Treasurer
    President and Chief Executive Officer    (Principal financial and accouting
                                             officer)

    /s/ September 26, 1997                   /s/ September 26, 1997
    _______________________________          _________________________________
    Date                                     Date

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
_______           ___________
  3.1             Articles of Incorporation              Incorporated by reference to the Registrant's
                  of Home City Financial Corporation     Quarterly Report on Form 10-QSB for the
                                                         Quarter Ended March 31, 1997 (the "March
                                                         31, 1997, 10-QSB"), Exhibit 3(i)

  3.2             Code of Regulations of Home City       Incorporated by reference to the March 31,
                  Financial Corporation                  1997, 10-QSB, Exhibit 3(ii)

 10.1             Employment Agreement with Mr. Ulery

 21               Subsidiaries of Home City
                  Financial Corporation

 27               Financial Data Schedule

 99.1             Proxy Statement                        Incorporated by reference to the definitive
                                                         Proxy Statement of the Registrant for the
                                                         1997 Annual Meeting of Shareholders of
                                                         Home City Financial Corporation, filed with
                                                         the Securities and Exchange Commisssion.

 99.2             Safe Harbor Under the Private
                  Securities Litigation Reform
                  Act of 1995

