Form 10QSB
period 1997-09-30
HOME CITY FINANCIAL CORP
filed 1997-11-13
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-QSB

(Mark One)
[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1997
[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _________ TO __________

                      Commission file number  - 333-12501

                         HOME CITY FINANCIAL CORPORATION
         _______________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            OHIO                                       34-1839475
________________________________           _________________________________
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     63 West Main Street
      Springfield, Ohio                                    45502
_______________________________________                   ________
(Address of principal executive offices)                 (Zip Code)

                                 (937) 324-5736
                           _________________________
                          (Issuer's telephone number)

                                      N/A
                                  ___________
             (Former name, former address and former fiscal year, if
                            changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X* No
                                                                   ___    ___

As of November 3, 1997, 904,590 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

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

                          HOME CITY FINANCIAL CORPORATION

                                SPRINGFIELD, OHIO

                                   FORM 10-QSB

                                      INDEX
________________________________________________________________________________
                                                                 Page Number
PART I     FINANCIAL INFORMATION

 Item. 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                    3
           September 30, 1997, and June 30, 1997

           Condensed consolidated statements of income --              4
           Three months ended September 30, 1997 and 1996

           Condensed consolidated statements of cash flows --          5
           Three months ended September 30, 1997 and 1996

           Notes to condensed consolidated financial                   6
           statements -- September 30, 1997, and June 30, 1997

Item 2.    Management's Discussion and Analysis of Financial           7
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                          10

Item 2.    Changes in Securities and Use of Proceeds                  10

Item 3.    Defaults upon Senior Securities                            10

Item 4.    Submission of Matters to a Vote of Security Holders        10

Item 5.    Other Information                                          11

Item 6.    Exhibits and Reports on Form 8-K                           11

Signatures                                                            12

                               HOME CITY FINANCIAL CORPORATION
                                      Springfield, Ohio
                                 CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________________
                                                        <--------Dollars in thousands-------->
                                                            (Unaudited)        (Unaudited)
                                                            September 30,        June 30,
                                                                1997               1997
                                                                ____               ____
Assets
Cash and cash equivalents
     Cash and due from banks                                   $ 1,013            $   461
     Interest-bearing demand deposits in other banks               564              1,397
     Federal funds sold                                            300                200
                                                               _______            _______
          Total cash and cash equivalents                        1,877              2,058

Time deposits with original maturities of 90 days or more          361                361
Investment securities available-for-sale, at fair value          5,223              8,634
Mortgage-backed and related securities available-for-sale,
     at fair value                                                 712                730

Loans (net of unearned interest)                                60,253             56,480
Less: Allowance for loan losses                                   (442)              (445)
                                                               _______            _______
Loans, net                                                      59,811             56,035

Properties and equipment                                           499                488
Accrued interest receivable                                        401                407
Cash surrender value of life insurance                           1,077              1,070
Other assets                                                       149                181
                                                               _______            _______
          Total assets                                         $70,110            $69,964
                                                               _______            _______

Liabilities and Shareholders' Equity
Deposits
     Demand accounts                                           $ 1,078            $   540
     NOW accounts                                                  800                675
     Savings accounts                                            7,726              7,863
     Time deposits, $100,000 or more                             8,335              7,647
     Other time deposits                                        33,693             33,500
                                                               _______            _______
          Total deposits                                        51,632             50,225

Advances from Federal Home Loan Bank                             4,311              5,108
Accrued interest payable                                            64                 59
Advance payments by borrowers for taxes and insurance               50                 21
Deferred income taxes               Other liabilities                                                  197                172
                                                               _______            _______
          Total liabilities                                     56,360             55,685
                                                               _______            _______

Shareholders' Equity
Preferred shares of no par value; 1,000,000 shares
     authorized; no shares issued and outstanding                    0                  0
Common shares of no par value; 5,000,000 shares authorized;
     952,200 shares issued at September 30, 1997,
     and June 30, 1997                                               0                  0
Additional paid-in capital                                       9,085              9,085
Retained earnings, substantially restricted                      5,867              5,696
Unrealized gain on securities available-for-sale,
     net of applicable deferred income taxes                       271                260
Employee Stock Ownership Plan (ESOP) (unallocated shares)         (762)              (762)
Less cost of common shares in treasury - 47,610 and
     -0- shares at September 30, 1997, and June 30, 1997,
     respectively                                                 (711)                 0
                                                               _______            _______
          Total shareholders' equity                            13,750             14,279
                                                               _______            _______
          Total liabilities and shareholders' equity           $70,110            $69,964
                                                               _______            _______

The accompanying notes are an integral part of these financial statements.

                               HOME CITY FINANCIAL CORPORATION
                                     Springfield, Ohio
                              CONSOLIDATED STATEMENTS OF INCOME
_______________________________________________________________________________________________
                                       <----Dollars in thousands, except per share amounts---->
                                                   (Unaudited)        (Unaudited)
                                                  3 Months Ended     3 Months Ended
                                                   September 30,      September 30,
                                                       1997               1996
                                                       ____               ____
Interest income
Loans                                                 $ 1,370            $ 1,103
Mortgage-backed securities                                 12                 49
Investment securities                                     111                 32
Federal funds sold                                          6                 11
Time deposits                                               4                 16
Interest-bearing demand deposits in other banks             9                  8
                                                      _______            _______
     Total interest income                              1,512              1,219
                                                      _______            _______

Interest expense
Interest on interest-bearing checking accounts              5                  2
Interest on savings deposits                               46                 57
Interest on certificates of deposit                       654                591
Interest on advances from Federal Home Loan Bank           66                 41
                                                      _______            _______
     Total interest expense                               771                691
                                                      _______            _______

     Net interest income                                  741                528


Provision for loan losses                                   8                  1
                                                      _______            _______
     Net interest income after provision
     for loan losses                                      733                527

Noninterest income
Service charges on deposit accounts                         2                  1
Life insurance                                             13                 15
Loss on sale of mortgage-backed securities                  0                  0
Other income                                                3                  1
                                                      _______            _______
     Total noninterest income                              18                 17
                                                      _______            _______

Noninterest expense
Salaries and employee benefits                            171                130
Supplies, telephone and postage                            10                  9
Occupancy and equipment                                    29                 25
FDIC deposit insurance                                      8                287
Data processing                                            24                 14
Legal, accounting and examination                          53                 23
Franchise taxes                                            43                 19
Other expense                                              46                 50
                                                      _______            _______
     Total noninterest expense                            384                557
                                                      _______            _______

Net income (loss) before federal income tax expense       367                (13)

Federal income tax expense                                124                 (3)
                                                      _______            _______
          Net income (loss)                           $   243            $   (10)
                                                      _______            _______

_______________________________________________________________________________________________
Per share data:
     Net income per share of common stock               $0.29                N/A

     Weighted average shares                          839,507                N/A
_______________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                     HOME CITY FINANCIAL CORPORATION
                                               Springfield, Ohio
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________________________________
                                                                  <-----Dollars in thousands----->
                                                                    (Unaudited)       (Unaudited)
                                                                  3 Months Ended    3 Months Ended
                                                                   September 30,     September 30,
                                                                       1997              1996
                                                                       ____              ____
Cash flows from operating activities:
     Net income (loss)                                                $   243           $   (10)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Premium amortization, net of discount accretion                   1                 9
          Provision for loan losses                                         8                 1
          Gain on sale of available-for-sale securities                     1                 0
          Depreciation                                                     11                10
          Deferred income taxes                                            28               (48)
          Life insurance income, net of expenses                           (7)              (13)
          Changes in operating assets and liabilities:
               (Increase) decrease in accrued interest receivable           6                (8)
               Decrease in other assets                                    32                 3
               Increase in accrued interest payable                         5                 4
               Increase in other liabilities                               25               367
                                                                      _______           _______
        Net cash provided by operating activities                         353               315
                                                                      _______           _______

Cash flows from investing activities:
Net decrease in time deposits                                               0               700
Principal collections on mortgage-backed securities,
        available-for-sale                                                 23               145
Proceeds from sales of available-for-sale securities                      400                 0
Proceeds from maturities of available-for-sale securities               3,000                 0
Net increase in loans                                                  (3,784)           (2,538)
Purchases of properties and equipment                                     (22)              (11)
Purchase of Federal Home Loan Bank stock                                   (7)               (7)
                                                                      _______           _______
     Net cash used in investing activities                               (390)           (1,711)
                                                                      _______           _______

Cash flows from financing activities:
Net increase in deposits                                                1,407             2,086
Net increase (decrease) in short-term FHLB advances                      (700)              325
Payments on long-term FHLB advances                                       (97)             (555)
Net increase in advance payments
    by borrowers for taxes and insurance                                   29                25
Purchase of treasury shares                                              (711)                0
Dividends paid                                                            (72)                0
                                                                      _______           _______
     Net cash provided by (used in) financing activities                 (144)            1,881
                                                                      _______           _______

     Net increase (decrease) in cash and cash equivalents                (181)              485

     Cash and cash equivalents at beginning of period                   2,058             1,843
                                                                      _______           _______
     Cash and cash equivalents at end of period                       $ 1,877           $ 2,328
                                                                      _______           _______


The accompany notes are an integral part of these financial statements.

                        HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, and June 30, 1997
________________________________________________________________________________

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

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for the three-month period ended September 30, 1997. The weighted average number of shares outstanding for the three-month period ended September 30, 1997, were 839,507. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted-average number of shares used in the earnings per common share calculation.

The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from such estimates.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X and Rule 310 of Regulation SB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

                       HOME CITY FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS
________________________________________________________________________________


     The following focuses on the consolidated financial condition of the Corporation at September 30, 1997, compared to June 30, 1997, and the results of operations for the three-month period ended September 30, 1997, compared to the same period in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included in the Form 10-QSB. The Corporation is not aware of any market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Corporation is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


                              Financial Condition

Liquidity

     Liquidity relates to the Company's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Company's ability to readily convert assets to cash and readily marketable, short-term assets, such as federal funds sold and deposits in other banks.

     Cash and cash equivalents, time deposits with original maturities of 90 days or more, investment securities available-for-sale, and mortgage-backed securities available-for-sale were $8.17 million at September 30, 1997, a decrease of $3.61 million from the June 30, 1997, total. Such decrease was attributable to the funding of additional loans and the purchase of 47,610 commonshares of the Corporation. The Company's liquidity ratio was 8.97% at September 30, 1997, which exceeded the regulatory requirement of 5%.

     Liability liquidity relates to the Company's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $1.41 million for the three months ended September 30, 1997, compared to June 30, 1997. During the first three months of fiscal 1998, the decrease of $137,000 in savings accounts was offset by increases of $538,000 in non-interest-bearing demand deposit accounts, $125,000 in "NOW" accounts, $193,000 in other time certificates of deposit and $688,000 in Jumbo or negotiable rate certificates (i.e., time deposits of $100 thousand or more).

     Access to funds from the Federal Home Loan Bank (the "FHLB") in the form of short- and long-term advances is a supplemental source of cash to meet liquidity needs.

Capital Resources

     Shareholders' equity totaled $13.75 million at September 30, 1997, compared to $14.28 million at June 30, 1997. This decrease was primarily due to the purchase of 47,610 common shares being offset by current period earnings of $243,000 and a net increase in the unrealized holding gain on securities available-for-sale of $11,000. As of September 30, 1997, the Corporation's ratio of shareholders' equity to assets was 19.61%, compared to 20.41% at June 30, 1997.

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

      The following table summarizes the Company's regulatory capital requirements and actual capital at September 30, 1997:

                                                             Excess of actual capital
                Actual Capi           Current requirements   over current requirements    Applicable
              Amount     Percent       Amount     Percent       Amount       Percent      asset total
              ______     _______       ______     _______       ______       _______      ___________
                                                  (Dollars in thousands)
Tangible
   Capital    $10,544     15.19%        $ 1,041     1.5%        $ 9,503       13.69%       $69,394

Core
   Capital     10,544     15.19           2,082     3.0           8,462       12.19         69,394

Risk-based
   Capital     10,987     26.57           3,308     8.0           7,679       18.57         41,355

Changes in Financial Condition

     General. The Corporation's consolidated total assets were $70.11 million at September 30, 1997, reflecting an increase of $146,000, or 0.21%, over the $69.96 million at June 30, 1997. This growth was primarily attributable to an increase in loans outstanding which were funded primarily by the proceeds from the sales and maturities of investment securities and secondarily by increases in total deposits.

       Cash and Cash Equivalents, Time Deposits, Investment Securities, and Mortgage-backed Securities. Cash and cash equivalents, time deposits with original maturities of 90 days or more, investment securities, and mortgage-backed securities decreased by $3.61 million between June 30, 1997, and September 30, 1997. The primary changes were consisted of decreases in investment securities from $8.63 million to $5.22 million, and cash and cash equivalents from $2.06 million to $1.88 million at June 30, 1997 and September 30, 1997, respectively.

      Loans Receivable. Net loans receivable equaled $59.81 million at September 30, 1997, compared to $56.04 million at June 30, 1997, an increase of 6.74%, attributable to the continued demand for mortgage loans coupled with the growth of the consumer loan product line, which was introduced in January of 1996. Average total loans outstanding for the three-month period ended September 30, 1997, equaled $58.61 million, compared to $47.04 million for the same three-month period ended September 30, 1996, which represents an increase of $11.57 million, or 24.60%. Approximately 15.63% of this increase was experienced in the installment loan portfolio (i.e., consumer loans). Management is continuing to emphasize single-family residential lending.

     Deposits. Total deposits increased by $1.41 million, or 2.80%, during the first three months of fiscal year 1998. Total time deposits increased by $881,000, or 2.14%, while demand and savings deposits increased a net amount of $526,000, or 5.79%, during the three-month period ended September 30, 1997.

     Advances from the FHLB decreased $797,000, or 15.60%, during the first quarter of fiscal year 1998. Liabilities other than deposits and advances from the FHLB increased by $65,000. Such increase was primarily attributed to $29,000 of additional deposits by borrowers for taxes and insurance and to the recording of accounts payable related to operating expenses and income taxes.


                              Results of Operations

     General. The Corporation recorded a consolidated net income of $243,000 for the three months ended September 30, 1997, compared to a net loss of $10,000 for the same quarter in 1996.

Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996

     Net Interest Income. The Corporation's net interest income for the three months ended September 30, 1997, increased by 40.34%, from $528,000 to $741,000, compared to the same period in 1996. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, increased from 3.87% for the three months ended September 30, 1996, to 4.36% for the same period in 1997, primarily as a result of the growth in earning assets. During the same period, the net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, decreased 14 basis points, to 3.27%. Average loans outstanding increased by $11.56 million as compared to 1996, which contributed approximately $271,000 to the net interest income, while the change in average yield on loans outstanding from 9.38% to 9.35% decreased the net interest income by approximately $4,000. Average investment securities increased by $4.71 million as compared 10 1996, contributing approximately $73,000 to net interest income, while the average yield on investments increased from 5.41% to 6.28%, increasing net interest income by approximately $6,000. Average deposits increased by $3.24 million as compared to 1996, which reduced net interest income by approximately $45,000, while the average cost of deposits increased from 5.49% to 5.57%, decreasing net interest income by approximately $10,000.

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

     The Company added $8,000 to the allowance for loan losses during the quarter ended September 30, 1997, due to the increase in loans receivable and the increase in consumer loans, which are generally considered to have a greater risk of loss than one- to four-family mortgage loans. The Company recognized $11,000 in loan losses during the quarter.

      Noninterest Income and Expense. Noninterest income was $18,000 for the three months ended September 30, 1997, compared to $17,000, for the same period in 1996. This increase was a result of the increases of $1,000 in service charge income on deposit accounts and an increase of $2,000 in other income, being offset by a decrease of $2,000 in life insurance income. Noninterest expense decreased by $173,000 for the three months ended September 30, 1997, compared to the same period in 1996. The decrease was primarily attributed to the $263,000 special assessment associated with the recapitalization of the Savings Association Insurance Fund (the "SAIF") which was recorded in the quarter ended September 30, 1996, offset by increased costs of employee salaries and benefit plans, professional fees (legal and accounting) due to the Corporation's public company reporting requirements, corporate franchise tax and other miscellaneous operating expenses.

                        HOME CITY FINANCIAL CORPORATION

                          PART II - OTHER INFORMATION
________________________________________________________________________________

     ITEM 1 - LEGAL PROCEEDINGS

              None


     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

              Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On October 20, 1997, the Corporation held its annual meeting of Shareholders.

              Each of the five directors nominated were elected to terms expiring in 1998 by the following votes:

                  John D. Conroy           For: 768,405      Withheld:   4,800
                                                _______                _______
                  P. Clark Engelmeier      For: 768,905      Withheld:   4,300
                                                _______                _______
                  James Foreman            For: 765,940      Withheld:   7,265
                                                _______                _______
                  Terry A. Hoppes          For: 768,705      Withheld:   4,500
                                                _______                _______
                  Douglas L. Ulery         For: 768,905      Withheld:   4,300
                                                _______                _______

              Three other matters were submitted to the shareholders, for which the following votes were cast:

              1.   Approval of the Home City Financial Corporation 1997 Stock
                   Option and Incentive Plan:
                   For: 563,689   Against: 36,917   Abstain: 10,316   Broker Non-votes: 162,283
                        _______            ______            ______                     _______
              2.   Approval of the Home City Financial Corporation Recognition and
                   Retention Plan and Trust Agreement:
                   For: 541,164   Against: 37,867   Abstain: 22,032   Broker Non-votes: 172,142
                        _______            ______            ______                     _______
              3.   Ratification of the selection of Robb, Dixon, Francis, Davis,
                   Oneson & Company as the auditors of Home City Financial Corporation for the current year:
                   For: 767,900   Against:    425   Abstain:  4,880   Broker Non-votes:       0
                        _______            ______            ______                     _______

     ITEM 5 - OTHER INFORMATION

              None


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibit 27: Financial Data Schedule

              b. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       HOME CITY FINANCIAL CORPORATION


Date: /s/ November 13, 1997            /s/ Douglas L. Ulery
     ___________________________       _______________________________
                                       Douglas L. Ulery
                                       President



Date: /s/ November 13, 1997            /s/ Charles A. Mihal
     ___________________________       _______________________________
                                       Charles A. Mihal
                                       Treasurer and Chief Financial Officer