Form 10KSB
period 1997-12-31
HOME CITY FINANCIAL CORP
filed 1998-03-25
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              TRANSITION REPORT Pursuant to SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT of 1934

           For the transition period from July 31 to December 31, 1997
                       Commission File Number  0-21809
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
                               ____________________

        Securities registered under Section 12(b) of the Exchange Act:
                                 not applicable
        Securities registered under Section 12(g) of the Exchange Act:
                          Common Shares (No Par Value),
                         Preferred Shares (No Par Value)

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

     State issuer's revenues for the most recent fiscal year.  $3,094,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1998, 904,590 common shares of the Registrant were outstanding. The aggregate market value of the shares held by non-affiliates was $13,574,962 based upon the closing sale price of $18.625 per share as quoted by The Nasdaq Stock Market.

     Documents Incorporated by Reference

     The following sections of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

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

     Home City is a stock savings bank principally engaged in the business of making permanent first and second mortgage loans secured by one- to four-family residential real estate and nonresidential real estate located in Home City's primary lending area and investing in U.S. Government and federal agency obligations, interest-bearing deposits in other financial institutions and mortgage-backed securities and municipal securities. Home City also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The origination of commercial and consumer loans, both secured and unsecured, constitutes a growing portion of Home City's lending activities. Funds for lending and investment activities are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), and loans and mortgage-backed and related securities repayments. Home City conducts business from its office located in Springfield, Ohio. Home City's primary lending area consists of Clark County, Ohio, and adjacent counties.

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

Market Area

     Home City conducts business from its main office, located in Springfield, Ohio. Springfield is located 25 miles east of Dayton, 40 miles west of Columbus and 80 miles north of Cincinnati. Home City's primary market area consists of Clark County, Ohio, and adjacent counties. Clark County, Ohio is characterized by slightly lower than average levels of income and housing values and an improving lower unemployment level. Its strongest employment categories are wholesale/retail trade, services and manufacturing, with smaller numbers of residents employed in the finance, insurance and real estate industry categories.

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

Change in Fiscal Year

     In December 1997, the board of directors of HCFC and Home City determined to change the fiscal year end of HCFC and Home City from June 30, to December 31, in order to have their fiscal year ends coincide with those of the financial institutions to which their performance is compared.

Lending Activities

     General. Home City's primary lending activity is the origination of conventional mortgage loans and home equity loans secured by one- to four-family homes and nonresidential real estate located in Home City's primary lending area. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more are also offered by Home City. Home City does not originate loans insured by the Federal Housing Administration or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Home City makes commercial loans secured by assets of the borrower other than real estate and secured and unsecured consumer loans. Home City does not originate its loans in accordance with traditional secondary market guidelines.

     Loan Portfolio Composition. The following table presents certain information with respect to the composition of Home City's loan portfolio at the dates indicated:

                                               At December 31,                           At June 30,
                                              ___________________       _____________________________________________
                                                     1997                      1997                      1996
                                              ___________________       ___________________       ___________________
                                                         Percent                   Percent                   Percent
                                                         of total                  of total                  of total
                                              Amount      loans         Amount      loans         Amount      loans
                                              ______      _____         ______      _____         ______      _____
                                                                      (Dollars in thousands)
Residential real estate loans:
     One- to four-family (first mortgage)     $40,409      62.48%       $37,739      64.61%       $31,580      64.89%
     Multifamily                                2,756       4.26          2,774       4.75          3,233       6.64
     Home equity (second mortgage)              1,553       2.40            452       0.77            313       0.64
Nonresidential real estate loans               10,315      15.95          8,127      13.91          7,255      14.91
Land loans                                      1,866       2.89          1,853       3.17          2,223       4.57
Construction loans                              3,079       4.76          3,753       6.43          2,350       4.83
                                              _______     ______        _______     ______        _______     ______
          Total real estate loans              59,978      92.74         54,698      93.64         46,954      96.48

Commercial loans                                  493       0.76            464       0.79             73       0.15
Consumer loans:
     Loans on deposits                            166       0.26            235       0.40            160       0.33
     Other consumer loans                       4,035       6.24          3,018       5.17          1,481       3.04
                                              _______     ______        _______     ______        _______     ______
          Total consumer loans                  4,201       6.50          3,253       5.57          1,641       3.37
                                              _______     ______        _______     ______        _______     ______
Total loans                                    64,672     100.00%        58,415     100.00%        48,668     100.00%
                                                          ______                    ______                    ______
     Less:
     Unearned and deferred (income)
          expense, net                           (499)                     (487)                     (447)
     Loans in process                          (1,186)                   (1,448)                   (2,634)
     Allowance for loan losses                   (452)                     (445)                     (362)
                                              _______                   _______                   _______
Net loans                                     $62,535                   $56,035                   $45,225
                                              _______                   _______                   _______

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1997, regarding the dollar amount of loans maturing in Home City's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                Due during the             Due 4-5        Due 6-10      Due 11-15     Due more than
                            year ending December 31,     years after    years after    years after    15 years after
                           __________________________
                           1998       1999       2000      12/31/97       12/31/97       12/31/97        12/31/97      Total
                           ____       ____       ____      ________       ________       ________        ________      _____
                                                               (Dollars in thousands)
Mortgage loans:
     Residential          $1,130     $  888     $  143      $  636         $4,151        $25,663         $10,789     $43,400
     Nonresidential          750        546        615          64          2,904          7,849           2,165      14,893
Consumer loans               302        269        188       1,156            825          1,461               0       4,201
Commercial loans              69          9         70          10            335              0               0         493
                          ______     ______     ______      ______         ______        _______         _______     _______
          Total loans     $2,251     $1,712     $1,016      $1,866         $8,215        $34,973         $12,954     $62,987
                          ======     ======     ======      ======         ======        =======         =======

     Of the loans due more than one year after December 31, 1997, loans with aggregate balances of $32.6 million have fixed rates of interest, and loans with aggregate balances of $28.1 million have adjustable interest rates.

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

     Home City has been originating adjustable-rate mortgage loans ("ARMs") for several years. ARMs are offered by Home City for terms of up to 30 years and with various alternative features. The interest rate adjustment periods on the ARMs are either one year, three years or a fixed rate for 5 to 10 years followed by one-year adjustment periods. The interest rate adjustments on ARMs presently originated by Home City are tied to changes in the weekly average yield on the one- and three-year U.S. Treasury constant maturities index, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date had been 1% with a maximum adjustment of 3% over the term of the loan, although Home City now offers an ARM with a 2% maximum adjustment at each adjustment date and a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Home City also offers ARMs on one- to four-family properties with a margin of 3.75% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan, respectively. Home City originates ARMs which have initial interest rates slightly lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is generally lower than industry standards and is considered in Home City's underwriting of any such loans with a one- to three-year adjustment period.

     The aggregate amount of Home City's one- to four-family residential real estate loans equaled approximately $40.4 million at December 31, 1997, and represented 62.48% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $291,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $217,000, or 0.54% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

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

     At December 31, 1997, loans secured by multifamily properties totaled approximately $2.8 million, or 4.26% of Home City's total loan portfolio, all of which were secured by property located within Home City's primary market area, and all of which were performing in accordance with their terms. The largest loan secured by a multifamily property had a balance at December 31, 1997, of approximately $648,000.

     Home Equity Loans. Home City offers home equity loans secured by first or second mortgages on one- to four-family residential real estate located in Clark County, Ohio, and adjacent counties. Such loans are made for various purposes, including home improvement, debt consolidation and consumer purchases. The interest rates on loans secured by such mortgages are adjustable, with a maximum combined LTV for the first and second mortgage of 100%.

     At December 31, 1997, home equity loans totaled approximately $1.6 million, or 2.40% of Home City's total loan portfolio. All of such loans were secured by property located within Home City's primary market area and all were performing in accordance with their terms. The balance of the largest single home equity loan was $120,000 at December 31, 1997.

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

     At December 31, 1997, Home City had a total of $10.3 million invested in nonresidential real estate loans, all of which were secured by property located within Home City's primary market area. Such loans comprised approximately 15.95% of Home City's total loans at such date. At such date, Home City had no nonresidential loans that were 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

     Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At December 31, 1997, Home City's nonresidential mortgage loans totaled 95.50% of Home City's tangible capital.

     Land Loans. Home City makes two varieties of land loans. Loans are made for the acquisition of land to be developed for construction. Such loans are usually made for relatively short periods of time, generally not more than three years, with fixed interest rates. Loans are also made to borrowers who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with fixed interest rates and terms of up to 15 years. Land loans are secured by the land being purchased with the loan proceeds and have maximum LTVs of 75 to 80%.

     At December 31, 1997, land loans totaled approximately $1.9 million, or 2.89% of Home City's total loan portfolio. The largest land loan at December 31, 1997, had a balance of approximately $421,000. All of such loans were secured by property located within Home City's primary market area, of which $30,000, or 1.62%, of total loans were more than 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

     Construction Loans. Home City makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates of interest and for terms of up to 15 years or adjustable rates of interest and terms up to 30 years. Most of the construction loans originated by Home City historically were made to owner-occupants for the construction of single-family homes by a general contractor.

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

     At December 31, 1997, a total of $3.1 million, or approximately 4.76% of Home City's total loans, consisted of construction loans. All of Home City's construction loans are secured by property located within Home City's primary market area, and the economy of such lending area has been relatively stable. At December 31, 1997, all of such loans were performing in accordance with their terms.

     Commercial Loans. Home City occasionally makes loans for commercial purposes. Such loans may be secured by nonresidential real estate or by assets of the borrower other than real estate, such as equipment or receivables. At December 31, 1997, Home City had nine commercial loans in the aggregate amount of $493,000, each of which was performing in accordance with its terms.

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

     At December 31, 1997, Home City had approximately $4.2 million, or 6.50% of its total loans, invested in consumer loans, and no such loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

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

     Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to various management officials for approval or rejection if the loan amount does not exceed
$400,000. If the loan amount exceeds $400,000, or if the application does not conform in all respects with Home City's underwriting guidelines, the application is submitted to the Executive Loan Committee or the Board of Directors for review and for final disposition. If a mortgage loan application is approved, an attorney's opinion of title is obtained on the title to the real estate which will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Home City as an insured mortgagee.

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

     The following table presents Home City's mortgage loan origination and participation activity for the periods indicated:

                                            Six months ended December 31,     Year ended June 30,
                                            _____________________________    _____________________
                                                 1997          1996            1997         1996

                                                              (Dollars in thousands)
Loans originated:
     One- to four-family residential <F1>      $ 7,238       $ 7,260         $14,872      $14,091
     Multifamily residential                       100           325             325          280
     Nonresidential                              3,298         1,399           2,451        2,210
     Commercial                                     74           369             546          133
     Consumer                                    1,737         1,631           2,975        1,797
     Loans Purchased                                --            --             374           --
                                               _______       _______         _______      _______

          Total loans originated                12,447        10,984          21,543       18,511
                                               _______       _______         _______      _______
Reductions:
     Principal repayments                       (5,643)       (5,754)        (10,902)      (9,287)
     Sales of loans                                 --            --              --       (2,760)
Increase (decrease) in other items, net <F2>      (304)          102             169         (199)
                                               _______       _______         _______      _______
          Net increase (decrease)              $ 6,500       $ 5,332         $10,810      $ 6,265
                                               =======       =======         =======      =======

[FN]
<F1>     Includes construction loans.

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

     Based on such limits, Home City was able to lend approximately $1.7 million to one borrower at December 31, 1997. The largest amount Home City had outstanding to one borrower at December 31, 1997, was $1.4 million. Such loans were secured by commercial and agricultural use properties. All of such loans were current at December 31, 1997.

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

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                At December 31,                                At June 30,
                           __________________________   __________________________________________________________
                                     1997                          1997                           1996
                           __________________________   ___________________________     __________________________
                                              Percent                       Percent                        Percent
                                             of total                      of total                       of total
                           Number   Amount     loans     Number   Amount     loans      Number   Amount     loans
                           ______   ______     _____     ______   ______     _____      ______   ______     _____
                                                           (Dollars in thousands)
Loans delinquent for <F1>:
     30-59 days              21     $  567      0.90%      26     $  667      1.18%       17     $  565      1.24%
     60-89 days              15        574      0.91        5         92      0.16         4        170      0.37
     90 days and over        15        259      0.41       19        382      0.68        14        247      0.54
                            ___     ______      ____      ___     ______      ____       ___     ______      ____
Total delinquent loans       51     $1,400      2.22%      50     $1,141      2.02%       35     $  982      2.15%
                            ===     ======      ====      ===     ======      ====       ===     ======      ====

-----------------------
[FN]
<F1>     The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

     The following table sets forth information with respect to the nonaccrual status of Home City's loans which are 90 days or more past due and other non-performing assets at the dates indicated:

                                                At December 31,        At June 30,
                                                _______________      ______________
                                                 1997      1996      1997      1996
                                                 ____      ____      ____      ____
                                                       (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
     Real estate:
          Residential                            $259        $132        $211        $247
          Nonresidential                           --          99         171          --
     Commercial                                    --          --          --          --
     Consumer                                      --          --          --          --
                                                 ____        ____        ____        ____
          Total non-performing loans              259         231         382         247

Real estate owned                                  --          --          --          --
                                                 ____        ____        ____        ____
          Total non-performing assets            $259        $231        $382        $247
                                                 ====        ====        ====        ====
          Total loan loss allowance              $452        $399        $445        $362

          Total non-performing assets as
            a percentage of total assets         0.36%       0.34%       0.55%       0.44%

Loan loss allowance as a percent
     of non-performing loans                   174.52%     172.73%     116.49%     146.56%

     During the fiscal year ended December 31, 1997, $6,000 in interest income was recognized and an additional $23,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 115. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms. For additional information, see Note D of the Notes to Financial Statements.

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

     The aggregate amount of Home City's classified assets at the dates indicated were as follows:

                                        At December 31,         At June 30,
                                        _______________       _______________
                                        1997       1996       1997       1996
                                        ____       ____       ____       ____
                                                (Dollars in thousands)
Classified assets:
     Substandard                        $377       $497       $438       $518
     Doubtful                             16         --         --         19
     Loss                                 77        101         81        102
                                        ____       ____       ____       ____
          Total classified assets       $470       $598       $519       $639
                                        ====       ====       ====       ====

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

     In addition to one- to four-family residential real estate loans, Home
City makes additional real estate loans including home equity, multifamily resid ential real estate, nonresidential real estate and construction loans. These loans are secured by property in Home City's lending area and also require the borrower to provide a down payment. Home City also makes commercial and consumer loans. Although these types of loans are considered to involve a higher degree of risk than loans secured by one- to four-family residential real estate, Home City has experienced charge-offs only from loans secured by one- to four-family residential real estate.

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

     The following table sets forth an analysis of Home City's allowance for loan losses for the periods indicated:

                                                            Six months ended
                                                               December 31,               Year ended June 30,
                                                            ___________________           ___________________
                                                            1997           1996           1997           1996
                                                            ____           ____           ____           ____
                                                                         (Dollars in thousands)
Balance at beginning of period                              $445           $362           $362           $319

Charge-offs                                                  (16)            --            (22)            (7)
Recoveries                                                    --             --             48             --
Provision for loan losses (charged to operations)             23             37             57             50
                                                            ____           ____           ____           ____
Balance at end of period                                    $452           $399           $445           $362
                                                            ====           ====           ====           ====
Ratio of net charge-offs (recoveries) to average net
     loans outstanding during the period                    0.03%          0.00%         (0.05)%         0.02%
Ratio of allowance for loan losses to total loans           0.72%          0.78%          0.79%          0.79%

     For the fiscal year ended December 31, 1997, $42,000 of the allowance for loan losses was allocated to loans secured by nonresidential real estate, $198,000 was allocated to loans secured by one- to four-family real estate, and $60,000 was allocated to consumer loans. For the fiscal year ended June 30, 1997, $67,000, of the allowance for loan losses was allocated to loans secured by nonresidential real estate, $220,000 was allocated to loans secured by one- to four-family real estate, and $35,000 was allocated to consumer loans. The allowance was unallocated for the fiscal year ended June 30, 1996.

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

     The following tables set forth the composition of Home City's mortgage-backed securities at the dates indicated:

                                       At December 31,                                   At June 30,
                                  ________________________        ________________________________________________________
                                             1997                            1997                            1996
                                  ________________________        ________________________        ________________________
                                  Amortized          Fair         Amortized          Fair         Amortized          Fair
                                     cost            value           cost            value           cost            value
                                     ____            _____           ____            _____           ____            _____
GNMA certificates                   $  703          $  700          $  754          $  730          $3,020          $2,946
FHLMC certificates                      --              --              --              --              26              29
                                    ______          ______          ______          ______          ______          ______
     Total mortgage-backed
         and related securities     $  703          $  700          $  754          $  730          $3,046          $2,975
                                    ======          ======          ======          ======          ======          ======

     The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Home City's mortgage-backed and related securities at December 31, 1997. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                   At December 31, 1997
                    _________________________________________________________________________________________________________
                                            After one          After five                            Total mortgage-backed
                    One year or less      to five years        to ten years     After ten years       securities portfolio
                    _________________   _________________   _________________   ________________   __________________________
                    Carrying  Average   Carrying  Average   Carrying  Average   Carrying Average   Carrying   Market  Average
                     value     yield     value     yield     value     yield     value    yield     value     value    yield
                     _____     _____     _____     _____     _____     _____     _____    _____     _____     _____    _____
                                                           (Dollars in thousands)
GNMA certificates    $  --      -- %     $  --      -- %     $ 183     6.69%     $ 517    6.87%     $ 700     $ 700    6.82%
FHLMC certificates      --      --          --      --          --       --         --      --         --        --      --
                     _____     ___       _____     ___       _____     ____      _____    ____      _____     _____    ____
     Total           $  --      -- %     $  --      -- %     $ 183     6.69%     $ 517    6.87%     $ 700     $ 700    6.82%
                     =====     ===       =====     ===       =====     ====      =====    ====      =====     =====    ====

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

     The following table sets forth information concerning Home City's investments at the dates indicated:

                                  At December 31,                                          At June 30,
                          ________________________________    _____________________________________________________________________
                                        1997                                1997                                 1996
                          ________________________________    _________________________________   _________________________________
                          Carrying  % of    Market   % of     Carrying  % of    Market    % of    Carrying   % of   Market    % of
                           value    Total    value   Total     value   Total     value    Total    value    Total    value    Total
                           _____    _____    _____   _____     _____   _____     _____    _____    _____    _____    _____    _____
                                                    (Dollars in thousands)
Interest-bearing
  demand deposits in
  other financial
  institutions            $   591   10.31%   $  591   10.32%  $ 1,397   13.19%  $ 1,397   13.20%  $   588   12.70%  $   588   12.72%
Federal funds sold            100    1.74       100    1.75       200    1.89       200    1.89       400    8.64       400    8.65
Time deposits in
    other financial
    institutions               23    0.40        18    0.31       361    3.41       353    3.34     1,061   22.91     1,053   22.78
Investment securities:
  U.S. government and
    federal agency
    securities              3,098   54.05     3,098   54.09     6,993   66.02     6,993   66.07       997   21.53       997   21.57
  Municipal
    securities<F1>            930   16.22       930   16.24       749    7.07       749    7.08       883   19.07       883   19.10
  Equity securities:
    FHLMC stock               503    8.78       503    8.78       420    3.97       420    3.97       270    5.83       270    5.84
    Investment in
      joint venture<F2>        29    0.51        29    0.51        29    0.27        29    0.27        18    0.39        18    0.39
    Service
      corporation<F3>          20    0.35        20    0.35        20    0.19        20    0.19        20    0.43        20    0.43
    FHLB stock                438    7.64       438    7.65       423    3.99       423    3.99       394    8.51       394    8.52
                          _______  ______   _______  ______   _______  ______   _______  ______   _______  ______   _______  ______
Total investments         $ 5,732  100.00%  $ 5,727  100.00%  $10,592  100.00%  $10,584  100.00%  $ 4,631  100.00%  $ 4,623  100.00%
                          =======  ======   =======  ======   =======  ======   =======  ======   =======  ======   =======  ======

------------------
[FN]
<F1>    Bonds issued by local school districts.

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

     The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City's investment securities at December 31, 1997:

                                                           At December 31, 1997
                                       ___________________________________________________________________
                                       One year or less     After one to five years      After five years
                                       _________________    _______________________      _________________
                                       Carrying  Average        Carrying  Average        Carrying  Average
                                        value     yield          value     yield          value     yield
                                        _____     _____          _____     _____          _____     _____
                                                            (Dollars in thousands)
Investment securities:
     U.S. government and federal
          agency securities             $1,498     5.61%         $1,600     5.94%         $   --       --%
     Municipal securities                  221     4.26             550     4.50             159     5.30
     Equity securities: <F1>
          FHLMC stock                       --       --              --       --             503     0.95
          Investment in joint venture       --       --              --       --              29       --
          Service corporation               --       --              --       --              20       --
          FHLB stock                        --       --              --       --             438     7.19
                                        ______     ____          ______     ____          ______     ____
Total investments                       $1,719     5.43%         $2,150     5.57%         $1,149     3.89%
                                        ======     ====          ======     ====          ======     ====
------------------

<F1>   By their nature, Equity securities have no maturity date.

                                              At December 31, 1997
                                   ___________________________________________
                                   Average                           Weighted-
                                     life    Carrying     Market      average
                                   in years    value       value       yield
                                   ________    _____       _____       _____
                                             (Dollars in thousands)
Investment securities:
     U.S. government and federal
          agency securities          1.06      $3,098      $3,098       5.78%
     Municipal securities            2.86         930         930       4.58%
     Equity securities                            990         990       3.66%
                                               ______      ______
          Total                                $5,018      $5,018
                                               ======      ======

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

     At December 31, 1997, Home City's certificates of deposit totaled $42.3 million, or 81.81% of total deposits. Of such amount, approximately $16.9 million in certificates of deposit mature within one year. Based on past experience and Home City's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB as an alternative to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:

                                        At December 31,                        At June 30,
                                       ___________________     ___________________________________________
                                             1997                    1997                    1996
                                       ___________________     ___________________     ___________________
                                                  Percent                 Percent                 Percent
                                                  of total                of total                of total
                                       Amount     deposits     Amount     deposits     Amount     deposits
                                       ______     ________     ______     ________     ______     ________
                                                            (Dollars in thousands)
Transaction accounts:
_____________________
Demand                                 $   763       1.48%     $   540       1.08%     $   302       0.64%
NOW accounts <F1>                          774       1.50          675       1.34          395       0.84
Passbook savings accounts <F2>           7,863      15.21        7,863      15.66        9,561      20.27
                                       _______     ______      _______     ______      _______     ______
     Total transaction accounts          9,400      18.19        9,078      18.08       10,258      21.75

Certificates of deposit:
________________________
     4.01 - 6.00%                       14,742      28.52       16,027      31.91       15,810      33.51
     6.01 - 8.00%                       27,547      53.29       25,120      50.01       21,106      44.74
                                       _______     ______      _______     ______      _______     ______
     Total certificates of deposit      42,289      81.81       41,147      81.92       36,916      78.25
                                       _______     ______      _______     ______      _______     ______
Total deposits <F3>                    $51,689     100.00%     $50,225     100.00%     $47,174     100.00%
                                       =======     ======      =======     ======      =======     ======

------------------
[FN]
<F1>     Home City's weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At December 31, 1997 and June 30, 1997 and 1996, the weighted-average rates on NOW accounts were 1.83%, 1.73%, and 1.71%, respectively.

<F2>     Home City's weighted-average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook accounts was 2.31%, 2.45%, and 2.58%, at December 31, 1997 and June 30, 1997 and 1996, respectively.

<F3>     IRAs are included in the various certificates of deposit balances.
         IRAs totaled $6.4 million, $6.0 million, and $5.5 million as of December 31, 1997 and June 30, 1997 and 1996.

     The following table shows rate and maturity information for Home City's certificates of deposit as of December 31, 1997:

                                                             Amount Due
                                       ________________________________________________________
                                                    Over        Over
                                        Up to     1 year to  2 years to      Over
                  Rate                  1 year     2 years     3 years      3 years     Total
                  ____                 _______     _______     _______      _______     _______
                                                       (Dollars in thousands)
              4.01 - 6.00%             $12,315     $ 2,258     $   164      $     6     $14,743
              6.01 - 8.00%               4,541       7,400      14,715          890      27,546
                                       _______     _______     _______      _______     _______
     Total certificates of deposit     $16,856     $ 9,658     $14,879      $   896     $42,289
                                       =======     =======     =======      =======     =======

     The following table presents the amount of Home City's certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 1997:

       Maturity                           Amount
       ________                           ______
                                 (Dollars in thousands)
Three months or less                      $  605
Over 3 months to 6 months                  1,981
Over 6 months to 12 months                 1,074
Over 12 months                             4,219
                                          ______
     Total                                $7,879
                                          ======

          The following table sets forth Home City's deposit account balance activity for the periods indicated:

                             Six months ended December 31,      Year ended June 30,
                             _____________________________      ___________________
                                   1997        1996              1997        1996
                                   ____        ____              ____        ____
                                            (Dollars in thousands)
Beginning balance                $50,225     $47,174           $47,174     $40,936

Deposits                          20,458      10,097            28,783      42,110
Withdrawals                      (20,437)     (9,043)          (28,418)    (38,242)
                                 _______     _______           _______     _______
Net increase (decrease) before
     interest credited                21       1,054               365       3,868

Interest credited                  1,443       1,331             2,686       2,370
                                 _______     _______           _______     _______
Ending balance                   $51,689     $49,559           $50,225     $47,174
                                 =======     =======           =======     =======
     Net increase                $ 1,464     $ 2,385           $ 3,051     $ 6,238

     Percentage increase            2.91%       5.06%             6.47%      15.24%

     Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 1997, Home City was in compliance with the QTL Test.

     Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:

                                               Six months ended December 31,     Year ended June 30,
                                               _____________________________     ___________________
                                                      1997        1996             1997        1996
                                                      ____        ____             ____        ____
                                                                (Dollars in thousands)
Average balance outstanding                         $ 4,452     $ 3,050          $ 3,564     $ 2,582

Maximum amount outstanding at any month end
     during the period                                5,712       4,155            5,108       3,564

Balance outstanding at end of period                  5,712       4,101            5,108       2,903

Weighted average interest rate during the period       6.39%       6.62%            6.50%       6.66%

Weighted average interest rate at end of period        6.24%       6.49%            6.29%       6.49%

Subsidiaries

          Home City owns all of the outstanding shares of Homciti Service Corp., an Ohio corporation ("Homciti"). Homciti owns common stock in Intrieve, Incorporated ("Intrieve"), a data processing company which services Home City, and an 0.875% ownership interest in a joint venture which owns the Springfield Inn, a local hotel. At December 31, 1997, the aggregate value of the Intrieve stock and the joint venture investment equaled approximately $49,000.

Competition

     Home City competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Home City competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Home City competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Three savings associations, seven banks and seven credit unions have offices in Clark County. At June 30, 1997, Home City had approximately 3.98% of all financial institution deposits in Clark County.

     The size of financial institutions competing with Home City is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Home City.

Personnel

     As of December 31, 1997, Home City had fifteen full-time employees and one part-time employee. Home City believes that relations with its employees are good. Home City offers health and life insurance benefits. None of the employees of Home City is represented by a collective bargaining unit.

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

     The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Home City does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Home City's core
capital ratio at December 31, 1997, was 15.20%.   For information concerning
Home City's capital, see "ITEM SIX. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City's capital at December 31, 1997, met the standards for the highest level, a " well-capitalized association".

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

     Liquidity. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet its liquidity requirements. The eligible liquidity of Home City, as computed under current regulations, at December 31, 1997, was approximately $4.0 million, or 7.3%.

     Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as QTIs, which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Uner this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTIs on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the association assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company will be subject to certain operating restrictions. A savings association that fails to meet the QTL Test will not be eligible for FHLB advances to the fullest possible extent. See "Federal Home Loan Banks." At December 31, 1997, Home City had QTIs equal to approximately 80.1% of its total portfolio assets.

     Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of such association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Based on such limits, Home City was able to lend up to $1,688,000 to one borrower at December 31, 1997. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." See "Description of Business - Lending Activities."

     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at December 31, 1997.

     Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Home City was in compliance with these requirements and restrictions at December 31, 1997.

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

     HCFC is a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies which may engage in commercial, securities and insurance activities without limitation. Congress is considering, however, either limiting unitary savings and loan holding companies to the same activities as other financial institution holding companies or permitting certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. HCFC cannot predict if and in what form these proposals might become law. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1997, Home City met the QTL Test. See "Qualified Thrift Lender Test."

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

     The OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

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

     Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy associations effective in mid-1995.

     Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits were required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, the cost of prior thrift failures is now being shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks in 1998 are $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1998 are $.064 per $100 in deposits.

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

FRB Regulations

     Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $47.8 million (subject to an exemption of up to $4.7 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $47.8 million. These percentages are subject to adjustment by the FRB. At December 31, 1997, Home City was in compliance with its reserve requirements.

Federal Home Loan Banks

     The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $438,000 at December 31, 1997.

     FHLB advances to members such as Home City who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 1997, Home City's maximum limit on advances was approximately $8.8 million. The granting of advances is subject also to the FHLB's collateral and credit underwriting guidelines.

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

Taxation

     Federal Taxation. HCFC is subject to the federal tax laws and regulations which apply to corporations generally. Home City is also subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, HCFC and Home City may be subject to alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Although the Taxpayers Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. HCFC's average gross receipts for the three years ending December 31, 1997, is $5 million.

     Certain thrift institutions such as Home City were, prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable to those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

     Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1993, 1992 and 1991, Home City used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

     The Small Business Jobs Protection Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge-off method.

     A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustments under Section 481(a) of the Code required to be recaptured with respect to such change generally will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable-year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, like Home City, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

     The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Jobs Protection Act, which require recapture in the case of certain excessive distributions to shareholders
 . The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home
City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Home City's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December
31, 1997, Home City's pre-1988 reserves for tax purposes totaled approximately $1.1 million. Home City believes it had approximately $4.4 million of accumulated earnings and profits for tax purposes as of December 31, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.

     The tax returns of Home City have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Home City.

     Ohio Taxation. HCFC is subject to the Ohio corporation franchise tax, which, as applied to HCFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of compu ted Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

     A special litter tax is also applicable to all corporations, including HCFC, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

     Ohio corporation franchise tax law is scheduled to change markedly as a consequence of legislative reforms enacted July 1, 1997. Tax liability, however, continues to be measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. The minimum tax will still be $50 per year and maximum tax liability as measured by net worth will be limited to $150,000 per year. The special litter taxes remain in effect. Various other changes in the tax law may affect HCFC.

     Home City is a "financial institution" for State of Ohio tax purposes.
As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Home City's book net worth determined in accordance with GAAP, less any statutory deductions. This rate is scheduled to decrease in each of the years 1999 and 2000. As a "financial institution," Home City is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

     The following table sets forth certain information at December 31, 1997, regarding the ownership by Home City of the land, building, and improvements at 63 West Main Street, Springfield, Ohio, the office of Home City:

              Year                   Square                     Net
            acquired                 footage                book value <F1>
            ________                 _______                __________
              1975                    5,839                  $362,000

------------------
[FN]
<F1>   At December 31, 1997, Home City's properties and equipment had a total net book value of $493,000. For additional information regarding Home City's properties and equipment, see Notes A and E of Notes to Financial Statements.


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

     Neither Home City nor HCFC is presently involved in any other legal proceedings of a material nature. From time to time, Home City is party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home City.


ITEM 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                   PART II


ITEM 5. Market for Common Equity and Related Stockholder Matters

     There were 904,590 common shares of HCFC outstanding on December 31, 1997, held of record by approximately 339 shareholders. Price information with respect to HCFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "HCFC." The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below. HCFC declared a cash dividend of $0.08 per share on each of March 18, 1997, May 20, 1997, and August 18, 1997, as well as $0.09 per share on October 20,1997.

      March 31, 1997     June 30, 1997     September 30, 1997      December 31, 1997
      ______________     _____________     __________________      _________________
High     $14.250            $14.438             $16.250                 $18.500
Low      $12.000            $12.750             $14.188                 $15.250

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

ITEM 6. Management's Discussion and Analysis or Plan of Operation

General

     Home City Federal Savings Bank of Springfield ("Home City" or the "Company") converted from a mutual federal savings bank to a stock federal savings bank (the "Conversion") on December 30, 1996. In connection with the Conversion, 952,200 common shares of Home City Financial Corporation ("HCFC" or the "Corporation") were sold, generating net proceeds of $8.3 million after Conversion expenses. Of this amount, $4.6 million was utilized to purchase 100% of the common stock of the Company, and the balance was utilized to purchase investments, loan funds to the Home City Financial Corporation Employee Stock Ownership Plan (the "ESOP"), and for other purposes.

     At the time of the Conversion the fiscal year end for both HCFC and Home City was June 30. In December 1997 the Board of Directors resolved that the fiscal year end of Home City Financial Corporation be changed to December 31
from June 30.   The following discussion and analysis of the financial
condition and results of operations of HCFC and Home City should be read in conjunction with and with reference to the consolidated financial statements, and the notes thereto, presented in the Annual Report. Unaudited consolidated financial statements for the six-month period ended December 31, 1996, have been included in the Annual Report for comparison purposes.

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

     Without limiting the generality of the foregoing, some of the statements in the referenced sections of this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

     1. Management's determination of the amount of the allowance for loan losses as set forth under the captions "Financial Condition," "Comparison of Results of Operations for the Six Months Ended December 31, 1997 and 1996," and "Comparison of Results of Operations for the Fiscal Years Ended June 30, 1997 and 1996;"

     2. Management's discussion of the liquidity of Home City's assets and the regulatory capital of Home City as set forth under "Liquidity and Capital Resources;"

     3. Management's analysis of the interest rate risk of Home City as set forth under "Asset and Liability Management;" and

     4. The discussion of the anticipated effect of legislation that may be enacted as set forth under "Impact of Pending Legislation."

Financial Condition

     The Corporation's consolidated total assets amounted to $71.9 million at December 31, 1997, an increase of $1.9 million, or 2.70%, over the $70.0 million in total assets at June 30, 1997. Such increase in assets was funded primarily by the $1.5 million net increase in deposits, $604,000 net increase in advances from the Federal Home Loan Bank (the "FHLB"), and undistributed net earnings of $341,000.

     Cash and cash equivalents, time deposits and investment securities totaled $6.6 million at December 31, 1997, a decrease of $4.5 million, or 40.66%, under June 30, 1997 levels. During the six months ended December 31, 1997, $3.6 million of investment securities matured, which consisted primarily of U.S. government obligations totaling $500,000, U. S. federal agency obligations totaling $3.0 million, and tax-free securities totaling $70,000. The proceeds were used primarily to fund the increased demand for loans and the repurchase of common shares.

     Mortgage-backed securities totaled $700,000 at December 31, 1997, a decrease of $30,000 from June 30, 1997. Due to the composition of the mortgage-backed securities portfolio coupled with the current loan demand, no additional purchases were made.

     Loans receivable totaled $63.0 million at December 31, 1997, an increase of $6.5 million, or 11.52%, from the $56.5 million total at June 30, 1997. During the six months ended December 31, 1997, loan disbursements amounted to $12.4 million. Such disbursements were partially offset by principal repayments of $5.6 million.

     Home City's allowance for loan losses totaled $452,000 at December 31, 1997, which represented 0.72% of total loans and 174.52% of non-performing loans. At June 30, 1997, the allowance for loan losses totaled $445,000, which represented 0.79% of total loans and 116.49% of non-performing loans.

     Non-performing loans amounted to $259,000 and $382,000 at December 31, 1997 and June 30, 1997, respectively, and represented 0.36% and 0.55% of total assets at each date. The decrease in six months ended December 31, 1997 was due primarily to $230,000 in loans that were paid off, plus $123,000 in loans that became classified as non-performing, less $15,000 in loans that became classified as performing and $1,000 in principal reductions, for a net reduction of $123,000. All loans classified as non-performing at December 31, 1997, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold or foreclosure action was being initiated. Although management believes that its allowance for loan losses at December 31, 1997, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods, which could affect the Corporation's results of operations.

     Deposits totaled $51.7 million at December 31, 1997, an increase of $1.5 million, or 2.91%, from $50.2 million at June 30, 1997. The increase is consistent with the deposit growth trends that the Company has been experiencing over the past several years net of the funds on deposit utilized by customers to purchase common shares of HCFC in the Conversion. Home City has generally not engaged in sporadic increases or decreases in interest rates paid or offered the highest rates available in its deposit market. Advances from the FHLB increased from $4.1 million at December 31, 1996, to $5.7 million at December 31, 1997, an increase of 39.28%, as advances were used to fund loan originations.

Comparison of Results of Operations for the Six Months Ended December 31, 1997 and 1996

     The following discussion and analysis of the results of operations of HCFC and Home City should be read in conjunction with and with reference to the consolidated financial statements, and the notes thereto, presented in the Annual Report. Due to the change in fiscal year ends from June 30 to December 31, the following focuses on the comparison of the results of operations for the six-month periods ended December 31, 1997 and 1996. The unaudited consolidated financial statements for the six-month period ended December 31, 1996, have been included in the Annual Report for comparative purposes.

     General . Net income for the six months ended December 31, 1997, amounted to $494,000, an increase of $311,000, or 169.95%, over the $183,000 recorded in the same six-month period ended December 31, 1996. The overall increase in net interest income reflects primarily management's deployment of the net proceeds from the Conversion. The increase in net income resulted primarily from a $453,000 increase in net interest income, and a $14,000 decrease in the provision for loan losses, which was partially offset by a $16,000 increase in noninterest expense, and a $140,000 increase in federal income tax expense.

     Net Interest Income. Net interest income totaled $1.5 million for the six months ended December 31, 1997, an increase of $453,000, or 42.30%, over the $1.1 million recorded in the same six-month period in 1996. Interest income on loans increased by $578,000, or 25.70%, during the six months ended December 31, 1997 due primarily to an increase in the average balance of the loans outstanding of $11.9 million, or 24.63%, coupled with an 8 basis point (100 basis points equals one percent) increase in yield from 9.29% in the six-month period in 1996 to 9.37% in 1997. Interest income on mortgage-backed securities decreased by $75,000, or 76.53%, due primarily to a $2.2 million, or 74.69%, decrease in the average balance of mortgage-backed securities outstanding, coupled with a decrease in the weighted-average yield period-to-period, from 6.76% in 1996 to 6.34% in 1997. Interest income on investment securities increased by $97,000, or 119.75%, for the six months ended December 31, 1997, compared to the same period in 1996, as the average balance increased by $3.5 million year to year and the related yield decreased by 84 basis points to 6.08% in 1997. Interest income on interest-bearing demand deposits in other banks, federal funds sold, and time deposits decreased by $3,000, $13,000, and $33,000, respectively, for the six months ended December 31, 1997, compared to the same six-month period in 1996. The average balance of interest-bearing demand deposits decreased $120,000, or 15.98%. The average balance invested in federal funds sold decreased by $556,000, or 64.20%, compared to 1996, while the average balance of time certificates decreased $882,000, or 72.77%. The yield on interest-bearing deposits decreased 15 basis points to 4.72%, while the yield on federal funds sold increased 34 basis points to 5.45% and the time deposit yield decreased 215 basis points to 4.45%.

     Interest expense on deposits increased by $57,000, or 4.27%, for the six months ended December 31, 1997, due primarily to an increase in the average balance of deposits outstanding of $1.6 million, or 3.29%, coupled with an increase in the weighted-average rate paid from 5.46% for the six months ended December 31, 1996, to 5.51% in the same six months in 1997. Interest expense on FHLB advances increased by $41,000, or 40.59%, primarily due to an increase in the average balance of advances outstanding of $1.4 million, or 45.97%, partially offset by a decrease in weighted-average rate from 6.61% during the six months ended December 31, 1996 to 6.39% in the same six months in 1997.

     As a result of the foregoing changes in interest income and interest expense, the net interest rate spread increased by 4 basis points, to 3.39% for the six months ended December 31, 1997, as compared to 3.35% for the six months ended December 31, 1996, while the net interest margin increased by 68 basis points to 4.47% for the six months ended December 31, 1997.

     Provision for Loan Losses. Home City maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting practices ("GAAP"). The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of Home City's loan portfolio, the economy, changes in real estate values and interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 1997. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

     Home City had net charge-offs of $16,000 during the six months ended December 31, 1997, net recoveries of $26,000 during the fiscal year ended June 30, 1997 and net charge-offs of $7,000 during the fiscal year ended June 30, 1996. Home City's charge-off history is a product of a variety of factors, including Home City's underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate make up 93% of Home City's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate make up 65% of total loans at December 31, 1997. Such loans typically present less risk to a lender than loans which are not secured by real estate. Substantially all of Home City's loans are secured by properties in its primary market area. The provision for loan losses was $23,000 and $37,000 for the six months ended December 31, 1997 and 1996, respectively. The provision for loan losses was $57,000 and $50,000 for the fiscal years ended June 30, 1997 and 1996, respectively. The ratio of non-performing loans to total loans decreased to 0.41% in the six months ended December 31, 1997 from 0.45% in the same six-month period in 1996, and increased from 0.54% in the fiscal year ended June 30, 1996 to 0.68% in the fiscal year ended June 30, 1997. At December 31, 1997, and 1996, respectively, Home City had ratios of allowance for loan losses to total loans of 0.72% and 0.78%, and ratios of allowance for loan losses to non-performing loans of 174.52% and 172.73%. Due to such ratios of non-performing loans to total loans, historical charge-offs, delinquency history, and the addition of consumer installment lending the provisions of $23,000 and $37,000 made in the six-month periods ended December 31, 1997 and 1996, were deemed appropriate by management to absorb reasonably foreseeable loan losses.

     Noninterest Income. Noninterest income totaled $35,000 for the six months ended December 31, 1997, the same as for the six months ended December 31, 1996. Service charges on deposit accounts and security gains increased $1,000 each while income from life insurance decreased $4,000. A $2,000 increase was also experienced in other income compared to the same six-month period ended December 31, 1996.

     Noninterest Expense. Noninterest expense increased by $16,000, or 1.92%, to a total of $850,000 for the six months ended December 31, 1997, as compared to same six-month period in 1996. The increase resulted primarily from a $201,000 increase in salary and benefit expense, and a $64,000 increase in professional fees (legal, accounting and examination fees). Conversely, a significant decrease was noted in the FDIC deposit insurance expense and assessments. During the third calendar quarter of 1996 the Company was subject to a "Special SAIF Assessment" (a deposit insurance assessment paid as a result of legislation enacted to recapitalize the Savings Association Insurance Fund) equal to $263,000. In addition, franchise taxes increased by $48,000 during the six months ended December 31, 1997, compared to the same period in 1996. The increase in salaries and employee benefits resulted primarily from costs associated with staff additions, the Home City Financial Corporation Employee Stock Ownership Plan, and normal merit increases for existing employees. The increase in noninterest expense was due primarily to additional taxes, professional fees and printing, and other expenses related to the reporting requirements of a public company.

     Federal Income Taxes. The provision for federal income taxes totaled $192,000 for the six months ended December 31, 1997, an increase of $140,000, or 269.23%, from the $52,000 provision recorded for the same period in 1996. HCFC's effective tax rate increased from 22.13% for the six months ended December 31, 1996 to 28.00% in fiscal 1997 which was primarily the result of tax-exempt income from investments and deferred loan costs.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 1997 and 1996

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

     Provision for Loan Losses. Home City had net recoveries of $26,000 during the fiscal year ended June 30, 1997, and net charge-offs of $7,000 during the fiscal year ended June 30, 1996. Home City's charge-off history is a product of a variety of factors, including Home City's underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate made up 93% of Home City's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate made up 65% of total loans at June 30, 1997. Such loans typically present less risk to a lender than loans which are not secured by real estate. Substantially all of Home City's loans are secured by properties in its primary market area. The provision for loan losses was $57,000 and $50,000 for the fiscal years ended June 30, 1997 and 1996, respectively. The ratio of non-performing loans to total loans increased to 0.68% in fiscal 1997 from 0.54% in fiscal 1996. At June 30, 1997 and 1996, Home City had a ratio of allowance for loan losses to total loans of 0.79%, and ratios of allowance for loan losses to non-performing loans of 116.49% and 146.56%. Due to such ratios of non-performing loans to total loans, historical charge-offs, delinquency history, and the addition of consumer installment lending, the provisions of $57,000 and $50,000 made in 1997 and 1996, were deemed appropriate by management to absorb reasonably foreseeable loan losses.

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

Yields Earned and Rates Paid

     The following tables present certain information relating to HCFC's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of customer deposits and FHLB advances for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average monthly balance of interest-earning assets or customer deposits and FHLB advances, respectively, for the years presented. Average balances are derived from daily balances, which included nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

                                                                   Six months ended December 31,
                                                 ______________________________________________________________
                                                               1997                             1996
                                                 _____________________________    _____________________________
                                                   Average   Interest               Average   Interest
                                                 outstanding  earned/   Yield/    outstanding  earned/   Yield/
                                                   balance     paid      rate       balance     paid      rate
                                                   _______     ____      ____       _______     ____      ____
                                                                      (Dollars in thousands)
Interest-earning assets:
     Interest-bearing demand deposits              $   631    $   15     4.72%      $   751    $   18     4.87%
     Federal funds sold                                310         9     5.45           866        22     5.11
     Time deposits                                     330         7     4.45         1,212        40     6.60
     Investment securities                           5,872       178     6.08         2,341        81     6.92
     Mortgage-backed and related securities            730        23     6.34         2,884        98     6.76
     Loans receivable <F1>                          60,327     2,827     9.37        48,404     2,249     9.29
                                                   _______    ______                _______    ______
          Total interest-earning assets             68,200     3,059     8.97        56,458     2,508     8.88

Noninterest-earning assets:
     Cash and due from banks                           646                              576
     Less: Allowance for loan losses                  (453)                            (340)
     Properties and equipment                          499                              488
     Other non-earning assets                        1,188                            1,636
                                                   _______                          _______
          Total assets                             $70,080                          $58,818
                                                   =======                          =======
Interest-bearing liabilities:
     NOW accounts                                  $   409    $    4     1.83       $   251    $    2     1.72
     Money market accounts                             379         7     3.48           165         3     3.37
     Passbook accounts                               7,799        90     2.31         9,768       122     2.50
     Certificates of deposit                        41,940     1,292     6.16        38,734     1,209     6.24
                                                   _______    ______                _______    ______
          Total deposits                            50,527     1,393     5.51        48,918     1,336     5.46

     FHLB advances                                   4,452       142     6.39         3,050       101     6.61
                                                   _______    ______                _______    ______
          Total interest-bearing liabilities        54,979     1,535     5.58        51,968     1,437     5.53

Noninterest-bearing liabilities                      1,343                            1,362
                                                   _______                          _______
          Total liabilities                         56,322                           53,330

Unrealized gain on securities                          277                              161
Additional paid-in capital                           9,095                                0
Treasury stock                                        (711)                               0
Common shares acquired by ESOP                        (749)                               0
Common shares acquired by RRP                          (20)                               0
Retained earnings                                    5,866                            5,327
                                                   _______                          _______
Total liabilities and shareholders' equity         $70,080                          $58,818
                                                   =======                          =======
Net interest income; net interest rate spread                 $1,524     3.39%                 $1,071     3.35%
                                                              ======   ======                  ======   ======
Net interest margin (net interest income as a
     percent of average interest-earning assets)                         4.47%                            3.79%
                                                                       ======                           ======
Average interest-earning assets to interest-
     bearing liabilities                                               124.05%                          108.64%
                                                                       ======                           ======

------------------
[FN]
<F1>   Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

                                                                        Year ended June 30,
                                                 _____________________________________________________________
                                                               1997                             1996
                                                 ____________________________     ____________________________
                                                   Average   Interest               Average   Interest
                                                 outstanding  earned/  Yield/     outstanding  earned/  Yield/
                                                   balance     paid     rate        balance     paid     rate
                                                   _______     ____     ____        _______     ____     ____
                                                                    (Dollars in thousands)
Interest-earning assets:
     Interest-bearing demand deposits              $   899    $   43     4.78%      $   648    $   32     4.89%
     Federal funds sold                                763        39     5.13           682        37     5.39
     Time deposits                                   1,785       102     5.72           691        24     3.48
     Investment securities                           4,655       259     5.55         1,868       111     5.96
     Mortgage-backed and related securities          1,989       134     6.74         3,368       209     6.19
     Loans receivable <F1>                          51,373     4,734     9.22        43,702     4,094     9.37
                                                   _______    ______                _______    ______
          Total interest-earning assets             61,464     5,311     8.64        50,959     4,507     8.84

Noninterest-earning assets:
     Cash and due from banks                           628                              561
     Less: Allowance for loan losses                  (387)                            (314)
     Properties and equipment                          488                              481
     Other non-earning assets                        1,499                              734
                                                   -------                          _______
          Total assets                             $63,692                          $52,421
                                                   =======                          =======
Interest-bearing liabilities:
     NOW accounts                                  $   270    $    5     1.73       $   146    $    2     1.71
     Money market accounts                             223         8     3.37            19         1     2.92
     Passbook accounts                               8,825       216     2.45         9,732       251     2.58
     Certificates of deposit                        39,567     2,458     6.21        34,225     2,116     6.18
                                                   _______    ______                _______    ______
          Total deposits                            48,884     2,686     5.50        44,122     2,370     5.37

     FHLB advances                                   3,564       232     6.50         2,586       172     6.64
                                                   _______    ______                _______    ______
          Total interest-bearing liabilities        52,449     2,918     5.56        46,708     2,542     5.44

Noninterest-bearing liabilities                      1,369                              525
                                                   _______                          _______
          Total liabilities                         53,818                           47,233

Unrealized gain on securities                          183                              140
Additional paid-in capital                           4,505                               --
Common shares acquired by ESOP                        (378)                              --
Retained earnings                                    5,564                            5,048
                                                   _______                          _______
Total liabilities and shareholders' equity         $63,692                          $52,421
                                                   =======                          =======
Net interest income; net interest rate spread                 $2,393     3.08%                 $1,965     3.40%
                                                              ======   ======                  ======   ======
Net interest margin (net interest income as a
     percent of average interest-earning assets)                         3.89%                            3.86%
                                                                       ======                           ======
Average interest-earning assets to interest-
     bearing liabilities                                               117.19%                          109.10%
                                                                       ======                           ======

------------------
[FN]
<F1>   Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

     The tables below describe the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected HCFC's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate),
(ii) changes in rate (change in rate multiplied by prior year volume) and
(iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:

                                                                  Six months ended December 31,
                                                                  _____________________________
                                                          1997 vs. 1996                   1996 vs. 1995
                                                   ___________________________     __________________________
                                                      Increase                        Increase
                                                     (decrease)                      (decrease)
                                                        due to                          due to
                                                   ________________                _______________
                                                   Volume      Rate      Total     Volume     Rate      Total
                                                   ______      ____      _____     ______     ____      _____
                                                                     (Dollars in thousands)
Interest income attributable to:
     Interest-bearing demand deposits               $  (3)    $  --      $  (3)    $   1     $  --      $   1
     Federal funds sold                               (15)        1        (14)        7        (3)         4
     Time deposits                                    (29)       (4)       (33)       14        20         34
     Investment securities                            123       (25)        98        18         6         24
     Mortgage-backed and related securities           (73)       (2)       (75)      (18)       15         (3)
     Loans receivable                                 553        25        578       299        (9)       290
                                                    _____     _____      _____     _____     _____      _____
          Total interest income                       556        (5)       551       321        29        350
                                                    _____     _____      _____     _____     _____      _____
Interest expenses attributable to:
     NOW accounts                                       2        --          2         1        --          1
     Money market accounts                              4        --          4        --         3          3
     Passbook savings accounts                        (25)       (7)       (32)       (2)       (9)       (11)
     Certificates of deposit                          100       (17)        83       206        (8)       198
     Borrowed funds                                    46        (5)        41        11        (1)        10
                                                    _____     _____      _____     _____     _____      _____
          Total interest expense                      127       (29)        98       216       (15)       201
                                                    _____     _____      _____     _____     _____      _____
     Increase (decrease) in net interest income     $ 429     $  24      $ 453     $ 105     $  44      $ 149
                                                    =====     =====      =====     =====     =====      =====
                                                                         Years ended June 30,
                                                                         ____________________
                                                            1997 vs. 1996                  1996 vs. 1995
                                                   ___________________________    ___________________________
                                                       Increase                       Increase
                                                      (decrease)                     (decrease)
                                                        due to                         due to
                                                   ________________               ________________
                                                   Volume      Rate      Total    Volume      Rate      Total
                                                   ______      ____      _____    ______      ____      _____
                                                                       (Dollars in thousands)
Interest income attributable to:
     Interest-bearing demand deposits               $  12     $  (1)     $  11     $  18     $  (3)     $  15
     Federal funds sold                                 4        (2)         2       (26)       --        (26)
     Time deposits                                     38        40         78        16         2         18
     Investment securities                            166       (18)       148       (44)       24        (20)
     Mortgage-backed and related securities           (85)       10        (75)      (40)      (25)       (65)
     Loans receivable                                 719       (79)       640       816       (66)       750
                                                    _____     _____      _____     _____     _____      _____
          Total interest income                       854       (50)       804       740       (68)       672
                                                    _____     _____      _____     _____     _____      _____
Interest expenses attributable to:
     NOW accounts                                       2        --          2         2        --          2
     Money market accounts                              6         1          7         1        --          1
     Passbook savings accounts                        (23)      (12)       (35)      (91)      (53)      (144)
     Certificates of deposit                          330        12        342       491       185        676
     Borrowed funds                                    65        (5)        60        63         2         65
                                                    _____     _____      _____     _____     _____      _____
          Total interest expense                      380        (4)       376       466       134        600
                                                    _____     _____      _____     _____     _____      _____
     Increase (decrease) in net interest income     $ 474     $ (46)     $ 428     $ 274     $(202)     $  72
                                                    =====     =====      =====     =====     =====      =====

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

     At December 31, 1997, 2% of the discounted present value of Home City's assets was approximately $1.5 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis points decrease) was $880,000 at December 31, 1997, Home City would not have been required to deduct from its capital in determining whether Home City met its risk-based capital requirement.

     Presented below, as of December 31, 1997, is an analysis of Home City's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City's strong capital position.

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

                                                     At December 31, 1997
                                                    _______________________
     Change in interest rate     Board limit        $ change       % change
         (basis points)           % change           in NPV         in NPV
     _______________________     ___________        ________       ________
                                              (Dollars in thousands)
              +400                  (70)%           $(2,169)          (17)%
              +300                  (55)             (1,493)          (11)
              +200                  (35)               (880)           (7)
              +100                  (17)               (358)           (3)
                 0                    0                   0             0
              -100                   17                 191             1
              -200                   35                 403             3
              -300                   55                 703             5
              -400                   70               1,102             8

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

     Home City's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the periods presented:

                                                        Six months ended
                                                           December 31,        Year ended June 30,
                                                           ____________        ___________________
                                                         1997        1996        1997        1996
                                                         ____        ____        ____        ____
                                                                  (Dollars in thousands)
Net income                                             $   494     $   183     $   577     $   514
Adjustments to reconcile net income to net cash
     from operating activities                             314         345          52          29
                                                       _______     _______     _______     _______
Net cash provided by operating activities                  808         528         629         543
Net cash provided by (used in) investing activities     (2,483)     (4,487)    (13,843)     (7,585)
Net cash provided by (used in) financing activities      1,135      11,955      13,429       6,508
                                                       _______     _______     _______     _______
Net change in cash and cash equivalents                   (540)      7,996         215        (534)
Cash and cash equivalents at beginning of period         2,058       1,843       1,843       2,377
                                                       _______     _______     _______     _______
Cash and cash equivalents at end of period             $ 1,518     $ 9,839     $ 2,058     $ 1,843
                                                       =======     =======     =======     =======

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

     OTS regulations presently require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of Home City's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 1997, Home City's regulatory liquidity ratio was 7.30%. At such date, Home City had commitments to originate loans totaling $3.2 million and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet itort- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially. See Note O of the Notes to Consolidated Financial Statements.

     Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "REGULATION - OTS Regulations -- Regulatory Capital Requirements." Home City exceeded all of its capital requirements at December 31, 1997, June 30, 1997 and June 30, 1996.

     Savings associations are required to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital less intangible assets.

     "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of the association's total assets. The OTS has proposed to increase such requirement from 4% to 5%, except for those associations with the highest examination rating and acceptable levels of risk.

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $452,000 at December 31, 1997.

     The following table summarizes Home City's regulatory capital requirements and actual capital (see Note L of the Notes to Consolidated Financial Statements for a reconciliation of capital under GAAP and regulatory capital amounts) at December 31, 1997:

                                                                   Excess of actual
                                                                 capital over current
                        Actual capital      Current requirement        requirement      Applicable
                       _________________    ___________________     _________________
                       Amount    Percent      Amount   Percent      Amount    Percent   asset total
                       ______    _______      ______   _______      ______    _______   ___________
                                                (Dollars in thousands)
Tangible capital      $10,801     15.20%     $ 1,066     1.50%     $ 9,735     13.70%      $71,068
Core capital           10,801     15.20        2,132     3.00        8,669     12.20        71,068
Risk-based capital     11,253     26.59        3,386     8.00        7,867     18.59        42,321

     At December 31, 1997, Home City had no material commitments for capital expenditures.

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

     Pursuant to such legislation, Congress may eliminate the OTS, and Home City may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Home City may engage and may subject Home City to additional regulation by the FDIC. In addition, HCFC might become subject to a different form of holding company regulation, which may limit the activities in which HCFC may engage, and subject HCFC to other additional regulatory requirements, including separate capital requirements. HCFC cannot predict at this time when or whether Congress may actually pass legislation regarding HCFC's and Home City's regulatory requirements or charter. Although such legislation may change the activities in which HCFC and Home City may engage, it is not anticipated that the current activities of HCFC or Home City will be materially affected by those activity limits.

ITEM 7. Financial Statements
                                   (Company Logo)
                                    ROBB,DIXON
                         FRANCIS, DAVIS, ONESON & COMPANY
================================================================================
                          CERTIFIED PUBLIC ACCOUNTANTS
              1205 WEAVER DRIVE - GRANVILLE, OHIO  43023 - 740-321-1000
--------------------------------------------------------------------------------


                           INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Home City Financial Corporation
Springfield, Ohio


     We have audited the consolidated balance sheets of Home City Financial Corporation and subsidiaries as of December 31, 1997, June 30, 1997 and June 30,1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the six months ended December 31, 1997, and for each of the years in the two-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home City Financial Corporation and subsidiaries as of December 31, 1997, June 30, 1997 and June 30, 1996, and the consolidated results of their operations and their cash flows for the six months ended December 31, 1997, and for each of the years in the two-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

     We have compiled the accompanying consolidated balance sheet of Home City Financial Corporation as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of Management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


                                          ROBB, DIXON,
                                     FRANCIS, DAVIS, ONESON
                                           & COMPANY

Granville, Ohio
February 6, 1998

                          HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD,  OHIO
                            CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      (Dollars in thousands)

                                                                  At December 31,                At June 30,
                                                                 __________________           __________________
                                                                 1997          1996           1997          1996
                                                                 ____          ____           ____          ____
                                                                           (Unaudited)
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                   $   827       $ 1,519        $   461       $   855
     Interest-bearing demand deposits in other banks               591         7,320          1,397           588
     Federal funds sold                                            100         1,000            200           400
                                                               _______       _______        _______       _______
          Total cash and cash equivalents                        1,518         9,839          2,058         1,843

Time deposits with original maturities of 90 days or more           23           361            361         1,061
Investment securities available-for-sale, at fair value          5,018         2,642          8,634         2,582
Mortgage-backed and related securities available-for-sale,
  at fair value                                                    700         2,748            730         2,975
Loans, net                                                      62,535        50,558         56,035        45,225
Accrued interest receivable                                        409           313            407           273
Properties and equipment                                           493           485            488           488
Cash surrender value of life insurance                           1,085         1,070          1,070         1,044
Other assets                                                        73           124            181           237
                                                               _______       _______        _______       _______
          TOTAL ASSETS                                         $71,854       $68,140        $69,964       $55,728
                                                               =======       =======        =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                       $51,689       $49,559        $50,225       $47,174
Advances from Federal Home Loan Bank                             5,712         4,101          5,108         2,903
Accrued interest payable                                            79            65             59            49
Advance payments by borrowers for taxes and insurance               71            69             21            20
Deferred income taxes                                               68            70            100            68
Other liabilities                                                  231           283            172           116
                                                               _______       _______        _______       _______
          TOTAL LIABILITIES                                     57,850        54,147         55,685        50,330
                                                               _______       _______        _______       _______
Shareholders' equity:
Preferred shares of no par value; 1,000,000 shares
  authorized; no shares issued and outstanding                       0             0              0             0
Common shares of no par value; 5,000,000 shares
  authorized; 952,200 shares issued                                  0             0              0             0
Additional paid-in capital                                       9,150         9,085          9,085             0
Retained earnings, substantially restricted                      6,037         5,454          5,696         5,271
Treasury stock, 47,610 common shares; at cost                     (711)            0              0             0
Unrealized gain on securities available-for-sale,
  net of applicable deferred income taxes                          332           216            260           127
Common shares purchased by:
  Employee Stock Ownership Plan                                   (686)         (762)          (762)            0
  Recognition and Retention Plan                                  (118)            0              0             0
                                                               _______       _______        _______       _______
          TOTAL SHAREHOLDERS' EQUITY                            14,004        13,993         14,279         5,398
                                                               _______       _______        _______       _______
     TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                           $71,854       $68,140        $69,964       $55,728
                                                               =======       =======        =======       =======

-----------------------
See accompanying notes.

                        HOME CITY FINANCIAL CORPORATION
                              SPRINGFIELD, OHIO
                       CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                      (Dollars in thousands)

                                                          Six months ended               Year ended
                                                             December 31,                  June 30,
                                                          __________________          __________________
                                                          1997          1996          1997          1996
                                                          ____          ____          ____          ____
                                                                    (Unaudited)
INTEREST INCOME:
Loans                                                    $2,827        $2,249        $4,734        $4,094
Mortgage-backed securities                                   23            98           134           209
Investment securities                                       178            81           259           111
Federal funds sold                                            9            22            39            37
Time deposits                                                 7            40           102            24
Interest-bearing demand deposits in other banks              15            18            43            32
                                                         ______        ______        ______        ______
     TOTAL INTEREST INCOME                                3,059         2,508         5,311         4,507
                                                         ______        ______        ______        ______
INTEREST EXPENSE:
Deposits                                                  1,393         1,336         2,686         2,370
Advances from Federal Home Loan Bank                        142           101           232           172
                                                         ______        ______        ______        ______
     TOTAL INTEREST EXPENSE                               1,535         1,437         2,918         2,542
                                                         ______        ______        ______        ______
     NET INTEREST INCOME                                  1,524         1,071         2,393         1,965
Provision for loan losses                                    23            37            57            50
                                                         ______        ______        ______        ______
     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                 1,501         1,034         2,336         1,915

NONINTEREST INCOME:
Service charges on deposits                                   4             3             5             2
Life insurance                                               26            30            61            46
Gain (loss) on sale of securities, net                        1             0           (19)            0
Other income                                                  4             2            14            10
                                                         ______        ______        ______        ______
     TOTAL NONINTEREST INCOME                                35            35            61            58
                                                         ______        ______        ______        ______
NONINTEREST EXPENSE:
Salaries and employee benefits                              447           246           620           532
Supplies, telephone and postage                              19            22            47            44
Occupancy and equipment                                      58            50           101           102
FDIC deposit insurance                                       16           311           328            96
Data processing                                              45            34            69            54
Legal, accounting and examination                           115            51           154           110
Franchise taxes                                              86            38           126            72
Other expenses                                               64            82           163           206
                                                         ______        ______        ______        ______
     TOTAL NONINTEREST EXPENSE                              850           834         1,608         1,216
                                                         ______        ______        ______        ______
     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                       686           235           789           757

Federal income tax expense                                  192            52           212           243
                                                         ______        ______        ______        ______
     NET INCOME                                          $  494        $  183        $  577        $  514
                                                         ======        ======        ======        ======
Earnings per common share - basic                        $  .59        $  .21           N/A           N/A
Earnings per common share - diluted                      $  .53        $  .21           N/A           N/A

-----------------------
See accompanying notes.

                           HOME CITY FINANCIAL CORPORATION
                                  SPRINGFIELD, OHIO
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                     (Dollars in thousands)
                                                                            Unrealized
                                                                           gain (loss)
                                                                          on securities
                                                                             available-
                                                                              for-sale
                                                                               net of       Common     Common    Total
                                Common    Additional                        applicable       shares     shares   share-
                                stock       paid-in    Retained  Treasury     deferred     purchased  purchased  holders'
                             # of shares    capital    earnings    stock    income taxes    by ESOP    by RRP    equity
                             ___________    _______    ________    _____    ____________    _______    ______    ______
Balances at June 30, 1995             0     $    0      $4,757     $   0       $ 128         $   0      $   0    $ 4,885

Net income                                                 514                                                       514
Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  applicable deferred income
  taxes                                                                           (1)                                 (1)
                                _______     ______      ______     _____       _____         _____      _____     _______
Balances at June 30, 1996             0          0       5,271         0         127             0          0       5,398

Net income                                                 577                                                        577
Issuance of 952,200
  common shares                 952,200      9,085                                            (762)                 8,323
Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  applicable deferred income
  taxes of $67                                                                   133                                  133
Dividends declared
  ($.16 per common share)                                 (152)                                                      (152)
                                _______     ______      ______     _____       _____         _____      _____     _______
Balances at June 30, 1997       952,200      9,085       5,696         0         260          (762)         0      14,279

Net income                                                 494                                                        494
Purchase of 47,610 common
  shares in treasury                                                (711)                                            (711)
Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  applicable deferred income
  taxes of $37                                                                    72                                   72
Amortization of deferred
  compensation - Employee
  Stock Ownership Plan                          65                                              76                    141
Purchase of 6,800 common
  shares by Recognition
  and Retention Plan                                                                                     (118)       (118)
Dividends declared
  ($.17 per common share)                                (153)                                                       (153)
                                _______     ______     ______      _____       _____         _____      _____     _______
Balances at December 31, 1997   952,200     $9,150     $6,037      $(711)      $ 332         $(686)     $(118)    $14,004
                                =======     ======     ======      =====       =====         =====      =====     =======

-----------------------
See accompanying notes.

                        HOME CITY FINANCIAL CORPORATION
                              SPRINGFIELD, OHIO
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            (Dollars in thousands)
                                                                  Six months ended            Year ended
                                                                     December 31,               June 30,
                                                                   ________________        ________________
                                                                   1997        1996        1997        1996
                                                                   ____        ____        ____        ____
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   494     $   183     $   577     $   514
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Premium amortization, net of discount accretion                   8          13           0          42
     Provision for loan losses                                        23          37          57          50
     (Gain) loss on sale of securities                                (1)          0          19           0
     Depreciation                                                     42          20          40          39
     Deferred income taxes                                           (69)         45         (35)         89
     Life insurance income, net of expenses                          (14)        (26)        (26)        (19)
     Employee Stock Ownership Plan compensation expense              141           0           0           0
        Changes in operating assets and liabilities:
        Increase in accrued interest receivable                       (2)        (40)       (134)       (103)
        (Increase) decrease in other assets                          107         113          57        (129)
        Increase in accrued interest payable                          20          16          10           7
        Increase in other liabilities                                 59         167          56          53
                                                                 _______     _______     _______     _______
  Net cash provided by operating activities                          808         528         621         543
                                                                 _______     _______     _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in time deposits                             337         700         700        (700)
Proceeds from maturities of held-to-maturity securities                0           0           0         500
Principal collections on mortgage-backed securities,
  held-to-maturity                                                     0         214           0         278
Purchases of available-for-sale securities                          (267)        (14)     (6,997)       (602)
Proceeds from sales of available-for-sale securities                 400           0           0           0
Proceeds from maturities of available-for-sale securities          3,570           0       1,136          20
Proceeds from sales of mortgage-backed securities,
  available-for-sale                                                   0           0       1,891           0
Principal collections on mortgage-backed securities,
  available-for-sale                                                  46           0         342         319
Proceeds from sales of loans                                           0           0           0       2,760
Net increase in loans                                             (6,523)     (5,370)    (10,867)     (9,075)
Purchases of properties and equipment                                (46)        (17)        (40)        (60)
Purchase of life insurance contracts                                   0           0           0      (1,025)
                                                                 _______     _______     _______     _______
  Net cash used in investing activities                           (2,483)     (4,487)    (13,835)     (7,585)
                                                                 _______     _______     _______     _______
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                           1,463       2,385       3,051       6,238
Net increase in short-term FHLB advances                             800           0         700         500
Proceeds from new long-term FHLB advances                              0       1,825       1,825           0
Payments on long-term FHLB advances                                 (196)       (627)       (319)       (216)
Net increase (decrease) in advance payments by borrowers
  for taxes and insurance                                             50          49           1         (14)
Proceeds from sale of common shares                                    0       8,323       8,323           0
Purchase of common shares by Recognition and Retention Plan         (118)          0           0           0
Purchase of treasury shares                                         (711)          0           0           0
Dividends paid                                                      (153)          0        (152)          0
                                                                 _______     _______     _______     _______
  Net cash provided by financing activities                        1,135      11,955      13,429       6,508
                                                                 _______     _______     _______     _______
  Net increase (decrease) in cash and cash equivalents              (540)      7,996         215        (534)

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                    2,058       1,843       1,843       2,377
                                                                 _______     _______     _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,518     $ 9,839     $ 2,058     $ 1,843
                                                                 =======     =======     =======     =======

-----------------------
See accompanying notes.

                       HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                 Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Home City Financial Corporation (the "corporation") is a financial services company which was organized in August of 1996 and is a unitary savings and loan holding company. The principal assets of the corporation are the capital stock of Home City Federal Savings Bank of Springfield (the "bank"), a loan made to the Home City Financial Corporation Employee Stock Ownership Plan (the "ESOP") for the purchase of common shares of the corporation, and investment securities. The Bank provides a variety of financial services to individuals and corporate customers, through its office in Springfield, Ohio, which is primarily a small industrial area. The bank's primary deposit products are savings accounts and certificates of deposit. Its primary lending products are single-family residential loans and consumer loans. The bank owns 100% of its subsidiary, Homciti Service Corp., which invests in stock of the bank's data service provider, and a local joint venture, in both of which it has minority interests.

The accounting and reporting policies of the corporation and its subsidiaries conform to generally accepted accounting principles and general practices within the financial services industry. The more significant accounting policies are summarized below.

Basis of Consolidation
The consolidated financial statements include the accounts of the corporation and all subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

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

Consolidated Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the corporation considers cash and due from banks, interest-bearing demand deposits in other banks and federal funds sold to be cash equivalents. The following are supplemental disclosures for the consolidated statements of cash flows for the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996.

                                                      (Dollars in thousands)
                                               Six months
                                                  ended
                                               December 31,    Year ended June 30,
                                               ___________     ___________________
                                                   1997          1997       1996
                                                   ____          ____       ____
Cash paid during the period for interest          $1,515        $2,908     $2,535
Cash paid during the period for income taxes         240           147        283

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

Effective January 1, 1995, the corporation adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures ("SFAS No. 114 and 118"). Under the corporation's credit policies and practices, all loans with specific reserves meet the definition of impaired loans under SFAS No. 114 and 118. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No. 114 and 118 did not have a material effect on the corporation's financial position or results of operations.

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

Earnings per Share
The weighted-average number of shares of common stock used in calculating earnings per share was determined by reducing outstanding shares by unallocated ESOP shares and unvested Recognition and Retention Plan (the "RRP") shares. The effect of stock options on weighted-average shares outstanding is calculated using the Treasury Stock method. Fully diluted shares outstanding include the maximum dilutive effect of stock issuable upon exercise of common stock options and unallocated ESOP and RRP shares of common stock. Earnings per share information for periods prior to 1997 are not presented because the bank did not complete its Reorganization until December 30, 1996.

Reclassifications
Certain amounts have been reclassified to conform with the 1997 presentation.


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

NOTE C - INVESTMENT SECURITIES

Securities available-for-sale consist of the following:

                                                 (Dollars in thousands)

                                                   At December 31, 1997
                                      _____________________________________________
                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized    Fair
                                         Cost        Gains       Losses      Value
                                         ____        _____       ______      _____
U.S. government & federal agencies      $3,098       $  2         $ (3)      $3,097

State & local governments                  917         14           (1)         930

Mortgage-backed securities                 703          0           (3)         700

Equity securities                          499        492            0          991
                                        ______       ____         ____       ______
Total                                   $5,217       $508         $ (7)      $5,718
                                        ======       ====         ====       ======
                                                     At June 30, 1997
                                      _____________________________________________
                                                    Gross        Gross
                                      Amortized   Unrealized   Unrealized    Fair
                                         Cost       Gains        Losses      Value
                                         ____       _____        ______      _____
U.S. government & federal agencies      $6,995       $  5         $ (7)      $6,993

State & local governments                  739         11           (1)         749

Mortgage-backed securities                 754          0          (24)         730

Equity securities                          484        408            0          892
                                        ______       ____         ____       ______
Total                                   $8,972       $424         $(32)      $9,364
                                        ======       ====         ====       ======
                                                      At June 30, 1996
                                      _____________________________________________
                                                    Gross        Gross
                                      Amortized   Unrealized   Unrealized    Fair
                                         Cost       Gains        Losses      Value
                                         ____       _____        ______      _____
U.S. government & federal agencies      $1,001       $  0         $ (4)      $  997

State & local governments                  879          6           (2)         883

Mortgage-backed securities               3,046          5          (76)       2,975

Equity securities                          459        243            0          702
                                        ______       ____         ____       ______
Total                                   $5,385       $254         $(82)      $5,557
                                        ======       ====         ====       ======

The following is a summary of maturities of securities available-for-sale as of December 31, 1997:

                                       (Dollars in thousands)

                                         Amortized      Fair
Amounts maturing in :                       Cost        Value
                                            ____        _____
One year or less                           $1,499       $1,497
After one year through five years           2,364        2,371
After five years through ten years            152          159
                                           ______       ______
     Total investment securities            4,015        4,027

Corporate equity securities                   499          991
Mortgage-backed securities                    703          700
                                           ______       ______
     Total                                 $5,217       $5,718
                                           ======       ======

Interest income on investment securities for the six months ended December 31, 1997 and for each of the two years ended June 30, was as follows:

                                              (Dollars in thousands)
                                        Six months
                                           ended
                                        December 31,   Year ended June 30,
                                        ___________    ___________________
                                            1997         1997       1996
                                            ____         ____       ____
U.S. government and federal agencies        $142         $187       $ 61
State & local governments                     18           39         24
Mortgage-backed securities                    23          134        209
Equity securities                             18           33         26
                                            ____         ____       ____
Total                                       $201         $393       $320
                                            ====         ====       ====

For the six months ended December 31, 1997, the corporation sold securities available-for-sale for total proceeds of approximately $400,000 resulting in gross realized gains of $1,000 and no gross realized losses. For the year ended June 30, 1997, the bank sold securities available-for-sale for total proceeds of approximately $1,891,100 resulting in gross realized losses of approximately $19,000 and no gross realized gains. For the year ended June 30, 1996, the bank sold no securities.

There were no securities transferred between classifications for the six months ended December 31, 1997, or for the year ended June 30, 1997. For the year ended June 30, 1996, securities with an amortized cost of $4,763,000 were transferred from held-to-maturity to available-for-sale because of favorable tax treatment and to improve the corporation's asset liability management.
The securities had an unrealized gain of approximately $44,000.

Investment securities with a carrying value of approximately $500,000, $499,000 and $906,000 at December 31, 1997 and June 30, 1997 and 1996,
respectively,  were pledged to secure deposits as required or permitted by law.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 1997 and June 30, 1997 and 1996 are summarized as follows:

                                                        (Dollars in thousands)

                                              December 31,            June 30,
                                                                 ____________________
                                                 1997            1997          1996
                                                 ____            ____          ____
Loans secured by real estate:
     1-4 family residential properties          $40,669         $36,953       $28,812
     5 or more dwelling units                     2,731           2,749         3,233
     Non-residential properties                  10,124           7,762         7,255
     Land                                         1,690           1,546         2,223
     Construction                                 3,079           3,753         2,350
Consumer                                          4,201           3,253         1,641
Commercial                                          493             464            73
                                                _______         _______       _______
                                                 62,987          56,480        45,587
Allowance for loan losses                          (452)           (445)         (362)
                                                _______         _______       _______
Total                                           $62,535         $56,035       $45,225
                                                =======         =======       =======

An analysis of the allowance for loan losses is as follows:

                                                         (Dollars in thousands)
                                            Six months ended
                                               December 31,       Year ended June 30,
                                                                  ___________________
                                                   1997           1997           1996
                                                   ____           ____           ____
Balance, beginning of period                       $445           $362           $319
Provision for loan losses                            23             57             50
Loans charged off                                   (16)           (22)            (7)
Recoveries                                            0             48              0
                                                   ____           ____           ____
Balance, end of period                             $452           $445           $362
                                                   ====           ====           ====

At December 31, 1997 and June 30, 1997 and 1996, the bank had loans amounting to approximately $102,000, $0 and $72,000, respectively, that were specifically classified as impaired. The average balance of those loans amounted to approximately $179,000, $2,000 and $104,000 for the six months ended December 31, 1997, and the years ended June 30, 1997, and 1996, respectively. The allowance related to impaired loans amounted to approximately $8,000, $0 and $2,000 at December 31, 1997 and June 30, 1997 and 1996, respectively. Interest income on impaired loans of $6,000, $2,000 and $23,000 was recognized for cash payments received for the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996.

In addition, at December 31, 1997 and June 30, 1997 and 1996, the bank had other nonaccrual loans of approximately $164,000, $416,000 and $175,000, respectively, for which impairment had not been recognized.

The bank has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

At December 31, 1997 and June 30, 1997 and 1996, the bank serviced loans for others with principal balances of $2,395,000, $2,632,000 and $3,358,000, respectively.

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

                                    (Dollars in thousands)
           Balance, June 30, 1997             $1,523
           New loans                              12
           Payments                              (31)
                                              ______
           Balance, December 31, 1997         $1,504
                                              ======

NOTE E - PROPERTIES AND EQUIPMENT

A summary of properties and equipment at December 31, 1997 and June 30, 1997 and 1996, follows:

                                                    (Dollars in thousands)

                                               December 31,        June 30,
                                                                ______________
                                                   1997         1997      1996
                                                   ____         ____      ____
           Land                                    $113         $113      $113
           Buildings and improvements               437          435       424
           Furniture, fixtures, and equipment       328          304       275
                                                   ____         ____      ____
                                                    878          852       812
           Accumulated depreciation                (385)        (364)     (324)
                                                   ____         ____      ____
           Total                                   $493         $488      $488
                                                   ====         ====      ====

NOTE F  - CASH SURRENDER VALUE OF LIFE INSURANCE

In September 1995, the bank purchased life insurance policies on each of its directors other than the president of the bank. The bank is the beneficiary of such policies. At December 31, 1997 and June 30, 1997 and 1996, there were no notes payable to the insurance company.


NOTE G - DEPOSITS

Deposit account balances at December 31, 1997 and June 30, 1997 and 1996, are summarized as follows:

                                                                     (Dollars in thousands)

                                             December 31, 1997            June 30, 1997             June 30, 1996
                                             __________________        __________________        __________________
                                             Amount     Percent        Amount     Percent        Amount     Percent
                                             ______     _______        ______     _______        ______     _______
Noninterest-bearing checking accounts       $   763        1.5%       $   540        1.1%       $   302        0.6%
NOW and money market accounts                   774        1.5            675        1.3            395        0.8
Savings accounts                              7,863       15.2          7,863       15.7          9,561       20.3
Certificates of deposit                      42,289       81.8         41,147       81.9         36,916       78.3
                                            _______      _____        _______      _____        _______      _____
Totals                                      $51,689      100.0%       $50,225      100.0%       $47,174      100.0%
                                            =======      =====        =======      =====        =======      =====

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $7,879,000, $7,647,000 and $7,216,000 at December 31, 1997 and June 30, 1997 and 1996, respectively. Deposits in excess of $100,000 are not insured by the FDIC.

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

                                            (Dollars in thousands)
            1998                                     $16,856
            1999                                       9,658
            2000                                      14,879
            2001                                         215
            After 2001                                   681
                                                     _______
            Total                                    $42,289
                                                     =======

The bank held deposits of approximately $532,000, $552,000 and $806,000 for related parties at December 31, 1997 and June 30, 1997 and 1996, respectively.


NOTE H - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (the "FHLB") consisted of the following at December 31, 1997 and June 30, 1997 and 1996, respectively:

                                                                       (Dollars in thousands)
                                                         Current
                                                         Interest   December 31,         June 30,
                                                                    ____________     _______________
                                                            Rate        1997         1997       1996
                                                            ____        ____         ____       ____
Federal Home Loan Bank advances
Variable-rate advances, with monthly interest payments:
         Advance due September, 1996                        5.80%      $    0       $    0     $  500
         Advance due September, 1997                        6.65            0        1,200          0
         Advance due January, 1998                          5.87          500            0          0
         Advance due March, 1998                            5.87        1,500            0          0

Fixed-rate advances, with monthly principal
and interest payments:
         Advance due October , 2001                         6.30          258          287          0
         Advance due February, 2003                         6.05           89           96        110
         Advance due March, 2003                            5.85          191          206        236
         Advance due December , 2004                        8.35          420          450        510
         Advance due January, 2005                          8.32          766          812        904
         Advance due November, 2006                         6.35        1,379        1,436          0
         Advance due January, 2010                          3.30          609          621        643
                                                                       ______       ______     ______
Total                                                                  $5,712       $5,108     $2,903
                                                                       ======       ======     ======

FHLB advances are collateralized by all shares of FHLB stock owned by the bank (totaling $438,000) and by 100% of the bank's qualified mortgage loan portfolio (totaling approximately $40,699,000). Based on the carrying amount of FHLB stock owned by the bank, total FHLB advances are limited to approximately $8,760,000.

The aggregate minimum future annual principal payments on borrowings are as follows:

                                 (Dollars in thousands)
            1998                        $2,402
            1999                           417
            2000                           432
            2001                           436
            After 2001                   2,025
                                        ______
            Total                       $5,712
                                        ======

NOTE I - EMPLOYEE BENEFITS

401(k) Profit Sharing Plan
In 1994, the bank initiated a 401(k) Profit Sharing Plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Participants may make salary savings contributions up to 15% of their compensation, 50% of which will be matched by the bank, up to 6% of each employee's salary. Contributions charged to operations for the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996, were $5,000, $9,000 and $8,000, respectively.

Pension Plan
In connection with the Financial Institutions' Retirement Fund, the bank participates with other companies in the financial institution industry in a defined benefit plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Pension expense amounted to $7,000, $4,000 and $25,000 for the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996, respectively.

Incentive Compensation Plan
The bank has an incentive compensation plan that covers all employees who are normally scheduled to work 1,040 hours or more per year. The bank's contributions pursuant to the plan are based on a formula contained in the plan which incorporates factors relating to the bank's performance and are contingent upon the bank's attainment of certain levels of earnings, as defined in the plan. During the six months ended December 31, 1997, and the years ended June 30, 1997 and 1996, contributions to the plan charged to operations were $7,000, $12,000 and $56,000, respectively.


NOTE J - STOCK REPURCHASE PROGRAM

During 1997, the corporation received regulatory approval to repurchase up to 5% of its outstanding shares. During the six months ended December 31, 1997, 47,610 common shares were repurchased at an average price of $14.93.

Repurchased shares are treated as treasury shares and are available for general corporate purposes, including issuance in connection with stock-based compensation plans.


NOTE K - STOCK-BASED COMPENSATION PLANS

As part of the conversion transaction (see NOTE B), an ESOP was established for the benefit of employees of the corporation and bank, age 21 or older, who have completed at least one year of full-time service. The ESOP borrowed $762,000 from the corporation and used those funds to acquire 76,176 common shares of the corporation at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the corporation's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur in even annual amounts over a ten-year period. However, in the event contributions exceed the minimum debt service requirements, additional principal payments will be made. During 1997, 7,618 common shares with a fair value of $18.50 were committed to be released, resulting in ESOP compensation expense of $141,000. Shares held by the ESOP at December 31, 1997 and June 30, 1997 and 1996, are as follows:

                                           December 31,     June 30,    June 30,
                                           ____________
                                              1997           1997         1996
                                              ____           ____         ____
Allocated shares                                7,618              0        0
Unallocated shares                             68,558         76,176        0
                                           __________     __________       __
Total ESOP shares                              76,176         76,176        0
                                           ==========     ==========       ==
Fair value of unallocated shares           $1,268,000     $1,100,000       $0

A Stock Option and Incentive Plan (the "SOP") and RRP were authorized by the shareholders at the October 20, 1997, annual meeting. The RRP is a restricted stock award plan. The SOP and RRP are administered by a Committee of Directors of the corporation. This committee selects recipients and terms of awards pursuant to the plans. Total shares made available under the SOP and RRP plans were 95,220 and 38,088, respectively.

RRP awards vest in five equal annual installments, subject to the continuous employment of the recipients as defined under such plans. SOP options vest in five equal annual installments and expire ten years from the date of grant.
No compensation expense is being recognized in connection with the grant of the options for which the exercise prices equal the corporation's stock price at the dates of grant. Compensation expense for the RRP is based upon market price at the date of grant and is recognized on a pro rata basis over the vesting period of the awards. Compensation cost charged against income for the RRP was $0 for the six months ended December 31, 1997, and $0 for each of the years in the two-year period ended June 30, 1997. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity in the accompanying consolidated balance sheets.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the standard's fair value method been used to measure compensation cost for the SOP. In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted. The compensation cost charged against income for the RRP is the same as if the provisions of SFAS No. 123 had been applied.

                                                (Dollars in thousands)

                                                    Six months ended
                                                    December 31, 1997
                                                    _________________
            Net income as reported                        $494
            Pro forma net income                           486

The Black-Scholes option-pricing model was used to determine the grant-date fair-value of options in fiscal 1997. Significant assumptions used in the model included weighted-average assumptions: risk-free interest rate of 6.23%, expected life of 10 years, expected volatility of stock price of 24% and expected dividends of 2.54% per year.

Information pursuant to the SOP at December 31, 1997, is as follows:

                                                                               Weighted-
                                                 Weighted-       Range of       Average
                                   Number         Average        Exercise      Fair Value
                                 of Options    Exercise Price      Price        of Grants
                                 __________    ______________      _____        _________
Outstanding, June 30, 1997              0          $     0
Granted                            71,415           16.125
                                   ______          _______
Outstanding, December 31, 1997     71,415          $16.125         $16.125        $16.125
                                   ======          =======         =======        =======

No options are exercisable at December 31, 1997.

At December 31, 1997, the weighted-avera.8 years.


NOTE L  - INCOME TAXES

Components of income tax expense for the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996 were:

                                             (Dollars in thousands)

                                     December 31,            June 30,
                                     ____________       ___________________
                                         1997           1997           1996
                                         ____           ____           ____
Current federal tax expense              $261           $247           $154
Deferred federal tax expense              (69)           (35)            89
                                         ____           ____           ____
Total                                    $192           $212           $243
                                         ====           ====           ====

The net deferred tax liability included the following major temporary differences at December 31, 1997 and June 30, 1997 and 1996:

                                             (Dollars in thousands)

                                     December 31,            June 30,
                                                        ___________________
                                         1997           1997           1996
                                         ____           ____           ____
Deferred tax liabilities:
  Accumulated depreciation               $ 27           $ 21           $ 19
  Net deferred loan costs                  37             17              0
  Net unrealized appreciation on
      available-for-sale securities       170            133             69
  Other                                    33              0              0
                                         ____           ____           ____
Total deferred tax liabilities            267            171             88
                                         ____           ____           ____
Deferred tax assets:
  Net deferred loan fees                    0              0             (5)
  Nonaccrual loan interest                 (8)            (4)            (6)
  Allowance for loan losses              (110)           (50)            (6)
  Employee benefits                       (81)           (14)            (3)
  Other                                     0             (3)             0
                                         ____           ____           ____
Total deferred tax assets                (199)           (71)           (20)
                                         ____           ____           ____
Total net deferred tax liability         $ 68           $100           $ 68
                                         ====           ====           ====

A reconciliation of the federal income tax rate to effective income tax rates follows for the six months ended December 31, 1997, and for each of the years in the two-year period ended June 30, 1997:

                                December 31,            June 30,
                                                  ___________________
                                   1997           1997           1996
                                   ____           ____           ____
Federal income tax rate           34.00%         34.00%         34.00%
Adjusted for:
  Tax-exempt income               (3.20)         (3.12)         (4.10)
  Other                           (2.80)         (4.22)          2.20
                                  _____          _____          _____
Effective tax rate                28.00%         26.66%         32.10%
                                  =====          =====          =====

Included in retained earnings at December 31, 1997, June 30, 1997 and 1996, is approximately $1,084,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes before 1988. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $368,000.


NOTE M - DIVIDEND RESTRICTION

The bank, as a federally chartered savings bank, is subject to the dividend restrictions set forth by the Office of Thrift Supervision (the "OTS"). Under regulations of the OTS applicable to converted savings associations, the bank is not permitted to pay a cash dividend on its capital stock if its regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the Liquidation Account or the applicable regulatory capital requirements prescribed by the OTS.

As disclosed in NOTE N, the bank meets the requirements for a Tier I association and has not been notified of any need for more than normal supervision. As a subsidiary of the corporation, the bank is required to give the OTS 30 days notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.


NOTE N - REGULATORY MATTERS

The bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors.

The capital adequacy regulations of the OTS require that the bank maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital of at least 3.0% of adjusted total assets, and risk-based capital of at least 8.0% of risk-weighted assets. At December 31, 1997, the bank's capital exceeded all of such requirements.

As of December 31, 1997, the most recent notification from the OTS, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized under the prompt corrective action regulations, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the bank's prompt corrective action category.

The following reconciliation compares the bank's capital under GAAP to its regulatory capital, at December 31, 1997:

                                                           (Dollars in thousands)
                                                             Total         Tier 1
                                                            Capital       Capital
                                                            _______       _______
Equity per GAAP                                             $11,180       $11,180
Less unrealized gain on securities available-for-sale,
     net of applicable income taxes                            (329)         (329)
Less advance to subsidiary                                      (50)          (50)
Plus allowance for loan losses                                  452             0
                                                            _______       _______
Regulatory capital                                          $11,253       $10,801
                                                            =======       =======
                                                          (Dollars in thousands)
                                                                                       To Be Well
                                                                                   Capitalized Under
                                                               For Capital         Prompt Corrective
                                           Actual           Adequacy Purposes      Action Provisions
                                           ______           _________________      _________________
                                       Amount    Ratio       Amount    Ratio       Amount     Ratio
                                       ______    _____       ______    _____       ______     _____
As of December 31, 1997:
  Total Risk-Based Capital
     (to Risk-Weighted Assets)        $11,253     26.6%      $3,386      8.0%       $4,232     10.0%
  Tier I Capital
     (to Risk-Weighted Assets)         10,801     25.5          N/A      N/A         2,539      6.0
  Tier I Capital
     (to Total Assets)                 10,801     15.2        2,132      3.0         3,553      5.0
  Tangible Capital
     (to Total Assets)                 10,801     15.2        1,066      1.5           N/A      N/A

As of June 30, 1997:
  Total Risk-Based Capital
     (to Risk-Weighted Assets)        $10,762     28.4%      $3,027      8.0%       $3,784     10.0%
  Tier I Capital
     (to Risk-Weighted Assets)         10,317     27.3          N/A      N/A         2,270      6.0
  Tier I Capital
     (to Total Assets)                 10,317     15.5        2,003      3.0         3,339      5.0
  Tangible Capital
     (to Total Assets)                 10,317     15.5        1,002      1.5           N/A      N/A

As of June 30, 1996:
  Total Risk-Based Capital
     (to Risk-Weighted Assets)        $ 5,633     18.8%      $2,400      8.0%       $2,999     10.0%
  Tier I Capital
     (to Risk-Weighted Assets)          5,721     17.6          N/A      N/A         1,800      6.0
  Tier I Capital
     (to Total Assets)                  5,721      9.5        1,668      3.0         2,779      5.0
  Tangible Capital
     (to Total Assets)                  5,721      9.5          834      1.5           N/A      N/A

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

The bank had outstanding commitments to originate loans as follows:

                                                  (Dollars in thousands)

                    At December 31, 1997            At June 30, 1997               At June 30, 1996
                 _________________________      _________________________      _________________________
                 Fixed-  Adjustable-            Fixed-  Adjustable-            Fixed-  Adjustable-
                  rate      rate     Total       rate      rate     Total       rate      rate     Total
                  ____      ____     _____       ____      ____     _____       ____      ____     _____
First mortgage
loans            $2,175     $574     $2,749     $  831     $292     $1,123     $  837     $169     $1,006

Consumer and
other loans        498         0        498        232        0        232        292        0        292
                ______      ____     ______     ______     ____     ______     ______     ____     ______
                $2,673      $574     $3,247     $1,063     $292     $1,355     $1,129     $169     $1,298
                ======      ====     ======     ======     ====     ======     ======     ====     ======

Interest rates on commitments at December 31, 1997, ranged from 7.75% to 10.75%. Interest rates on commitments at June 30, 1997, ranged from 8.375% to 10.25%. Interest rates on commitments at June 30, 1996, ranged from 7.75% to 10.00%. Loan commitments generally expire after 30 days.

In addition, the bank is periodically a defendant in various legal proceedings arising in connection with its business. It is the best judgment of management that neither the financial position nor results of operations of the bank will be materially affected by the final outcome of these legal proceedings.


NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments (see NOTE
O). The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

At December 31, 1997, the bank had deposits with the following banks in excess of Federal Deposit Insurance Corporation (the "FDIC") insurance of $100,000:

                                      (Dollars in thousands)
            Huntington National Bank         $1,085
            Federal Home Loan Bank              120

NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the corporation's financial instruments are as follows:

                                                     (Dollars in thousands)

                                  December 31, 1997       June 30, 1997         June 30, 1996
                                  _________________     _________________     _________________
                                  Carrying     Fair     Carrying     Fair     Carrying     Fair
                                   Amount     Value      Amount     Value      Amount     Value
                                   ______     _____      ______     _____      ______     _____
Financial assets:
  Cash and cash equivalents       $ 1,518    $ 1,518    $ 2,058    $ 2,058    $ 1,843     $ 1,843
  Time deposits                        23         18        361        353      1,061       1,053
  Investment securities             5,018      5,018      8,634      8,634      2,582       2,582
  Mortgage-backed securities          700        700        730        730      2,975       2,975
  Loans                            62,535     63,176     56,035     56,380     45,225      45,364
  Accrued interest receivable         409        409        407        407        273         273
  Life insurance                    1,085      1,085      1,070      1,070      1,044       1,044

Financial liabilities:
  Deposits                         51,689     51,828     50,225     50,322     47,174      47,311
  Advances from FHLB                5,712      5,617      5,108      5,050      2,903       2,954
  Accrued interest payable             79         79         59         59         49          49

The carrying amounts in the preceding table are included in the consolidated balance sheets.

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, ("SFAS No. 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excluded certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the bank.

The following methods and assumptions were used by the bank in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets' fair values.

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

    Advance from Federal Home Loan Bank: The fair value for FHLB advances are estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLB advances of aggregated contractual maturities of such advances.


NOTE R - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Home City Financial Corporation (parent company only) follows:

Balance Sheets
                                                                (Dollars in thousands)

                                                        At December 31,      At June 30,
                                                        _______________   ________________
                                                              1997        1997        1996
                                                              ____        ____        ____
Assets
Interest-bearing savings deposit with subsidiary bank       $   147     $   585     $     0
Interest-bearing time deposit with subsidiary bank            2,027           0           0
Investment in subsidiary                                     11,213      10,624           0
Investment securities available-for-sale                        601       3,000           0
Other assets                                                     37         106           0
                                                            _______     _______     _______
      Total assets                                          $14,025     $14,315     $     0
                                                            =======     =======     =======
Liabilities and Shareholders' Equity
Accrued expenses and other liabilities                      $    21     $    36     $     0
Shareholders' equity                                         14,004      14,279           0
                                                            _______     _______     _______
      Total liabilities and shareholders' equity            $14,025     $14,315     $     0
                                                            =======     =======     =======

<CAPTION.
Statements of Income
                                                         (Dollars in thousands)

                                                   Six months
                                                     ended
                                                   December 31,   Year ended June 30,
                                                   ____________   ___________________
                                                      1997          1997       1996
                                                      ____          ____       ____
Income
Interest from subsidiary deposits                     $ 33          $ 25       $  0
Interest on securities available-for-sale               48            55          0
Income on ESOP loan                                     35            36          0
                                                      ____          ____       ____
    Total income                                       116           116          0
                                                      ____          ____       ____
Expense
Legal, consulting and examination                       58            33          0
Franchise tax                                           11            11          0
Other                                                   84            30          0
                                                      ____          ____       ____
    Total expense                                      153            74          0
                                                      ____          ____       ____
Income before income taxes and equity in
  undistributed earnings of subsidiary                 (37)           42          0
Income tax provision                                   (16)            6          0
Income before equity in undistributed earnings        ____          ____       ____
  of subsidiary                                        (21)           36          0
Equity in undistributed earnings of subsidiary         515           358          0
                                                      ____          ____       ____
     Net income                                       $494          $394       $  0
                                                      ====          ====       ====

Statements of Cash Flows
                                                             (Dollars in thousands)

                                                         Six months
                                                            ended
                                                          December 31, Year ended June 30,
                                                          ____________ ___________________
                                                             1997        1997        1996
                                                             ____        ____        ____
Cash flows from operating activities:
Net income                                                  $  494      $  394      $    0
Adjustments to reconcile net income to net cash
  flows from operating activities:
Equity in undistributed earnings of subsidiary                (515)       (358)          0
Discount accretion                                              (1)         (1)          0
Amortization of deferred compensation - ESOP                   141           0           0
Net (increase) decrease in other assets                         69        (106)          0
Net increase (decrease) in other liabilities                    (17)         36           0
                                                            ______      ______      ______
Net cash flows from operating activities                       171         (35)          0
                                                            ______      ______      ______
Cash flows from investing activities:
Net increase in time deposits                               (2,027)          0           0
Purchase of securities available-for-sale                        0      (2,996)          0
Sale of securities available for-sale                          400           0           0
Maturities of securities available-for-sale                  2,000           0           0
Purchase of common shares of subsidiary                          0      (4,555)          0
                                                            ______      ______      ______
Net cash flows from investing activities                       373      (7,551)          0
                                                            ______      ______      ______
Cash flows from financing activities:
Proceeds from sale of common shares                              0       8,323           0
Purchase of treasury shares                                   (711)          0           0
Purchase of common shares by RRP                              (118)          0           0
Dividends paid                                                (153)       (152)          0
                                                            ______      ______      ______
Net cash flows from financing activities                      (982)      8,171           0
                                                            ______      ______      ______
Net increase (decrease) in cash and cash equivalents          (438)        585           0

Cash and cash equivalents:
   Beginning of period                                         585           0           0
                                                            ______      ______      ______
   End of period                                            $  147      $  585      $    0
                                                            ======      ======      ======

NOTE S - EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common shares.

                                              (Dollars in thousands)
Net income                                           $    494
                                                     ========
Weighted-average number of common                     832,920
  shares used in basic EPS
Effect of dilutive securities:
  Stock options                                         3,800
  ESOP                                                 76,135
  RRP                                                  23,802
                                                     ________
Weighted number of common shares and
  dilutive potential common shares used
  in dilutive EPS                                     936,657
                                                     ========

NOTE T - QUARTERLY FINANCIAL DATA (Unaudited)

                                (Dollars in thousands,except per share data)

                                            First         Second
                                           Quarter        Quarter
                                           _______        _______
Six months ended December 31, 1997:
Interest income                            $  1,512       $  1,547
Interest expense                                771            764
                                           ________       ________
   Net interest income                          741            783

Provision for loan losses                         8             15
Other income                                     18             17
Operating expense                               384            466
Provision for income taxes                      124             68
                                           ________       ________
Net income                                 $    243       $    251
                                           ========       ========
Earnings per share                         $   0.29       $   0.30
Weighted-average common
   shares outstanding                       839,507        826,334

                                                 (Dollars in thousands)

                                         First     Second      Third       Fourth
                                        Quarter    Quarter    Quarter     Quarter
                                        _______    _______    _______     _______
Year ended June 30, 1997:
Interest income                         $1,219     $1,289     $1,388      $1,415
Interest expense                           691        746        733         748
                                        ______     ______     ______      ______
   Net interest income                     528        543        655         667

Provision for loan losses                    1         36         20           0
Other income                                17         18          3          23
Operating expense                          557        277        371         403
Provision (benefit) for income taxes        (3)        55         89          71
                                        ______     ______     ______      ______
   Net income                           $  (10)    $  193     $  178      $  216
                                        ======     ======     ======      ======
Earnings per share                         N/A     $ 0.22     $ 0.20      $ 0.25
Weighted-average common
   shares outstanding                      N/A    876,024    876,024     876,024

                                                 (Dollars in thousands)

                                         First     Second      Third      Fourth
                                        Quarter    Quarter    Quarter     Quarter
                                        ______     _______    ______      _______
Year ended June 30, 1996:
Interest income                         $1,069     $1,102     $1,151      $1,185
Interest expense                           600        633        653         656
                                        ______     ______     ______      ______
   Net interest income                     469        469        498         529

Provision for loan losses                    0          0          0          50
Other income                                 1         17         17          23
Operating expense                          295        310        296         315
Provision for income taxes                  57         57         70          59
                                        ______     ______     ______      ______
   Net income                           $  118     $  119     $  149      $  128
                                        ======     ======     ======      ======
Earnings per share                         N/A        N/A        N/A         N/A
Weighted-average common
   shares outstanding                      N/A        N/A        N/A         N/A


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                  PART  III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act of the Registrant

     The information set forth under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" of the Definitive Proxy Statement of the Corporation dated March 25, 1998, filed with the United States Securities and Exchange Commission (the "Proxy Statement") is incorporated by reference herein.

ITEM 10. Executive Compensation

     The information set forth under the caption "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" of the Definitive Proxy Statement is incorporated by reference herein.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Definitive Proxy Statement is incorporated by reference herein.

ITEM 12. Certain Relationships and Related Transactions

     The information set forth under the caption "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS - Certain Transactions with Home City" of the Definitive Proxy Statement is incorporated by reference herein.

ITEM 13. Exhibits and Reports on Form 8-K


     (a)    Exhibits

               3.1        Articles of Incorporation (Incorporated by reference)
               3.2        Code of Regulations (Incorporated by reference)
              10.1        Employment Agreement with Mr. Ulery (Incorporated by
                          reference)
              10.2        Home City Financial Corporation 1997 Stock Option and
                          Incentive Plan (Incorporated by reference)
              10.3        Home City Financial Corporation Recognition and
                          Retention Plan and Trust Agreement (Incorporated by
                          reference)
              21          Subsidiaries (Incorporated by reference)
              27          Financial Data Schedule
              99.1        Proxy Statement ( Incorporated by reference)
              99.2        Safe Harbor Under the Private Securities Litigation
                          Reform Act of 1995

     (b)  Reports on Form 8-K

          HCFC has not filed any reports on Form 8-K dated December 15 , 1997, declaring the change in fiscal years for HCFC and Home City from June 30, to December 31.

SIGNATURES

          In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     HOME CITY FINANCIAL CORPORATION


     /s/ Douglas L. Ulery
     _____________________________
     Douglas L. Ulery
     President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


     /s/ John D. Conroy                    /s/ P. Clark Engelmeier
     ____________________________          _____________________________
     John D. Conroy                        P. Clark Engelmeier
     Director                              Chairman of the Board
     /s/ March 23, 1998                    /s/ March 23, 1998
     ____________________________          _____________________________
     Date                                  Date

     /s/ James Foreman                     /s/ Terry A. Hoppes
     ____________________________          _____________________________
     James Foreman                         Terry A.  Hoppes
     Director                              Director
     /s/ March 23, 1998                    /s/ March 23, 1998
     ____________________________          _____________________________
     Date                                  Date

     /s/ Douglas L. Ulery                  /s/ Charles A. Mihal
     ____________________________          _____________________________
     Douglas L. Ulery                      Charles A. Mihal
     Director                              Treasurer and Chief Financial Officer
     President and Chief Executive Officer
     /s/ March 23, 1998                    /s/ March 23, 1998
     ____________________________          _____________________________
     Date                                  Date

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION


  3.1           Articles of Incorporation       Incorporated by reference to the
                of Home City Financial          Registrant's Quarterly Report
                Corporation                     on Form 10-QSB for the Quarter
                                                Ended March 31, 1997 (the "March
                                                31, 1997, 10-QSB"), Exhibit 3(I)

  3.2           Code of Regulations of Home     Incorporated by reference to the
                City Financial Corporation      March 31, 1997, 10-QSB, Exhibit
                                                3 (ii)

 10.1           Employment Agreement with       Incorporated by reference to the
                Mr. Ulery                       June 30, 1997, 10-KSB, Exhibit
                                                10.1

 10.2           Home City Financial              Incorporated by reference to
                Corporation 1997 Stock Option    the Registrant's 1997
                and Incentive Plan               Definitive Proxy Statement
                                                 dated September
                                                 19, 1997, Exhibit A

 10.3           Home City Financial              Incorporated by reference to
                Corporation Recognition and      the Registrant's 1997
                Retention Plan                   Definitive Proxy Statement
                and Trust Agreement              dated September 19, 1997,
                                                 Exhibit B

 21             Subsidiaries of Home City        Incorporated by reference to
                Financial Corporation            the June 30, 1997, 10-KSB,
                                                 Exhibit 21

 27             Financial Data Schedule

 99.1           Proxy Statement                  Incorporated by reference to
                                                 the definitive Proxy Statement
                                                 of the Registrant for the
                                                 1998 Annual Meeting of
                                                 Shareholders of Home City
                                                 Financial Corporation, filed
                                                 with the Securities and
                                                 Exchange Commission

 99.2           Safe Harbor Under the Private
                Securities Litigation Reform
                Act of 1995