Form 10QSB
period 1998-03-31
HOME CITY FINANCIAL CORP
filed 1998-05-13
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _________ TO __________

                     Commission file number  - 0-21809

                       HOME CITY FINANCIAL CORPORATION
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        OHIO                                              34-1839475
 -----------------------------               --------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      63 West Main Street
      Springfield, Ohio                                      45502
 --------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                               (937) 324-5736
                              -----------------
                         (Issuer's telephone number)

                                     N/A
                                   -------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                    ---     ---
As of April 29, 1998, 904,590 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

                       HOME CITY FINANCIAL CORPORATION
                             SPRINGFIELD, OHIO

                                FORM 10-QSB

                                   INDEX
================================================================================
                                                                Page Number

PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                   3
           March 31, 1998, and December 31, 1997

           Condensed consolidated statements of income and            4
           comprehensive income --
           Three months ended March 31, 1998 and 1997

           Condensed consolidated statements of cash flows --         5
           Three months ended March 31, 1998 and 1997

           Notes to condensed consolidated financial                  6
           statements -- March 31, 1998, and December 31, 1997

Item 2.    Management's Discussion and Analysis of Financial         11
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                         15

Item 2.    Changes in Securities and Use of Proceeds                 15

Item 3.    Defaults upon Senior Securities                           15

Item 4.    Submission of Matters to a Vote of Security Holders       15

Item 5.    Other Information                                         15

Item 6.    Exhibits and Reports on Form 8-K                          16

Signatures                                                           17

                          HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD,  OHIO
                           CONSOLIDATED BALANCE SHEETS
===========================================================================================

                                                                    (Dollars in thousands)

                                                                  (Unaudited)    (Unaudited)
                                                                  At March 31,  At December 31,
                                                                  ------------  ---------------
                                                                      1998           1997
                                                                      ----           ----
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                        $   880        $   827
     Interest-bearing demand deposits in other banks                    767            591
     Federal funds sold                                                 100            100
                                                                    -------        -------
          Total cash and cash equivalents                             1,747          1,518

Time deposits with original maturities of 90 days or more                23             23
Investment securities available-for-sale, at fair value               4,132          5,018
Mortgage-backed and related securities available-for-sale,
     at fair value                                                      655            700
Loans, net                                                           67,722         62,535
Accrued interest receivable                                             405            409
Properties and equipment                                                487            493
Cash surrender value of life insurance                                1,092          1,085
Other assets                                                            111             73
                                                                    -------        -------
          TOTAL ASSETS                                              $76,374        $71,854
                                                                    =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                            $55,545        $51,689
Advances from Federal Home Loan Bank                                  6,188          5,712
Accrued interest payable                                                100             79
Advance payments by borrowers for taxes and insurance                    51             71
Deferred income taxes                                                    91             68
Other liabilities                                                       206            231
                                                                    -------        -------
          TOTAL LIABILITIES                                          62,181         57,850
                                                                    -------        -------
Shareholders' equity:
Preferred shares of no par value; 1,000,000 shares
     authorized; no shares issued and outstanding                         0              0
Common shares of no par value; 5,000,000 shares
     authorized; 952,200 shares issued                                    0              0
Additional paid-in capital                                            9,165          9,150
Retained earnings, substantially restricted                           6,168          6,037
Treasury stock, 47,610 common shares; at cost                          (711)          (711)
Accumulated other comprehensive income                                  375            332
Common shares purchased by:
     Employee Stock Ownership Plan                                     (686)          (686)
     Recognition and Retention Plan                                    (118)          (118)
                                                                    -------        -------
          TOTAL SHAREHOLDERS' EQUITY                                 14,193         14,004
                                                                    -------        -------
          TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                                $76,374        $71,854
                                                                    =======        =======
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                  HOME CITY FINANCIAL CORPORATION
                                          SPRINGFIELD, OHIO
                   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
=================================================================================================
                                                                     (Dollars in thousands)

                                                                 (Unaudited)     (Unaudited)
                                                                3 Months Ended   3 Months Ended
                                                                    March 31,       March 31,
                                                                    ---------       ---------
                                                                      1998            1997
                                                                      ----            ----
INTEREST INCOME:
Loans                                                               $ 1,502        $ 1,203
Mortgage-backed securities                                               10             25
Investment securities                                                    60             75
Federal funds sold                                                        1             10
Time deposits                                                             0             58
Interest-bearing demand deposits in other banks                           7             17
                                                                    -------        -------
     TOTAL INTEREST INCOME                                            1,580          1,388
                                                                    -------        -------
INTEREST EXPENSE:
Deposits                                                                697            667
Advances from Federal Home Loan Bank                                     95             66
                                                                    -------        -------
     TOTAL INTEREST EXPENSE                                             792            733
                                                                    -------        -------
     NET INTEREST INCOME                                                788            655
Provision for loan losses                                                12             20
                                                                    -------        -------
     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                               776            635

NON-INTEREST INCOME:
Service charges on deposits                                               3              2
Life insurance                                                           13             15
Gain (loss) on sale of securities, net                                    0            (19)
Other income                                                              2              5
                                                                    -------        -------
     TOTAL NON-INTEREST INCOME                                           18              3
                                                                    -------        -------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                          251            156
Supplies, telephone and postage                                          11             15
Occupancy and equipment                                                  25             25
FDIC deposit insurance                                                    8              8
Data processing                                                          23             15
Legal, accounting and examination                                        71             53
Franchise taxes                                                          45             45
Other expenses                                                           48             54
                                                                    -------        -------
     TOTAL NON-INTEREST EXPENSE                                         482            371
                                                                    -------        -------
     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                                   312            267
Federal income tax expense                                              100             89
                                                                    -------        -------
     NET INCOME                                                         212            178
Other comprehensive income                                               43            (36)
                                                                    -------        -------
     TOTAL COMPREHENSIVE INCOME                                     $   255        $   142
                                                                    =======        =======
Earnings per common share based on net income figures:
    Basic earnings per common share                                 $  0.26        $  0.20
    Diluted earnings per common share                               $  0.23        $  0.19
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                HOME CITY FINANCIAL CORPORATION
                                      SPRINGFIELD, OHIO
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================================
                                                                   (Dollars in thousands)

                                                                 (Unaudited)     (Unaudited)
                                                                3 Months Ended 3 Months Ended
                                                                    March 31,      March 31,
                                                                    ---------      ---------
                                                                      1998           1997
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   212        $   178
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Premium amortization, net of discount accretion                 3              5
          Provision for loan losses                                      12             20
          Depreciation                                                   14             10
          Deferred income taxes                                          31            (49)
          Life insurance income, net of expenses                         (7)           (13)
          Employee Stock Ownership Plan compensation expense             15              0
          FHLB stock dividend                                            (8)            (7)
          Changes in operating assets and liabilities:
              (Increase) decrease in accrued interest receivable          4            (42)
              (Increase) decrease in other assets                       (38)            35
              Increase (decrease) in accrued interest payable            21            (12)
              Decrease in other liabilities                             (25)           (77)
                                                                    -------        -------
     Net cash provided by operating activities                          234             48
                                                                    -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities                              (70)        (6,969)
Proceeds from maturities of available-for-sale securities             1,000              0
Proceeds from sales of mortgage-backed securities,
     available-for-sale                                                   0          1,891
Principal collections on mortgage-backed securities,
     available-for-sale                                                  41             39
Purchase of loans                                                         0           (375)
Net increase in loans                                                (5,199)        (2,521)
Purchases of properties and equipment                                    (8)            (4)
                                                                    -------        -------
     Net cash used in investing activities                           (4,236)        (7,939)
                                                                    -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                              3,856            236
Net increase in short-term FHLB advances                                200              0
Proceeds from new long-term FHLB advances                               375              0
Payments on long-term FHLB advances                                     (99)           (96)
Net increase (decrease) in advance payments by borrowers
     for taxes and insurance                                            (20)           (22)
Dividends paid                                                          (81)             0
                                                                    -------        -------
     Net cash provided by financing activities                        4,231            118
                                                                    -------        -------
     Net increase (decrease) in cash and cash equivalents               229         (7,773)

CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                   1,518          9,839
                                                                    -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,747        $ 2,066
                                                                    =======        =======
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                           HOME CITY FINANCIAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 1998, and December 31, 1997
                                    (Unaudited)
================================================================================


NOTE 1.   BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial condition as of March 31, 1998, and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.   ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                         (Dollars in thousands)

                               Three months ended       Six months ended
                                   March 31,               December 31,
                                     1998                     1997
                                     ----                     ----
Balance, beginning of period         $452                     $445
Provision for loan losses              12                       23
Charge-offs                           (12)                     (16)
Recoveries                              3                        0
                                     ----                     ----
Balance, end of period               $455                     $452
                                     ====                     ====


NOTE 3.   ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 1998, consisted of seven short-term advances totaling $ 2.2 million and nine long-term advances totaling $ 4.0 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                          (Dollars in thousands)

                            At March 31, 1998                 At December 31, 1997
                  -----------------------------------   -----------------------------------
                             Range of   Weighted-                  Range of   Weighted-
                             interest   average                    interest   average
                  Amount     rates      interest rate   Amount     rates      interest rate
                  ------     -----      -------------   ------     -----      -------------
Due within
   one year       $2,200     5.92%          5.92%       $2,000     5.87%          5.87%

After one but
   within five    $  886     5.46%-6.30%    5.83%       $  538     5.85%-6.30%    6.10%
   years

After five years  $3,102     3.30%-8.35%    6.49%       $3,174     3.30%-8.35%    6.51%


NOTE 4.   REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 1998.

                                                        (Dollars in thousands)

                                                                                   Categorized as "Well
                                                                                   Capitalized" Under
                                                           For Capital             Prompt Corrective
                                         Actual            Adequacy Purposes       Action Provisions
                                   -----------------       -----------------       -----------------
                                   Amount      Ratio       Amount      Ratio       Amount      Ratio
                                   ------      -----       ------      -----       ------      -----
Total Risk-Based Capital          $10,933      22.9%      $ 3,824       8.0%      $ 4,780      10.0%
     (To Risk-Weighted Assets)

Tier I Capital                     10,479      21.9%        N/A         N/A         2,868       6.0%
     (To Risk-Weighted Assets)

Tier I Capital
     (To Total Assets)             10,479      13.9%        3,021       4.0%        3,776       5.0%

Tangible Capital
     (To Total Assets)             10,479      13.9%        1,133       1.5%        N/A         N/A


NOTE 5.   EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by HCFC as of December 31, 1997. Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP"), and stock options granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                      For the Quarter Ended March 31, 1998
                                  --------------------------------------------
                                  Income           Shares            Per Share
                                  (Numerator)      (Denominator)     Amount
                                  -----------      -------------     ------
Basic EPS
Income available to
     common shareholders          $211,864          829,232          $0.26
                                                                     =====
Effect of dilutive securities:
RRP shares                               0           23,802
ESOP shares                              0           68,558
Stock options                            0            9,586
                                  --------          -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $211,864          931,178          $0.23
                                  ========          =======          =====

                                       For the Quarter Ended March 31, 1997
                                  --------------------------------------------
                                  Income            Shares           Per Share
                                  (Numerator)       (Denominator)    Amount
                                  -----------       -------------    ------
Basic EPS
Income available to
     common shareholders          $178,766          876,024          $0.20
                                                                     =====
Effect of dilutive securities:
RRP shares                               0                0
ESOP shares                              0           76,176
Stock options                            0                0
                                  --------          -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $178,766          952,200          $0.19
                                  ========          =======          =====


NOTE 6.   COMPREHENSIVE INCOME

HCFC adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998, which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

HCFC has chosen to disclose comprehensive income. Components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1998 and 1997:

                                                         (Dollars in thousands)

                                                   Three months ended March 31, 1998
                                                 -------------------------------------
                                                               Tax
                                                 Before-Tax    (Expense)    Net-of-Tax
                                                 Amount        or Benefit   Amount
                                                 ------        ----------   ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                  $    65       $   (22)     $    43
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                   0             0            0
                                                 -------       -------      -------
     Net unrealized gains (losses)                    65           (22)          43
                                                 -------       -------      -------
Other comprehensive income                       $    65       $   (22)     $    43
                                                 =======       =======      =======
                                                         (Dollars in thousands)

                                                    Three months ended March 31, 1997
                                                 -------------------------------------
                                                               Tax
                                                 Before-Tax    (Expense)    Net-of-Tax
                                                 Amount        or Benefit   Amount
                                                 ------        ----------   ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                  $   (71)      $    22      $   (49)
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                  19            (6)          13
                                                 -------       -------      -------
     Net unrealized gains (losses)                   (52)           16          (36)
                                                 -------       -------      -------
Other comprehensive income                       $   (52)      $    16      $   (36)
                                                 =======       =======      =======

The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1998 and 1997:

                                                   (Dollars in thousands)

                                                     Three months ended
                                                         March 31,
                                                         ---------
                                                     1998          1997
                                                     ----          ----
Beginning balance                                   $  332        $  216
Unrealized gains (losses) on securities, net            43           (36)
                                                    ------        ------
Ending balance                                      $  375        $  180
                                                    ======        ======

NOTE 7.   RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                      HOME CITY FINANCIAL CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
================================================================================

Safe Harbor Clause

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

     In September 1996, the Board of Directors of Home City Federal Savings Bank of Springfield ("Bank") adopted a Plan of Conversion ("Plan") whereby the Bank would convert to the stock form of ownership, followed by the issuance of all the Bank's outstanding stock to a newly formed holding company, Home City Financial Corporation ("Company"). Pursuant to the Plan, the Company offered common shares for sale to certain depositors of the Bank and members of the community. The conversion was completed on December 30, 1996, and resulted in the issuance of 952,200 common shares of the Company which, after consideration of offering expenses totaling approximately $447,000 and $762,000 in shares purchased by the ESOP ("Employee Stock Ownership Plan"), resulted in net capital proceeds of $8.3 million. Condensed consolidated financial statements of the Company are presented herein. Future references are made either to the Company or the Bank as applicable.

     The Company is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of the Bank. The Bank conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non- residential purposes. The Bank also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month period ended March 31, 1998. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted-average number of shares used in the earnings per common share calculation.

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

     The Bank is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The Bank is a member of the FHLB, conducting its business through its office located in Springfield, Ohio. The primary market area of the Bank is Clark County, Ohio, and contiguous counties.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises." The new standard becomes effective for years beginning after December 15, 1997, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of this statement is not expected to be material to the Company.

Changes in Financial Condition

     At March 31, 1998, the consolidated assets of the Company totaled $76.4 million, an increase of $4.5 million, or 6.29%, from $71.9 million at December 31, 1997. The increase in total assets was primarily the result of a $5.2 million increase in loans receivable funded primarily by a $3.9 million increase in deposits.

     Net loans receivable increased by $5.2 million, or 8.29%, to $67.7 million at March 31, 1998, compared to $62.5 million at December 31, 1997. The increase was primarily in the non-residential real estate and commercial loan portfolio and in the residential real estate loan and consumer loan portfolio where the new loan demand continued to exceed loan repayments.

     Investment securities decreased $886,000, or 17.66%, from $5.0 million at December 31, 1997, to $4.1 million at March 31, 1998. The decrease was primarily the result of scheduled maturities of short-term investments being rolled into higher earning non-residential real estate and commercial loan production.

     During the three months ended March 31, 1998, $41,000 of principal payments were received on mortgage- backed and related securities ("MBS"). No other transactions, purchases or sales, occurred during the period.

     Deposit liabilities increased $3.9 million, or 7.46%, from $51.7 million at December 31, 1997, to $55.5 million at March 31, 1998. Management attributes the increase to the maintenance of competitive rates in our market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB increased $476,000, or 8.33%, from $5.7 million at December 31, 1997, to $6.2 million at March 31, 1998. The funds obtained were utilized to support the increased loan demand.

     Total shareholders' equity increased $189,000, or 1.35%, from $14.0 million at December 31, 1997, to $14.2 million at March 31, 1998. This increase was primarily the result of $212,000 in earnings for the first quarter and a $43,000 increase in the unrealized gains on securities available-for-sale during the three months ended March 31, 1998.

     The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investments portfolio is composed of deposits at correspondent banks.

Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At March 31, 1998, the Bank's regulatory liquidity ratio was 5.98%. At such date, the Bank had commitments to originate loans totaling $3.3 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at March 31, 1998.

     Savings associations are required to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital less intangible assets.

     "Tier I (Core) capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain Tier I capital of at least 4% of the association's total assets.

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as Tier I capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $455,000 at March 31, 1998.

     At March 31, 1998, the Bank had no material commitments for capital expenditures.

     On February 23, 1998, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.09 per share to each shareholder of record on March 9, 1998, to be paid on March 16, 1998.

     On April 22, 1998, the Board of Directors of the Company declared a special cash distribution in the amount of $3.50 per share to each shareholder of record on May 29, 1998, to be paid on June 15, 1998. Management of HCFC expects that at least part of the distribution will be a non-taxable return of capital, although the exact amount of the distribution that could be considered non-taxable cannot be confirmed until the Company's operating results for the 1998 tax year have been determined.

Results of Operations

Comparison of Three Months Ended March 31, 1998 and 1997

     General. Net income increased $34,000, or 19.10%, from $178,000 for the three months ended March 31, 1997, to $212,000 for the three months ended March 31, 1998. This increase was primarily attributed to an increase in net interest income and non-interest income partially offset by increases in non-interest expense.

     Interest Income. The $6.0 million increase in average earning assets contributed to an increase in interest income of $192,000, or 13.83%, for the three months ended March 31, 1998 compared to 1997. The increase was attributed to the additional loan income of $299,000 resulting from an increase in loans receivable which was offset by a decrease of $107,000 in interest income on other earning assets.

     Interest Expense. Interest expense on deposit liabilities increased $30,000 for the three months ended March 31, 1998, as compared to the same period in 1997. Although total deposits increased by $3.9 million comparing March 31, 1998 to 1997, the average interest paid on interest-bearing deposits decreased by 15 basis points from 5.50% for the three months ended March 31, 1997, to 5.35% for the same period ended March 31, 1998. The average balance of FHLB advances increased from $4.0 million for the three-month period ended March 31, 1997, to $6.3 million for the same period ended March 31, 1998, resulting in an increase in interest on FHLB advances of $29,000 for the three months ended March 31, 1998, compared to the same period ended March 31, 1997.

     Provision for Loan Losses. The provision for loan losses was $12,000 and there were net charge-offs of $9,000 during the three months ended March 31, 1998, compared to a $20,000 provision and net recoveries of $48,000 during the three months ended March 31, 1997. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $15,000, or 500%, to $18,000 for the three months ended March 31, 1998, from $3,000 for the three months ended March 31, 1997. The increase was primarily attributable to a $19,000 loss recognized on the sale of mortgage-backed securities realized in the three months ended March 31, 1997.

     Non-Interest Expense. Non-interest expense increased $111,000, or 29.92%, to $482,000 for the three months ended March 31, 1998, from $371,000 in the comparable period in 1997. Of this increase, $95,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting the addition of staff related to the non-residential real estate and commercial lending function and an increase in compensation expense for the RRP and the ESOP due to increases in the average stock price. Legal, accounting and examination expenses increased from $53,000 for the quarter ended March 31, 1997, to $71,000 for the quarter ended March 31, 1998, due to the additional costs related to the change in fiscal years from June 30 to December 31 during the fourth quarter of 1997. The ratio of non-interest expense to average total assets was 2.61% and 2.17% for the three months ended March 31, 1998 and 1997, respectively.

     Income Taxes. The provision for income taxes increased $11,000 for the three months ended March 31, 1998, compared with the prior year, primarily as a result of higher income for the quarter.

                       HOME CITY FINANCIAL CORPORATION

                         PART II - OTHER INFORMATION
================================================================================

     ITEM 1 - LEGAL PROCEEDINGS

              None


     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

              Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On April 29, 1998, the Company held its Annual Meeting of Shareholders.

              Each of the five directors nominated were elected to terms expiring in 1999 by the following votes:

                 John D. Conroy        For: 732,143      Withheld:        0
                                            -------                --------
                 P. Clark Engelmeier   For: 732,143      Withheld:        0
                                            -------                --------
                 James Foreman         For: 732,143      Withheld:        0
                                            -------                --------
                 Terry A. Hoppes       For: 732,143      Withheld:        0
                                            -------                --------
                 Douglas L. Ulery      For: 732,143      Withheld:        0
                                            -------                --------

              Two other matters were submitted to the shareholders, for which the following votes were cast:

              1.     Approval of amendment of Section 1.01 of Company's Code of
                     Regulations:
                     For: 712,721    Against: 18,922    Abstain:    500    Broker Non-votes:      0
                          -------             ------             ------                      ------
              2.     Ratification of the selection of Robb, Dixon, Francis,
                     Davis, Oneson & Company as the auditors of the Company for the current fiscal year:
                     For: 731,118    Against:    275    Abstain:    750    Broker Non-votes:      0
                          -------             ------             ------                      ------

     ITEM 5 - OTHER INFORMATION

              None

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibit 3(ii): Code of Regulations as amended April 29, 1998.

              b.  Exhibit 27: Financial Data Schedule, March 31, 1998

              c.  Exhibit 27: Restated Financial Data Schedule, March 31, 1997
                              and September 30, 1997

              d. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   HOME CITY FINANCIAL CORPORATION


Date: /s/May 13, 1998              /s/ Douglas L. Ulery
     ------------------            -------------------------------
                                   Douglas L. Ulery
                                   President



Date: /s/May 13, 1998              /s/ Charles A. Mihal
     ------------------            ------------------------------
                                   Charles A. Mihal
                                   Treasurer and Chief Financial Officer