Form 10QSB
period 1998-06-30
HOME CITY FINANCIAL CORP
filed 1998-08-13
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED JUNE 30, 1998
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _________ TO __________

                         Commission file number  - 0-21809

                        HOME CITY FINANCIAL CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           OHIO                                        34-1839475
------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       63 West Main Street
       Springfield, Ohio                                   45502
--------------------------------------                    --------
(Address of principal executive offices)                 (Zip Code)

                                   (937) 324-5736
                             -------------------------
                            (Issuer's telephone number)

                                         N/A
                                        -----
              (Former name, former address and former fiscal year, if
                              changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X   No
                                                                   ---    ---

As of August 7, 1998, 904,590 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

                         HOME CITY FINANCIAL CORPORATION
                               SPRINGFIELD, OHIO

                                   FORM 10-QSB

                                      INDEX

================================================================================
                                                           Page Number

PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                 3
           June 30, 1998, and December 31, 1997

           Condensed consolidated statements of income and          4
           comprehensive income -- Three and six months ended
           June 30, 1998 and 1997

           Condensed consolidated statements of cash flows --       5
           Six months ended June 30, 1998 and 1997

           Notes to condensed consolidated financial                6
           statements -- June 30, 1998, and December 31, 1997

Item 2.    Management's Discussion and Analysis of Financial       12
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                       17

Item 2.    Changes in Securities and Use of Proceeds               17

Item 3.    Defaults upon Senior Securities                         17

Item 4.    Submission of Matters to a Vote of Security Holders     17

Item 5.    Other Information                                       17

Item 6.    Exhibits and Reports on Form 8-K                        17

Signatures                                                         18

                                HOME CITY FINANCIAL CORPORATION
                                       SPRINGFIELD,  OHIO
                                  CONSOLIDATED BALANCE SHEETS
=======================================================================================

                                                             (Dollars in thousands)

                                                            (Unaudited)       (Unaudited)
                                                             At June 30,     At December 31,
                                                             -----------     ---------------
                                                                 1998             1997
                                                                 ----             ----
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                    $ 1,016          $   827
     Interest-bearing demand deposits in other banks                108              591
     Federal funds sold                                             200              100
                                                                -------          -------
          Total cash and cash equivalents                         1,324            1,518

Time deposits with original maturities of 90 days or more            23               23
Investment securities available-for-sale, at fair value           3,436            5,018
Mortgage-backed and related securities available-for-sale,
     at fair value                                                  616              700
Loans, net                                                       70,420           62,535
Accrued interest receivable                                         407              409
Properties and equipment                                            496              493
Cash surrender value of life insurance                            1,099            1,085
Other assets                                                        221               73
                                                                -------          -------
          TOTAL ASSETS                                          $78,042          $71,854
                                                                =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                        $57,346          $51,689
Advances from Federal Home Loan Bank                              8,341            5,712
Other borrowings                                                  1,100                0
Accrued interest payable                                            103               79
Advance payments by borrowers for taxes and insurance                26               71
Deferred income taxes                                                89               68
Other liabilities                                                   210              231
                                                                -------          -------
          TOTAL LIABILITIES                                      67,215           57,850
                                                                -------          -------
Shareholders' equity:
Preferred shares of no par value; 1,000,000 shares
     authorized; no shares issued and outstanding                     0                0
Common shares of no par value; 5,000,000 shares
     authorized; 952,200 shares issued                                0                0
Additional paid-in capital                                        6,016            9,150
Retained earnings, substantially restricted                       6,326            6,037
Treasury stock, 47,610 common shares; at cost                      (711)            (711)
Accumulated other comprehensive income                              370              332
Common shares purchased by:
     Employee Stock Ownership Plan                                 (686)            (686)
     Recognition and Retention Plan                                (488)            (118)
                                                                -------          -------
          TOTAL SHAREHOLDERS' EQUITY                             10,827           14,004
                                                                -------          -------
          TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                            $78,042          $71,854
                                                                =======          =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                              HOME CITY FINANCIAL CORPORATION
                                                       SPRINGFIELD, OHIO
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

                                                                  (Unaudited)            (Unaudited)
                                                                 3 Months Ended         6 Months Ended
                                                               June 30,  June 30,     June 30,  June 30,
                                                               --------  --------     --------  --------
                                                                 1998      1997         1998      1997
                                                                 ----      ----         ----      ----
INTEREST INCOME:
Loans                                                          $ 1,604   $ 1,264      $ 3,106   $ 2,467
Mortgage-backed securities                                           9        12           19        37
Investment securities                                               47       120          107       195
Federal funds sold                                                   2         7            3        17
Time deposits                                                        0         4            0        62
Interest-bearing demand deposits in other banks                      7         8           14        25
                                                               -------   -------      -------   -------
     TOTAL INTEREST INCOME                                       1,669     1,415        3,249     2,803
                                                               -------   -------      -------   -------

INTEREST EXPENSE:
Deposits                                                           726       683        1,423     1,350
Advances from Federal Home Loan Bank and other borrowings          113        65          208       131
                                                               -------   -------      -------   -------
     TOTAL INTEREST EXPENSE                                        839       748        1,631     1,481
                                                               -------   -------      -------   -------

     NET INTEREST INCOME                                           830       667        1,618     1,322
Provision for loan losses                                           20         0           32        20
                                                               -------   -------      -------   -------
     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                          810       667        1,586     1,302

NON-INTEREST INCOME:
Service charges on deposits                                          3         2            6         4
Life insurance                                                      13        15           26        30
Gain (loss) on sale of securities, net                               1         0            1       (19)
Other income                                                         2         2            4         7
                                                               -------   -------      -------   -------
     TOTAL NON-INTEREST INCOME                                      19        19           37        22
                                                               -------   -------      -------   -------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                     231       186          482       342
Supplies, telephone and postage                                     13        10           24        25
Occupancy and equipment                                             28        27           53        52
FDIC deposit insurance                                               9         9           17        17
Data processing                                                     26        20           49        35
Legal, accounting and examination                                   61        57          132       110
Franchise taxes                                                     45        43           90        88
Other expenses                                                      61        47          109       101
                                                               -------   -------      -------   -------
     TOTAL NON-INTEREST EXPENSE                                    474       399          956       770

     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                              355       287          667       554
Federal income tax expense                                         115        71          215       160
                                                               -------   -------      -------   -------
     NET INCOME                                                    240       216          452       394
Other comprehensive income                                          (5)       80           38        44
                                                               -------   -------      -------   -------
     TOTAL COMPREHENSIVE INCOME                                $   235   $   296      $   490   $   438
                                                               =======   =======      =======   =======

Earnings per common share based on net income figures:
    Basic earnings per common share                            $  0.29   $  0.25      $  0.55   $  0.45
    Diluted earnings per common share                          $  0.26   $  0.23      $  0.49   $  0.42

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                               HOME CITY FINANCIAL CORPORATION
                                      SPRINGFIELD, OHIO
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================================
                                                                     (Dollars in thousands)

                                                                   (Unaudited)    (Unaudited)
                                                                 6 Months Ended 6 Months Ended
                                                                     June 30,       June 30,
                                                                     --------       --------
                                                                       1998           1997
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   452        $   394
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Premium amortization, net of discount accretion                  7            (13)
          Provision for loan losses                                       32             20
          Loss on sale of mortgage-backed securities                       0             19
          Depreciation                                                    25             20
          Deferred income taxes                                           29            (80)
          Life insurance income, net of expenses                         (14)             0
          Employee Stock Ownership Plan compensation expense              32              0
          FHLB stock dividend                                            (16)             0
          Changes in operating assets and liabilities:
              (Increase) decrease in accrued interest receivable           2            (94)
              Increase in other assets                                  (148)           (56)
              Increase (decrease) in accrued interest payable             24             (6)
              Decrease in other liabilities                              (21)          (121)
                                                                     -------        -------
     Net cash provided by operating activities                           404             83
                                                                     -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities                               (70)        (6,983)
Proceeds from sales of available-for-sale securities                     600              0
Proceeds from maturities of available-for-sale securities              1,134          1,136
Proceeds from sales of mortgage-backed securities,
     available-for-sale                                                    0          1,891
Principal collections on mortgage-backed securities,
     available-for-sale                                                   78            128
Net increase in loans                                                 (7,917)        (5,497)
Purchases of properties and equipment                                    (28)           (23)
                                                                     -------        -------
     Net cash used in investing activities                            (6,203)        (9,348)
                                                                     -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                               5,657            666
Net increase (decrease) in short-term FHLB advances                   (1,500)         1,200
Proceeds from new long-term FHLB advances                              4,375              0
Payments on long-term FHLB advances                                     (246)          (182)
Net increase (decrease) in advance payments by borrowers
     for taxes and insurance                                             (45)           (48)
Purchase of common shares by RRP                                        (370)             0
Purchase of FHLB stock                                                   (37)             0
Increase in other borrowings                                           1,100              0
Dividends paid                                                          (163)          (152)
Special cash distribution                                             (3,166)             0
                                                                     -------        -------
     Net cash provided by financing activities                         5,605          1,484
                                                                     -------        -------
     Net increase (decrease) in cash and cash equivalents               (194)        (7,781)

CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                    1,518          9,839
                                                                     -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                                     $ 1,324        $ 2,058
                                                                     =======        =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                          HOME CITY FINANCIAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 1998, and December 31, 1997
                                     (Unaudited)
================================================================================

NOTE 1.BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial condition as of June 30, 1998, and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                          (Dollars in thousands)

                                Six months ended          Six months ended
                                   June 30,                  December 31,
                                     1998                       1997
                                     ----                       ----

Balance, beginning of period         $452                       $445
Provision for loan losses              32                         23
Charge-offs                           (40)                       (16)
Recoveries                              3                          0
                                     ----                       ----
Balance, end of period               $447                       $452
                                     ====                       ====



NOTE 3.ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 1998, consisted of three short-term advances totaling
$ 2.5 million and ten long-term advances totaling $ 5.8 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                       (Dollars in thousands)

                               At June 30, 1998                        At December 31, 1997
                     -----------------------------------       -----------------------------------
                                Range of     Weighted-                      Range of       Weighted-
                                interest     average                        interest       average
                     Amount     rates        interest rate       Amount     rates          interest rate
                     ------     -----        -------------       ------     -----          -------------
Due within
   one year          $2,500     5.27%-6.02%  5.42%               $2,000      5.87%         5.87%

After one but
   within five       $2,812     5.43%-6.30%  5.55%               $  538      5.85%-6.30%   6.10%
   years

After five years     $3,029     3.30%-8.35%  6.47%               $3,174      3.30%-8.35%   6.51%


NOTE 4.REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 1998.

                                            (Dollars in thousands)

                                                                     Categorized as "Well
                                                                     Capitalized" Under
                                                 For Capital         Prompt Corrective
                                   Actual        Adequacy Purposes   Action Provisions
                              _______________    _________________   ____________________
                              Amount    Ratio    Amount     Ratio    Amount    Ratio
                              ______    _____    ______     _____    ______    _____

Total Risk-Based Capital      $11,186   22.3%    $ 4,013    8.0%     $ 5,017   10.0%
  (To Risk-Weighted Assets)

Tier I Capital                 11,304   22.5%      N/A      N/A        3,010    6.0%
  (To Risk-Weighted Assets)

Tier I Capital                 11,304   14.5%      3,112    4.0%       3,890    5.0%
  (To Total Assets)

Tangible Capital               11,304   14.5%      1,167    1.5%         N/A     N/A
  (To Total Assets)


NOTE 5.EARNINGS PER SHARE

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

                                    For the Quarter Ended June 30, 1998
                                    ___________________________________
                                   Income         SharesPer       Share
                                  (Numerator)    (Denominator)    Amount
                                  ___________    _____________    ______
Basic EPS
Income available to
     common shareholders           $239,934       817,462         $0.29
                                                                  =====
Effect of dilutive securities:
RRP shares                                0        23,802
ESOP shares                               0        68,558
Stock options                             0        15,285
                                   --------       -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions           $239,934       925,107         $0.26
                                   ========       =======         =====

                                     For the Quarter Ended June 30, 1997
                                   ---------------------------------------
                                    Income        SharesPer       Share
                                   (Numerator)    (Denominator)   Amount
                                   -----------    -------------   ------
Basic EPS
Income available to
     common shareholders           $216,016       876,024         $0.25
                                                                  =====
Effect of dilutive securities:
RRP shares                                0             0
ESOP shares                               0        76,176
Stock options                             0             0
                                   --------       -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions           $216,016       952,200         $0.23
                                   ========       =======         =====


NOTE 6.COMPREHENSIVE INCOME

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


HCFC has chosen to disclose comprehensive income. Components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                       (Dollars in thousands)

                                                 Three months ended June 30, 1998
                                               -------------------------------------
                                                           Tax
                                               Before-Tax  (Expense)      Net-of-Tax
                                               Amount      or Benefit     Amount
                                               ------      ----------     ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                $   (2)      $   (2)       $   (4)
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                               (2)           1            (1)
                                               ------       ------        ------
     Net unrealized gains (losses)                 (4)          (1)           (5)
                                               ------       ------        ------
Other comprehensive income                     $   (4)      $   (1)       $   (5)
                                               ======       ======        ======

                                                        (Dollars in thousands)

                                                 Three months ended June 30, 1997
                                               -------------------------------------
                                                            Tax
                                               Before-Tax   (Expense)     Net-of-Tax
                                               Amount       or Benefit    Amount
                                               ------       ----------    ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                $  118       $  (38)       $   80
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                0            0             0
                                               ------       ------        ------
     Net unrealized gains (losses)                118          (38)           80
                                               ------       ------        ------
Other comprehensive income                     $  118       $  (38)       $   80
                                               ======       ======        ======

                                                    (Dollars in thousands)

                                                 Six months ended June 30, 1998
                                            ----------------------------------------
                                                         Tax
                                            Before-Tax   (Expense)        Net-of-Tax
                                            Amount       or Benefit       Amount
                                            ------       ----------       ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period             $   63       $  (24)          $   39
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                            (2)           1               (1)
                                            ------       ------           ------
     Net unrealized gains (losses)              61          (23)              38
                                            ------       ------           ------
Other comprehensive income                  $   61       $  (23)          $   38
                                            ======       ======           ======
                                                     (Dollars in thousands)

                                                Six months ended June 30, 1997
                                            ----------------------------------------
                                                         Tax
                                            Before-Tax   (Expense)        Net-of-Tax
                                            Amount       or Benefit       Amount
                                            ------       ----------       ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period             $   47       $  (16)          $   31
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                            19           (6)              13
                                            ------       ------           ------
     Net unrealized gains (losses)              66          (22)              44
                                            ------       ------           ------
Other comprehensive income                  $   66       $  (22)          $   44
                                            ======       ======           ======

The following table sets forth the components of accumulated other comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                                 (Dollars in thousands)

                                                     Three months ended         Six months ended
                                                          June 30,                   June 30,
                                                          --------                   --------
                                                     1998          1997         1998         1997
                                                     ----          ----         ----         ----
Beginning balance                                  $  375        $  180       $  332       $  216
Unrealized gains (losses) on securities, net           (5)           80           38           44
                                                   ------        ------       ------       ------
Ending balance                                     $  370        $  260       $  370       $  260
                                                   ======        ======       ======       ======

NOTE 7.RECLASSIFICATIONS

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and six-month periods ended June 30, 1998. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted-average number of shares used in the earnings per common share calculation.

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

Changes in Financial Condition

     At June 30, 1998, the consolidated assets of the Company totaled $78.0 million, an increase of $6.1 million, or 8.61%, from $71.9 million at December 31, 1997. The increase in total assets was primarily the result of a $7.9 million increase in loans receivable funded primarily by a $5.7 million increase in deposits.

     Net loans receivable increased by $7.9 million, or 12.61%, to $70.4 million at June 30, 1998, compared to $62.5 million at December 31, 1997. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     Investment securities decreased $1.6 million, or 31.53%, from $5.0 million at December 31, 1997, to $3.4 million at June 30, 1998. The decrease was primarily the result of scheduled maturities of short-term investments being rolled into higher earning non-residential real estate and commercial loan production.

     During the six months ended June 30, 1998, $78,000 of principal payments were received on mortgage- backed and related securities ("MBS"). No other transactions, purchases or sales, occurred during the period.

     Deposit liabilities increased $5.7 million, or 10.94%, from $51.7 million at December 31, 1997, to $57.3 million at June 30, 1998. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB increased $2.6 million, or 46.03%, from $5.7 million at December 31, 1997, to $8.3 million at June 30, 1998. The funds obtained were utilized to support the increased loan demand.

     Total shareholders' equity decreased $3.2 million, or 22.69%, from $14.0 million at December 31, 1997, to $10.8 million at June 30, 1998. This decrease was primarily the result of a special cash distribution to shareholders of $3.2 million, offset by $452,000 in earnings for the first six months of fiscal and a $38,000 increase in the unrealized gains on securities available-for-sale together with the $370,000 purchase of common shares by the RRP trust and dividends paid of $163,000 during the six months ended June 30, 1998.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At June 30, 1998, the Bank's regulatory liquidity ratio was 6.10%. At such date, the Bank had commitments to originate loans totaling $1.5 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at June 30, 1998.

     Savings associations are required to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital less intangible assets.

     Core capital is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain Core capital of at least 3% of the association's total assets.

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as Core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $447,000 at June 30, 1998.

     At June 30, 1998, the Bank had no material commitments for capital expenditures.

     On February 23, 1998, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.09 per share to each shareholder of record on March 9, 1998, to be paid on March 16, 1998. On May 27, 1998, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.09 per share to each shareholder of record on May 29, 1998, to be paid on June 15, 1998.

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

                               Results of Operations

Comparison of Three Months Ended June 30, 1998 and 1997

     General. Net income increased $24,000, or 11.11%, from $216,000 for the three months ended June 30, 1997, to $240,000 for the three months ended June 30, 1998. This increase was primarily attributed to an increase in net interest income and partially offset by increases in non-interest expense.

     Interest Income. The $7.5 million increase in average earning assets contributed to an increase in interest income of $254,000, or 17.95%, for the three months ended June 30, 1998 compared to 1997. The increase was attributed to the additional loan income of $340,000 resulting from an increase in loans receivable, which was partially offset by a decrease of $86,000 in interest income on other earning assets. Of the overall increase in interest income, $205,000 is attributable to earning asset volume increases and $49,000 is attributable to rate increases.

     Interest Expense. Interest expense on deposit liabilities increased $43,000 for the three months ended June 30, 1998, as compared to the same period in 1997. Although total average deposits increased by $4.6 million comparing June 30, 1998 to 1997, the average interest paid on interest-bearing deposits decreased by 14 basis points from 5.54% for the three months ended June 30, 1997, to 5.40% for the same period ended June 30, 1998. The average balance of FHLB advances increased from $4.1 million for the three-month period ended June 30, 1997, to $7.5 million for the same period ended June 30, 1998, resulting in an increase in interest on FHLB advances of $48,000 for the three months ended June 30, 1998, compared to the same period ended June 30, 1997.

     Provision for Loan Losses. The provision for loan losses was $20,000 and there were net charge-offs of $28,000 during the three months ended June 30, 1998, compared to no provision and no charge offs or recoveries during the three months ended June 30, 1997. The provision was increased based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties, which are considered to have less risk.

     Non-Interest Income. Non-interest income remained constant at $19,000 for the three months ended June 30, 1998 and 1997.

     Non-Interest Expense. Non-interest expense increased $75,000, or 18.80%, to $474,000 for the three months ended June 30, 1998, from $399,000 in the comparable period in 1997. Of this increase, $45,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting the addition of staff related to the non-residential real estate and commercial lending function and an increase in compensation expense for the RRP and the ESOP due to increases in the average stock price. The annualized ratio of non-interest expense to average total assets was 2.48% and 2.31% for the three months ended June 30, 1998 and 1997, respectively.

     Income Taxes. The provision for income taxes increased $44,000 for the three months ended June 30, 1998, compared with the prior year, primarily as a result of higher income for the quarter.

Comparison of Six Months Ended June 30, 1998 and 1997

     General. Net income increased $58,000, or 14.72%, from $394,000 for the six months ended June 30, 1997, to $452,000 for the six months ended June 30, 1998. This increase was primarily attributed to an increase in net interest income and non-interest income partially offset by increases in non-interest expense.

     Interest Income. The $6.8 million increase in average earning assets contributed to an increase in interest income of $446,000, or 15.91%, for the six months ended June 30, 1998 compared to 1997. The increase was attributed to the additional loan income of $639,000 resulting from an increase in loans receivable which was offset by a decrease of $193,000 in interest income on other earning assets. Of the overall increase in interest income, $287,000 is attributable to earning asset volume increases and $159,000 is attributable to rate increases.

     Interest Expense. Interest expense on deposit liabilities increased $73,000 for the six months ended June 30, 1998, as compared to the same period in 1997. Although total average deposits increased by $4.1 million comparing June 30, 1998 to 1997, the average interest paid on interest-bearing deposits decreased by 16 basis points from 5.53% for the six months ended June 30, 1997, to 5.37% for the same period ended June 30, 1998. The average balance of FHLB advances increased from $4.1 million for the six-month period ended June 30, 1997, to $6.9 million for the same period ended June 30, 1998, resulting in an increase in interest on FHLB advances of $77,000 for the six months ended June 30, 1998, compared to the same period ended June 30, 1997.

     Provision for Loan Losses. The provision for loan losses was $32,000 and there were net charge-offs of $37,000 during the six months ended June 30, 1998, compared to a $20,000 provision and recoveries of $48,000 during the six months ended June 30, 1997. The provision was increased based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $15,000, or 68.18%, to $37,000 for the six months ended June 30, 1998. The increase was primarily attributable to a $19,000 loss recognized on the sale of mortgage-backed securities realized in the six months ended June 30, 1997.

     Non-Interest Expense.  Non-interest expense increased $186,000, or
24.16%, to $956,000 for the six months ended June 30, 1998, from $770,000 in the comparable period in 1997. Of this increase, $140,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting the addition of staff related to the non-residential real estate and commercial lending function and an increase in compensation expense for the RRP and the ESOP due to increases in the average stock price. Legal, accounting and examination expenses increased from $110,000 for the six months ended June 30, 1997, to $132,000 for the same six months ended June 30, 1998. The annualized ratio of non-interest expense to average total assets was 2.48% and 2.24% for the six months ended June 30, 1998 and 1997, respectively.

     Income Taxes. The provision for income taxes increased $55,000 for the six months ended June 30, 1998, compared with the prior year, primarily as a result of higher income for the six month period.

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

                Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable


     ITEM 5 - OTHER INFORMATION

                    The Securities and Exchange Commission has recently amended
                Rule 14a-4 to provide that with respect to a shareholder proposal to be presented at an annual shareholders' meeting other than pursuant to Rule 14a-8 (i.e., which is not to be included in the registrant's proxy statement), the registrant's management may exercise discretionary voting authority under proxies solicited by it for the meeting, without mention of the proposal in the proxy materials,if it receives notice of the proposed non-Rule 14a-8 shareholder action less than 45 days prior to the calendar date its proxy materials were mailed for the prior year's annual meeting.

                    As this new provision applies to the Company, in the event notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after February 7, 1999, the Company will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                a.  Exhibit 27: Financial Data Schedule, June 30, 1998

                b. Report on Form 8-K was filed during the quarter ended June 30, 1998.

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       HOME CITY FINANCIAL CORPORATION


Date: /s/ August 13, 1998              /s/ Douglas L. Ulery
      ___________________              -------------------------------
                                       Douglas L. Ulery
                                       President



Date: /s/ August 13, 1998              /s/ Charles A. Mihal
      -------------------              -------------------------------
                                       Charles A. Mihal
                                       Treasurer and Chief Financial Officer