Form 10QSB
period 1998-09-30
HOME CITY FINANCIAL CORP
filed 1998-11-16
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                        FORM 10-QSB


(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED SEPTEMBER 30, 1998
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM  _________ TO __________

                        Commission file number  - 0-21809

                            HOME CITY FINANCIAL CORPORATION
         (Exact name of small business issuer as specified in its charter)


             OHIO                                        34-18394751
------------------------------           -----------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

63 West Main Street
Springfield, Ohio                                          45502
------------------------------            -----------------------------------
(Address of principal executive
offices)                                               (Zip Code)

                                 (937) 324-5736
                           (Issuer's telephone number)

                                       N/A
                                       ---
                (Former name, former address and former fiscal year, if
                            changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.      Yes
X     No
--

As of October 30, 1998, 904,590 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

                          HOME CITY FINANCIAL CORPORATION
                               SPRINGFIELD, OHIO

                                   FORM 10-QSB

                                      INDEX
===============================================================================
                                                           Page Number

PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                          3
           September 30,1998, and December 31, 1997

           Condensed consolidated statements of income and                   4
           comprehensive income -- Three and nine months ended
           September 30,1998 and 1997

           Condensed consolidated statements of cash flows                   5
           Nine months ended September 30,1998 and 1997

           Notes to condensed consolidated financial                         6
           statements -- September 30,1998, and December 31, 1997

Item 2.    Management's Discussion and Analysis of Financial                12
           Condition and Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               18

Item 2.     Changes in Securities and Use of Proceeds                       18

Item 3.     Defaults upon Senior Securities                                 18

Item 4.     Submission of Matters to a Vote of Security Holders             18

Item 5.     Other Information                                               18

Item 6.     Exhibits and Reports on Form 8-K                                18

Signatures                                                                  19



                            HOME CITY FINANCIAL CORPORATION
                                  SPRINGFIELD,  OHIO
                              CONSOLIDATED BALANCE SHEETS
================================================================================

                                                         (Dollars in thousands)
                                                       (Unaudited)
                                                  At September 30,  At December 31,
                                                             1998            1997
                                                             ----            ----

ASSETS
Cash and cash equivalents:
     Cash and due from banks                               $ 1,343          $   827
     Interest-bearing demand deposits in other banks           372              591
     Federal funds sold                                          0              100
                                                            ------            -----
          Total cash and cash equivalents                    1,715            1,518

Time deposits with original maturities of 90 days or more       23               23
Investment securities available-for-sale, at fair value      3,509            5,018
Mortgage-backed and related securities available-for-sale,
     at fair value                                             586              700
Loans, net                                                  72,669           62,535
Accrued interest receivable                                    461              409
Properties and equipment                                       508              493
Cash surrender value of life insurance                       1,114            1,085
Other assets                                                   181               73
                                                           -------           -----
          TOTAL ASSETS                                     $80,766          $71,854
          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                   $58,181          $51,689
Advances from Federal Home Loan Bank                         9,893            5,712
Other borrowings                                             1,100                0
Accrued interest payable                                       119               79
Advance payments by borrowers for taxes and insurance           48               71
Deferred income taxes                                           97               68
Other liabilities                                              303              231
                                                             -----           -----

          TOTAL LIABILITIES                                 69,741           57,850

Shareholders' equity:
Preferred shares of no par value; 1,000,000 shares
authorized; no shares issued and outstanding                     0                0
Common shares of no par value; 5,000,000
authorized; 952,200 shares issued                                0                0
Additional paid-in capital                                   6,015            9,150
Retained earnings, substantially restricted                  6,495            6,037
Treasury stock, 47,610 common shares; at cost                 (711)            (711)
Accumulated other comprehensive income                         400              332
Common shares purchased by:
   Employee Stock Ownership Plan                              (686)            (686)
   Recognition and Retention Plan                             (488)            (118)
                                                             ------           -----

          TOTAL SHAREHOLDERS' EQUITY                         11,025          14,004
                                                             ------          ------

          TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY         $80,766         $71,854
                                                            =======          ======

The accompanying notes are an integral part of these financial statements.
================================================================================

                          HOME CITY FINANCIAL CORPORATION
                                  SPRINGFIELD, OHIO
             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
================================================================================


                                                     (Dollars in thousands)
                                             (Unaudited)                 (Unaudited)
                                            3 Months Ended                        9 Months Ended
                                     September 30     September 30      September 30    September  30
                                     -------------    ------------      ------------      -------------
                                          1998          1997               1998              1997
                                          ----          ----               ----              ----
INTEREST INCOME:
Loans                                    $1,714         $1,370           $ 4,820     $ 3,837
Mortgage-backed securities                    8             12                27          49
Investment securities                        42            111               149         306
Federal funds sold                            1              6                 4          23
Time deposits                                 0              4                 0          66
Interest-bearing demand
   deposits in other banks                    5              9                19          34
                                          -----          -----            ------      ------

     TOTAL INTEREST INCOME                1,770          1,512             5,019       4,315

INTEREST EXPENSE:
Deposits                                    754            705             2,177       2,055
Advances from Federal Home Loan Bank
     and other borrowings                   159             66               367         197
                                         ------          -----            ------      ------

     TOTAL INTEREST EXPENSE                 913            771             2,544       2,252
                                         ------          -----             -----      ------

     NET INTEREST INCOME                    857            741             2,475       2,063
Provision for loan losses                    21              8                53          28
                                         ------          -----            ------      ------

     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                   836            733             2,422       2,035

NON-INTEREST INCOME:
Service charges on deposits                   0              2                 6           6
Life insurance                               20             13                46          43
Gain (loss) on sale of securities, net        0              0                 1         (19)
Other income                                  7              3                11          10
                                         ------         ------            ------      ------

     TOTAL NON-INTEREST INCOME               27             18                64          40
                                         ------         ------            ------      ------

NON-INTEREST EXPENSE:
Salaries and employee benefits              230            171               712         513
Supplies, telephone and postage              12             10                36          35
Occupancy and equipment                      40             29                93          81
FDIC deposit insurance                        8              8                25          25
Data processing                              25             24                74          59
Legal, accounting and examination            66             53               198         163
Franchise taxes                              46             43               136         131
Other expenses                               66             46               175         147
                                         ------         ------            ------      ------

     TOTAL NON-INTEREST EXPENSE             493            384             1,449       1,154
                                         ------         ------            ------      ------

     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                       370            367             1,037         921
Federal income tax expense                  120            124               335         284
                                         ------         ------            ------      ------

     NET INCOME                             250            243               702         637
Other comprehensive income                   30             11                68          55
                                         ------         ------            ------      ------

     TOTAL COMPREHENSIVE INCOME          $  280         $  254            $  770      $  692
                                         ======         ======            ======      ======

Earnings per common share based on net income figures:

    Basic earnings per common share       $0.31          $0.29             $0.86       $0.74
    Diluted earnings per common share     $0.27          $0.27             $0.76       $0.69

The accompanying notes are an integral part of these financial statements.
================================================================================

                                HOME CITY FINANCIAL CORPORATION
                                      SPRINGFIELD, OHIO
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                       (Dollars in thousands)


                                                         (Unaudited)       (Unaudited)
                                                       9 Months Ended     9 Months Ended
                                                        September 30,      September 30,
                                                            1998             1997
                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $702              $637
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Premium amortization, net of discount accretion            10               (12)
Provision for loan losses                                     53                28
          Net loss on sale of available-for-sale securities    0                20
Depreciation                                                  36                31
Deferred income taxes                                         20               (37)
Life insurance income, net of expenses                       (29)               (7)
Employee Stock Ownership Plan compensation expense            31                 0
          FHLB stock dividend                                (26)              (22)
          Changes in operating assets and liabilities:
          Increase in accrued interest receivable            (52)              (88)
          Increase in other assets                          (108)              (24)
          Increase (decrease) in accrued interest payable     40                (1)
          Increase (decrease) in other liabilities            72               (96)
                                                             ---               ---
     Net cash provided by operating activities               749               429

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities                   (70)           (6,983)
Proceeds from sales of available-for-sale securities         600               400
Proceeds from maturities of available-for-sale securities  1,134             4,136
Proceeds from sales of mortgage-backed securities,
available-for-sale                                             0             1,891
Principal collections on mortgage-backed securities,
available-for-sale                                           110               151
Net increase in loans                                    (10,187)           (9,281)
Purchases of properties and equipment                        (51)              (45)
                                                          ------             ------
     Net cash used in investing activities                (8,464)           (9,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                   6,492             2,073
Net increase in short-term FHLB advances                     200               500
Proceeds from new long-term FHLB advances                  4,375                 0
Payments on long-term FHLB advances                         (394)             (279)
Net decrease in advance payments by borrowers
for taxes and insurance                                      (23)              (19)
Purchase of common shares by RRP                            (370)                0
Purchase of FHLB stock                                       (58)                0
Increase in other borrowings                               1,100                 0
Dividends paid                                              (244)             (224)
Special cash distribution                                 (3,166)                0
Purchase of treasury shares                                    0              (711)
                                                           -----              -----
     Net cash provided by financing activities             7,912             1,340
                                                           -----              -----

     Net increase (decrease) in cash and cash equivalents    197            (7,962)

CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                        1,518             9,839
                                                           -----             -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                           $1,715           $1,877
                                                            =====            =====

The accompanying notes are an integral part of these financial statements.
================================================================================

                           HOME CITY FINANCIAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30,1998, and December 31, 1997
                                     (Unaudited)
================================================================================


NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial condition as of September 30,1998, and December 31, 1997, and the results of operations for the three and nine months ended September 30,1998 and 1997, and the cash flows for the nine months ended September 30,1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30,1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                (Dollars in thousands)
                                    Nine months ended        Six months ended
                                      September 30,            December 31,
                                           1998                    1997
                                           ----                    ----

Balance, beginning of period               $452                    $445
Provision for loan losses                    53                      23
Charge-offs                                 (40)                    (16)
Recoveries                                   13                       0
                                           ----                    ----

Balance, end of period                     $478                    $452
                                           ====                    ====


NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30,1998, consisted of eight short-term advances totaling $ 4.2 million and ten long-term advances totaling $5.7 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                               (Dollars in thousands)
                                  At September 30, 1998     At December 31, 1997



                                 Range of      Weighted-     Range of     Weighted
                                 interest       average      interest      average
                     Amount        rates     interest rate    Amount       rates      interest rates
                     ------        -----     -------------    ------     --------     --------------
Due within
     one year
                     $4,200     5.27%-5.65%       5.47%       $2,000       5.87%          5.87%

After one but
     within five
     years           $2,738     5.43%-6.30%       5.54%        $ 538       5.85%-6.30%    6.10%

After five years     $2,955     3.30%-8.35%       6.46%       $3,174       3.30%-8.35%    6.51%

NOTE 4.  OTHER BORROWINGS

Other borrowerings at September 30, 1998, consisted of a short-term variable rate commercial note which HCFC obtained from a local bank. The interest rate is indexed to prime and interest payments are to be made monthly. The principal balance is due at maturity.


NOTE 5.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30,1998.

                                                    (Dollars in thousands)
                                                                      Categorized as "Well
                                                                         Capitalized" Under
                                                      For Capital         Prompt Corrective
                                     Actual         Adequacy Purposes      Action Provisions
                                     ------         -----------------    -----------------
                                 Amount     Ratio     Amount     Ratio     Amount     Ratio
                                 ------     -----     ------     -----     ------
Total Risk-Based Capital
     (To Risk-Weighted Assets)   $11,461     21.8%     $4,212     8.0%     $5,265     10.0%

Tier I Capital
     (To RisK-Weighted Assets)    11,578     22.0%       N/A       N/A      3,159      6.0%

Tier I Capital                                                        (1)
     (To Total Assets)            11,578     14.4%      2,418      3.0%     4,031      5.0%

Tangible Capital
     (To Total Assets)            11,578     14.4%      1,209      1.5%     N/A       N/A

(1)  Under the Prompt Corrective Action Provisions of the Office of Thrift
     Supervision, the required ratio could be 4% based upon the examination rating of each financial institution.

NOTE 6.  EARNINGS PER SHARE

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


                                          For the Three Months Ended
                                              September 30, 1998
                                              ------------------
                                                                   Per
                                  Income           Shares         Share
                                (Numerator)     (Denominator)     Amount
Basic EPS
Income available to
     common shareholders         $250,128          812,230         $0.31

Effect of dilutive securities:
RRP shares                              0            23,802
ESOP shares                             0            68,558
Stock options                           0             6,434
                                  -------           -------

Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $250,128          911,024         $0.27
                                  ========          =======         =====




                                          For the Three Months Ended
                                              September 30, 1997
                                              ------------------
                                                                    Per
                                   Income           Shares         Share
                                 (Numerator)     (Denominator)     Amount
                                 -----------     -------------     ------
Basic EPS
Income available to
     common shareholders          $243,054          839,507         $0.29

Effect of dilutive securities:
RRP shares                               0                0
ESOP shares                              0           76,176
Stock options                            0                0
                                   --------         --------

Diluted EPS
Income available to
     common shareholders +
     assumed conversions           $243,054         915,683         $0.27
                                    =======         =======          ====

                                           For the Nine Months Ended
                                                 September 30, 1998

                                  Income            Shares
                                (Numerator)      (Denominator)      Amount
Basic EPS
Income available to
     common shareholders         $701,926            819,641        $0.86

Effect of dilutive securities:
RRP shares                              0             23,802
ESOP shares                             0             68,558
Stock options                           0             10,435
                                   ------            -------

Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $701,926           922,436        $0.76
                                   =======           =======        =====


                                       For the Nine Months Ended
                                          September 30, 1997
                                          ------------------
                                                                    Per
                                   Income           Shares         Share
                                 (Numerator)     (Denominator)     Amount
                                 -----------     -------------     ------
Basic EPS
Income available to
     common shareholders          $637,585           854,552         $0.74

Effect of dilutive securities:
RRP shares                               0                 0
ESOP shares                              0            76,176
Stock options                            0                 0
                                   -------            ------          -----

Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $637,585           930,728          $0.69
                                  ========           =======          =====

NOTE 7.  COMPREHENSIVE INCOME

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

HCFC has chosen to disclose comprehensive income. Components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and nine months ended September 30,1998 AND 1997:

                                           (Dollars in thousands)
                                   Three months ended September 30, 1998
                                   -------------------------------------
                                                          Tax
                                          Before-Tax    (Expense)    Net-of-Tax
                                           Amount       or Benefit     Amount
                                           ------       ----------     ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period              $45           $(15)          $30
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                           0               0            0
                                              --              --           --

     Net unrealized gains (losses)            45             (15)          30
                                              --              --           --

Other comprehensive income                   $45             $(15)        $30
                                              ==             =====        ===



                                                  (Dollars in thousands)
                                        Three months ended September 30, 1997
                                        -------------------------------------
                                                        Tax
                                      Before-Tax      (Expense)      Net-of-Tax
                                        Amount        or Benefit       Amount
                                        ------        ----------       ------

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period           $18            $(7)           $11
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                        0              0              0
                                          ---            ---            ---

     Net unrealized gains (losses)         18             (7)            11
                                          ---             ---           ---

Other comprehensive income                $18            $(7)           $11
                                         ====            ====          ====




                                                (Dollars in thousands)
                                        Nine months ended September 30, 1998
                                        ------------------------------------
                                                    Tax
                                   Before Tax     (Expense)         Net-of-Tax
                                      Amount      or Benefit           Amount
                                      ------      ----------           ------

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period         $108        $(39)               $69
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                      (2)          1                 (1)
                                         ---         ---                ---
                                         106         (38)                68
                                         ---         ---                ---
     Net unrealized gains (losses)      $106        $(38)               $68
                                        ====        ====               ====

                                                   (Dollars in thousands)
                                          Nine months ended September 30, 1997
                                                          Tax
                                         Before-Tax    (Expense)     Net-of-Tax
                                          Amount       or Benefit       Amount
                                          ------       ----------       ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period             $65           $(23)           $42
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                         19             (6)            13

     Net unrealized gains (losses)           84            (29)            55
                                            ---             ---            --

Other comprehensive income                  $84           $(29)           $55
                                            ===           =====           ===

The following table sets forth the components of accumulated other comprehensive income for the three and nine months ended September 30, 1998 and 1997:

                                                      (Dollars in thousands)
                                            Three months ended Nine months ended
                                               September 30,    September 30,
                                               -------------    -------------
                                               1998     1997    1998     1997
                                               ----     ----    ----     ----
Beginning balance                              $370     $260    $332     $216
Unrealized gains (losses) on securities, net     30       11      68       55
                                                ---     ----    ----     ----

Ending balance                                 $400     $271    $400     $271
                                               ====     ====    ====     ====


NOTE 8. RECLASSIFICATIONS

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and nine-month periods ended September 30,1998 and 1997. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted-average number of shares used in the earnings per common share calculation.

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

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises." The new standard becomes effective for years beginning after December 15, 1997, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of this statement is not material to the Company.

Year 2000 Readiness

     Because the Bank's operations rely extensively on computer systems, the Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 ("Y2K") correctly. The Bank has developed an Action Plan Year 2000, which was presented to the Board of Directors in the middle of 1997. The Board of Directors appointed a Year 2000 Committee, which reports to the Board of Directors monthly.

     The Bank relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, securities pricing information and wire transfers. The Year 2000 Committee is working with the vendors to assess their Y2K readiness. Based upon an initial assessment, the Board of Directors believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the third-party vendors are taking the appropriate steps to ensure that critical systems will function properly. The planned modifications and conversions should be completed and tested by June 30, 1999.

     All personal computers ("PCs") and related software throughout the Bank have been inventoried and tested for Y2K capabilities. Those PCs identified as not being Y2K compatible have been replaced. The Bank has estimated that the cost for new hardware and software will be approximately $38,000.

     If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Company could be materially adversely affected. The Bank is developing contingency plans for continued operations in the event of system failure.

     In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank is assessing such risks among its customers. The Company could also be materially adversely affected if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. The Bank is therefore attempting to assess these risks and take action to minimize their effect.

                        Changes in Financial Condition

     At September 30, 1998, the consolidated assets of the Company totaled $80.8 million, an increase of $8.9 million, or 12.40%, from $71.9 million at December 31, 1997. The increase in total assets was primarily the result of a $10.1 million increase in loans receivable funded primarily by a $6.5 million increase in deposits and $4.2 million increase in advances from the FHLB.

     Net loans receivable increased by $10.1 million, or 16.21%, to $72.7 million at September 30,1998, compared to $62.5 million at December 31, 1997. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     Investment securities decreased $1.5 million, or 30.07%, from $5.0 million at December 31, 1997, to $3.5 million at September 30,1998. The decrease was primarily the result of scheduled maturities of short-term investments being rolled into higher earning non-residential real estate and commercial loan production.

     During the nine months ended September 30,1998, $110,000 of principal payments were received on mortgage- backed and related securities ("MBS"). No other transactions, purchases or sales, occurred during the period.

     Deposit liabilities increased $6.5 million, or 12.56%, from $51.7 million at December 31, 1997, to $58.2 million at September 30,1998. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB increased $4.2 million, or 73.20%, from $5.7 million at December 31, 1997, to $9.9 million at September 30,1998. The funds obtained were utilized to support the increased loan demand.

     Other borrowing of $1.1 million was also initiated to assist in funding of the special cash distribution to shareholders in June 1998.

     Total shareholders' equity decreased $3.0 million, or 21.27%, from $14.0 million at December 31, 1997, to $11.0 million at September 30,1998. This decrease was primarily the result of a special cash distribution to shareholders of $3.2 million, offset by $770,000 in earnings for the first nine months of fiscal year 1998 and a $68,000 increase in the unrealized gains on securities available-for-sale together with the $370,000 purchase of common shares by the RRP Trust and dividends paid of $244,000 during the nine months ended September 30,1998.

     The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. The Bank also has the ability to borrow from the FHLB and other local financial institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investments portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At September 30,1998, the Bank's regulatory liquidity ratio was 4.32%. At such date, the Bank had commitments to originate loans totaling $7.6 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 5 - Regulatory Capital." The Bank exceeded all of its capital requirements at September 30,1998.

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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $478,000 at September 30,1998.

     At September 30,1998, the Bank had no material commitments for capital expenditures.

     On February 23, 1998, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.09 per share to each shareholder of record on March 9, 1998, to be paid on March 16, 1998. On May 27, 1998, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.09 per share to each shareholder of record on May 29, 1998, to be paid on June 15, 1998. On July 27, 1998, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.09 per share to each shareholder of record on August 31, 1998, to be paid on September 15, 1998.

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

                           Results of Operations

Comparison of Three Months Ended September 30, 1998 and 1997

     General. Net income increased $7,000, or 2.89%, from $243,000 for the three months ended September 30,1997, to $250,000 for the three months ended September 30,1998. This increase was primarily attributed to an increase in net interest income and partially offset by increases in non-interest expense.

     Interest Income. The $8.9 million increase in average earning assets contributed to an increase in interest income of $258,000, or 17.06%, for the three months ended September 30,1998 compared to 1997. The increase was attributed to the additional loan income of $344,000 resulting from an increase in loans receivable, which was partially offset by a decrease of $86,000 in interest income on other earning assets. Of the overall increase in interest income, $213,000 is attributable to earning asset volume increases and $45,000 is attributable to rate increases.

     Interest Expense. Interest expense on deposit liabilities increased $49,000 for the three months ended September 30,1998, as compared to the same period in 1997. Although total average deposits increased by $5.0 million comparing September 30,1998 to 1997, the average interest paid on interest-bearing deposits decreased by 15 basis points from 5.57% for the three months ended September 30,1997, to 5.42% for the same period ended September 30,1998. The average balance of FHLB advances increased from $4.1 million for the three-month period ended September 30,1997, to $9.5 million for the same period ended September 30,1998, resulting in an increase in interest on FHLB advances of $73,000 for the three months ended September 30,1998, compared to the same period ended September 30,1997. Of the overall increase in interest expense, $122,000 is attributable to interest costing liability volume increases and $20,000 is attributable to rate increases.

     Provision for Loan Losses. The provision for loan losses was $21,000 and there were net recoveries of $10,000 during the three months ended September 30,1998, compared to no provision and charge offs of $11,000 during the three months ended September 30,1997. The provision was increased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     Non-Interest Income. Non-interest income increased by $9,000 for the three months ended September 30,1998 compared to the same period in 1997. The majority of the increase, $7,000, was related to income from life insurance contracts.

     Non-Interest Expense. Non-interest expense increased $109,000, or 28.39%, to $493,000 for the three months ended September 30,1998, from $384,000 in the comparable period in 1997. Of this increase, $59,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting the addition of staff related to the non-residential real estate and commercial lending function and an increase in compensation expense for the RRP and the ESOP due to increases in the average stock price. The annualized ratio of non-interest expense to average total assets was 2.48% and 2.20% for the three months ended September 30,1998 and 1997, respectively.

     Income Taxes. The provision for income taxes decreased $4,000 for the three months ended September 30,1998, compared with the prior year, primarily as a result of composition of taxable and non-taxable income for the quarter.

Comparison of Nine Months Ended September 30,1998 and 1997

     General. Net income increased $65,000, or 10.20%, from $637,000 for the nine months ended September 30,1997, to $702,000 for the nine months ended September 30,1998. This increase was primarily attributed to an increase in net interest income and non-interest income partially offset by increases in non-interest expense.

     Interest Income. The $7.5 million increase in average earning assets contributed to an increase in interest income of $704,000, or 16.32%, for the nine months ended September 30,1998 compared to 1997. The increase was attributed to the additional loan income of $983,000 resulting from an increase in loans receivable which was offset by a decrease of $279,000 in interest income on other earning assets. Of the overall increase in interest income, $501,000 is attributable to earning asset volume increases and $203,000 is attributable to rate increases.

     Interest Expense. Interest expense on deposit liabilities increased $122,000 for the nine months ended September 30,1998, as compared to the same period in 1997. Although total average deposits increased by $4.4 million comparing September 30,1998 to 1997, the average interest paid on interest-bearing deposits decreased by 15 basis points from 5.54% for the nine months ended September 30,1997, to 5.39% for the same period ended September 30,1998. The average balance of FHLB advances increased from $4.1 million for the nine-month period ended September 30,1997, to $7.7 million for the same period ended September 30,1998, resulting in an increase in interest on FHLB advances of $145,000 for the nine months ended September 30,1998, compared to the same period ended September 30,1997. Of the overall increase in interest expense, $337,000 is attributable to interest costing liability volume increases and a negative $45,000 is attributable to rate decreases.

     Provision for Loan Losses. The provision for loan losses was $53,000 and there were net charge-offs of $28,000 during the nine months ended September 30,1998, compared to a $28,000 provision and recoveries of $37,000 during the nine months ended September 30,1997. The provision was increased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     Non-Interest Income. Non-interest income increased $24,000, or 60.00%, to $64,000 for the nine months ended September 30,1998. The increase was primarily attributable to a $19,000 loss recognized on the sale of mortgage-backed securities realized in the nine months ended September 30,1997.

     Non-Interest Expense. Non-interest expense increased $295,000, or 25.56%, to $1.4 million for the nine months ended September 30,1998, from $1.1 million in the comparable period in 1997. Of this increase, $199,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting the addition of staff related to the non-residential real estate and commercial lending function and an increase in compensation expense for the RRP and the ESOP due to increases in the average stock price. Legal, accounting and examination expenses increased from $163,000 for the nine months ended September 30,1997, to $198,000 for the same nine months ended September 30,1998. The annualized ratio of non-interest expense to average total assets was 2.48% and 2.23% for the nine months ended September 30,1998 and 1997, respectively.

     Income Taxes. The provision for income taxes increased $51,000 for the nine months ended September 30,1998, compared with the prior year, primarily as a result of higher income for the nine-month period.

================================================================================

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

              Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibit 27: Financial Data Schedule, September 30,1998

              b. No report on Form 8-K was filed during the quarter ended September 30, 1998.

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   HOME CITY FINANCIAL CORPORATION


Date:   November 15, 1998          /s/ Douglas L. Ulery
        -----------------              -----------------------------------
                                       Douglas L. Ulery
                                       President



Date: November 15, 1998            /s/  Charles A. Mihal
      -----------------                 -----------------------------------
                                        Charles A. Mihal
                                        Treasurer and Chief Financial Officer