Form 10KSB
period 1998-12-31
HOME CITY FINANCIAL CORP
filed 1999-03-31
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                     FORM 10-KSB

                       ANNUAL REPORT Pursuant to SECTION 13 or 15(d) of
                             THE SECURITIES EXCHANGE ACT of 1934

                         For the fiscal year ended December 31, 1998
                              Commission File Number 0-21809
                              ------------------------------

                              HOME CITY FINANCIAL CORPORATION
                       (name of small business issuer in its charter)

                Ohio                                   34-1839475
    (State or other Jurisdiction                       (IRS Employer
    of incorporation or organization)                  Identification Number)

    63 West Main Street, Springfield, Ohio                       45502
   (Address of principal executive offices)                    (zip code)

                           Issuer's telephone number  (937)324-573

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [   ]

     State issuer's revenues for the most recent fiscal year.  $6,906,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 12, 1999, 859,390 common shares of the Registrant were outstanding. The aggregate market value of the shares held by non-affiliates was $10,504,384 based upon the closing sale price of $16.00 per share as quoted by The Nasdaq Stock Market.

     Documents Incorporated by Reference

     The following sections of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

     1.   Proposal One - Election of Directors
     2.   Section 16(a) Beneficial Ownership Reporting Compliance
     3.   Compensation of Directors and Executive Officers
     4. Voting Securities and Ownership of Certain Beneficial Owners and Management

          Transitional Small Business Disclosure Format     YES ___  NO _X_

PART I


ITEM 1.  Description of Business

General

     Home City Financial Corporation ("HCFC"), a unitary savings and loan holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding common shares of Home City Federal Savings Bank of Springfield ("Home City"or the "Bank"), a savings association chartered under the laws of the United States. In December 1996, HCFC acquired all of the common shares issued by Home City upon its conversion from a mutual savings association to a stock savings association (the "Conversion"). Since its formation, HCFC's activities have been limited primarily to holding the common shares of Home City and investing excess funds from the Conversion in investment securities and savings deposits in Home City.

     Home City is a stock savings bank principally engaged in the business of making permanent first and second mortgage loans secured by one- to four-family residential real estate and nonresidential real estate located in Home City's primary lending area and investing in U.S. Government and federal agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and municipal securities. Home City also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The origination of commercial and consumer loans, both secured and unsecured, constitutes a growing portion of Home City's lending activities. Funds for lending and investment activities are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), repayments of loans and mortgage-backed and related securities, advances from the Federal Home Loan Bank (the "FHLB") and other short-term borrowings. Home City conducts business from its office located in Springfield, Ohio. Home City's primary lending area consists of Clark County, Ohio, and adjacent counties.

     As a savings and loan holding company, HCFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings association chartered under the laws of the United States, Home City is subject to regulation, supervision and examination by the OTS and the FDIC. Home City is also a member of the FHLB of Cincinnati.

Market Area

     Home City conducts business from its main office, located in Springfield, Ohio. Springfield is located 25 miles east of Dayton, 40 miles west of Columbus and 80 miles north of Cincinnati. Home City's primary market area consists of Clark County, Ohio, and adjacent counties. Clark County, Ohio is characterized by slightly lower than Ohio average levels of income and housing values and an improving lower unemployment level. Its strongest employment categories are wholesale/retail trade, services and manufacturing, with smaller numbers of residents employed in the finance, insurance and real estate industry categories.

Forward-Looking Statements

     When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in Home City's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home City's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect HCFC's financial performance and could cause HCFC's actual results for future periods to differ materially from any statements expressed with respect to future periods. See
Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

     HCFC does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Change in Fiscal Year

     In December 1997, the Boards of Directors of HCFC and Home City determined to change the fiscal year end of HCFC and Home City from June 30 to December 31 in order to have their fiscal year ends coincide with those of the financial institutions to which their performance is compared.

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

     Loan Portfolio Composition. The following table presents certain information with respect to the composition of Home City's loan portfolio at the dates indicated:

                               At December 31,                At December 31,
                               ---------------                ---------------
                                    1998                            1997
                               ---------------                ----------------
                                                            Percent               Percent
                                                            of total              of total
                                                Amount        loans     Amount     loans
                                                ------        -----     ------     -----
Residential real estate loans:
     One- to four-family (first mortgage)      $42,521        53.00%   $40,409     62.48%
     Multifamily                                 2,485         3.10      2,756      4.26
     Home equity (second mortgage)               1,965         2.45      1,553      2.40
Nonresidential real estate loans                10,347        12.90     10,315     15.95
Land loans                                       2,002         2.49      1,866      2.89
Construction loans                               4,561         5.68      3,079      4.76
                                                ------        -----     ------     ------

          Total real estate loans               63,881        79.62     59,978      92.74

Commercial loans                                11,122        13.86        493       0.76
Consumer loans:
     Loans on deposits                             115         0.15        166       0.26
     Other consumer loans                        5,111         6.37      4,035        .24
                                                ------        -----     ------      -----

          Total consumer loans                   5,226         6.52%     4,201        6.50
                                                ------       ------     ------      -------
Total loans                                     80,229       100.00%    64,672      100.00%
                                                             ======                 =======
     Less:
     Unearned and deferred income, net            (499)                   (499)
     Loans in process                           (2,258)                 (1,186)
     Allowance for loan losses                    (486)                   (452)
                                                 ------                 - ------
Net loans                                      $76,986                 $62,535
                                               =======                  =======

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1998, regarding the dollar amount of loans maturing in Home City's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                          Due during the             Due 4-5           Due 6-10      Due 11-15     Due more than 15
                      year ending December 31,      years after       years after    years after      years after
                      -----------------------       -----------       -----------    -----------      -----------
                     1999       2000       2001       12/31/98         12/31/98       12/31/98         12/31/98      Total
                     ----       ----       ----       --------         --------       --------         --------      -----
                                                        (Dollars in thousands)
Mortgage loans:
     Residential     $1,924    $  403     $  424     $   340         $  7,904       $28,252            $5,689        $44,936
     Nonresidential     316       382        316         316            3,798         8,435             2,625         16,188
Consumer loans          317       251        449       1,160              808         2,241                 0          5,226
Commercial loans      3,245       608        416       1,496            3,187         1,978               192         11,122
                      -----      ------    ------      ------          -------        ------             ------       ------

     Total loans     $5,802    $1,644     $1,605      $3,312          $15,697       $40,906            $8,506        $77,472
                     ======    ======     ======      ======          =======       =======            ======        =======

     Of the loans due more than one year after December 31, 1998, loans with aggregate balances of $43.6 million have fixed rates of interest, and loans with aggregate balances of $28.1 million have adjustable interest rates.

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

     OTS regulations limit the amount that Home City may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Home City makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Low-to-moderate income loans are granted up to 95% on single-family or duplex, owner occupied residences. Home equity loans secured by first or second mortgages are made with a maximum combined LTV for the first and second mortgages of 100%. Home City makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, non-owner occupied residences in amounts up to 75% LTV. Home City generally requires private mortgage insurance ("PMI") for the amount of loans in excess of 80% of the value of the real estate securing such loans. PMI is required for the amount of any loan in excess of 85% of the value of the real estate and improvements for low-to-moderate income loans. Fixed-rate residential real estate loans are offered by Home City for terms of up to 15 years.

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

     The aggregate amount of Home City's one- to four-family residential real estate loans equaled approximately $42.5 million at December 31, 1998, and represented 53.00% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $267,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $186,000, or 0.43% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

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

     At December 31, 1998, loans secured by multifamily properties totaled approximately $2.5 million, or 3.10% of Home City's total loan portfolio, all of which were secured by property located within Home City's primary market area, and all of which were performing in accordance with their terms. The largest loan secured by a multifamily property had a balance at December 31, 1998, of approximately $638,000.

     Home Equity Loans. Home City offers home equity loans secured by first or second mortgages on one- to four-family residential real estate located in Clark County, Ohio, and adjacent counties. Such loans are made for various purposes, including home improvement, debt consolidation and consumer purchases. The interest rates on loans secured by such mortgages are adjustable, with a maximum combined LTV for the first and second mortgages of 100%.

     At December 31, 1998, home equity loans totaled approximately $2.0 million, or 2.45% of Home City's total loan portfolio. All of such loans were secured by property located within Home City's primary market area and all were performing in accordance with their terms. The balance of the largest single home equity loan was $125,000 at December 31, 1998.

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

     At December 31, 1998, Home City had a total of $10.3 million invested in nonresidential real estate loans, all of which were secured by property located within Home City's primary market area. Such loans comprised approximately 12.90% of Home City's total loans at such date. At such date, Home City had no nonresidential loans that were 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

     Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At December 31, 1998, Home City's nonresidential mortgage loans totaled 87.21% of Home City's tangible capital.

     Land Loans. Home City makes two varieties of land loans. Loans are made for the acquisition of land to be developed for construction. Such loans are usually made for relatively short periods of time, generally not more than three years, with fixed interest rates. Loans are also made to borrowers who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with fixed interest rates and terms of up to 15 years. Land loans are secured by the land being purchased with the loan proceeds and have maximum LTVs of 75% to 80%.

     At December 31, 1998, land loans totaled approximately $2.0 million, or 2.49% of Home City's total loan portfolio. The largest land loan at December 31, 1998, had a balance of approximately $467,000. All of such loans were secured by property located within Home City's primary market area, of which no loans were more than 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

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

     At December 31, 1998, a total of $4.6 million, or approximately 5.68% of Home City's total loans, consisted of construction loans. All of Home City's construction loans are secured by property located within Home City's primary market area, and the economy of such lending area has been relatively stable. At December 31, 1998, all of such loans were performing in accordance with their terms.

     Commercial Loans. In fiscal year 1998, Home City implemented a commercial loan program, which includes extending loans to finance commercial and industrial business activities, including equipment financing, commercial lines of credit and working capital. The loans may be secured by nonresidential real estate or by assets of the borrower other than real estate, such as equipment or accounts receivable. Such loans are structured on either a fixed-rate short-term basis or on an adjustable-rate basis tied to prime rate as reported in the Wall Street Journal. Commercial loans are orginated with terms up to 15 years and a maximum amount up to the Bank's legal lending limit to one borrower. The LTV may range from 50% to 90% depending on the purpose of the loan and the assets pledged to secure the credit. At December 31, 1998, Home City had commercial loans in the aggregate amount of $11.1 million, or approximately 13.86% of Home City's total loans, each of which was performing in accordance with its terms.

     Unlike residential mortgage loans, which generally are granted on the basis of the borrower's ability to repay the debt from employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, business loans are of higher risk and typically are granted on the basis of the borrower's ability to repay the debt from the cash flow of the underlying business. In addition, it is generally the practice of Home City to request additional collateral in the form of personal guarantees. Additional collateral may include, on occasion, a lien on the business owner's personal residence. Nonetheless, the availability of funds for the repayment of business loans generally is dependent on the success of the business itself.

     Consumer Loans. Home City makes various types of consumer loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to 15 years. Home City has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Home City has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

     At December 31, 1998, Home City had approximately $5.2 million, or 6.52% of its total loans, invested in consumer loans, and no such loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

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

     Unless Home City is aware of factors that may lead to an environmental concern, Home City generally does not require any form of specific environmental study at the time a loan secured by one- to four-family residential real estate is made. If, however, Home City is aware of any such factor at the time of loan origination, Home City requires the completion and satisfactory review of a Phase I Environmental Assessment before such loan is made. For loans secured by multifamily and nonresidential real estate, a Phase I Environmental Assessment is generally completed and satisfactorily reviewed before the loan is made.

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

     Loan Originations, Purchases and Sales. Home City originates a slightly greater number of fixed-rate loans than adjustable-rate loans. See "DESCRIPTION OF BUSINESS - Loan Maturity Schedule." Home City occasionally participates in loans by other institutions.

     The following table presents Home City's mortgage loan origination and participation activity for the years indicated:

                                                          December 31,

                                                  1998                 1997
                                                  ----                 ----
                                                  (Dollars in thousands)
Loans originated:
     One- to four-family residential (1)          $17,108            $14,850
     Multifamily residential                          222                100
     Nonresidential                                 5,390              4,350
     Commercial                                    11,676                251
     Consumer                                       3,407              3,081
     Loans Purchased                                    0                374
                                                   ------            -------

          Total loans originated                   37,803             23,006

Reductions:
     Principal repayments                         (23,318)           (10,791)
     Sales of loans                                     0                  0
     Decrease in other items, net (2)                 (34)              (237)
                                                   -------           -------

          Net increase                            $14,451            $11,978
                                                  =======            =======
--------------------------------------
     (1)  Includes construction loans.

     (2) Consists of unearned and deferred fees, costs and the allowance for loan losses.

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

     Based on such limits, Home City was able to lend approximately $1.9 million to one borrower at December 31, 1998. The largest amount Home City had outstanding to one borrower at December 31, 1998, was $1.7 million. Such loans were secured by commercial and agricultural use properties. All of such loans were current at December 31, 1998.

     The aggregate amount of commercial loans that Home City may have outstanding may not exceed 20% of Home City's total assets, and any amount in excess of 10% of its total assets must be used only for small business loans.

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

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                     December 31,                           December 31,
                           --------------------------------         ------------------------
                                        1998                                    1997
                                  -----------------                       ----------------

                                                     Percent                          Percent
                                                     of total                         of total
                                Number     Amount     loans     Number     Amount       loans
                                ------     ------     -----     ------     ------       -----
Loans delinquent for (1):
     30-59 days                     29     $1,635      2.11%        21     $   567     0.90%
     60-89 days                     19        877      1.13         15         574     0.91
     90 days and over               10        192      0.25         15          59     0.41
                                    --     ------      ----         --      -----      ----
Total delinquent loans              58     $2,704      3.49%        51      $1,400     2.22%
                                    ==     ======      =====        ===     ======     =====
-----------------------------

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

     The following table sets forth information with respect to the nonaccrual status of Home City's loans that are 90 days or more past due and other non-performing assets at the dates indicated:

                                                              December 31,
                                                        ----------------------
                                                   1998        1997       1996
                                                   ----        ----       ----
                                                       (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
     Real estate:
          Residential                              $186        $259       $132
            Nonresidential                            0           0         99
                                                   ----        ----       ----

          Total non-performing loans                186         259        231

Real estate owned                                     0           0          0
                                                    ---         ---       ----
          Total non-performing assets              $186        $259       $231
                                                    ===         ===        ===

          Total loan loss allowance                $486        $452       $399

          Total non-performing assets as
            a percentage of total assets           0.22%       0.36%     0.34%

Loan loss allowance as a percent
     of non-performing loans                      261.29%     174.52%  172.73%

     During the fiscal year ended December 31, 1998, $16,000 in interest income was recognized and an additional $23,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 115. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.
For additional information, see Note D of the Notes to Financial Statements.

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

     The aggregate amount of Home City's classified assets at the dates indicated were as follows:

                                                         December 31,
                                                --------------------------
                                                1998       1997       1996
                                                ----       ----       ----
                                                   (Dollars in thousands)
Classified assets:
     Substandard                                $366       $377       $497
     Doubtful                                      0         16          0
     Loss                                         47         77        101
                                                 ---        ---        ---
          Total classified assets               $413       $470       $598
                                                 ===        ===        ===

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

     The following table sets forth an analysis of Home City's allowance for loan losses for the periods indicated:

                                                      (Dollars in thousands)

                                                       1998             1997
                                                       ----             ----
     Balance at beginning of year                    $  452            $ 400

Charge-offs                                             (39)             (39)
Recoveries                                               12               48
Provision for loan losses (charged to operations)        61               43
                                                        ---              ---
Balance at end of year                               $  486           $  452
                                                        ===              ===

Ratio of net charge-offs (recoveries) to average net
     loans outstanding during the year                 0.04%           (0.02%)

Ratio of allowance for loan losses to total loans      0.63%            0.72%

     For the fiscal year ended December 31, 1998, $45,000 of the allowance for loan losses was allocated to loans secured by nonresidential real estate, $210,000 was allocated to loans secured by one- to four-family real estate, $91,000 was allocated to consumer loans, and $59,000 was allocated to commercial loans. For the fiscal year ended December 31, 1997, $42,000 of the allowance for loan losses was allocated to loans secured by nonresidential real estate, $198,000 was allocated to loans secured by one- to four-family real estate, and $60,000 was allocated to consumer loans.

Mortgage-Backed and Related Securities

     Home City maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed securities generally entitle Home City to receive a portion of the cash flows from an identified pool of mortgages.
GNMA securities are backed by Federal Housing Authority-insured and Veterans
Administration-guaranteed loans, and are generally considered among the highest quality investments with minimal credit risk. The timely payment of principal and interest on these securities is guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government.


     The following tables set forth the composition of Home City's mortgage-backed securities at the dates indicated:

                                            December 31, 1998           December 31, 1997
                                            -----------------           -----------------
                                                          (Dollars in thousands)
                                            Amortized     Fair     Amortized     Fair
                                              cost        value      cost        value
                                              ----        -----      ----        -----
     GNMA certificates                       $558        $559       $703         $700
                                             ----        ----       ----         ----
          Total mortgage-baced
            and related securities           $558        $559       $703         $700
                                             ====        ====       ====         ====

     The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted- average yields of Home City's mortgage-backed and related securities at December 31, 1998. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                            At December 31, 1998
               ---------------------------------------------------------------------------------------------------------------

               One year or less       After one to             After five to      After ten years      Total mortgage-backed
                                       five years                ten years                             securities portfolio
               ----------------        ----------                ---------        ---------------         --------------
              Carrying   Average    Carrying   Average   Carrying   Average    Carrying   Average   Carrying   Market   Average
               value      yield      value      yield     value      yield       value     yield     value     value     yield
               -----      -----      -----      -----     -----      -----       -----     -----     -----     -----     -----
                                                         (Dollars in thousands)
GNMA
 certificates   $ 0         00%       $   0      00%      $ 559      6.79%       $  0        00%      $ 559     $ 559       6.79%
                ---         ---       -----      ---      -----      -----       -----       ---      -----     -----      -----

     Total      $ 0         00%       $   0      00%      $ 559      6.79%       $  0        00%      $ 559     $ 559       6.79%
                ===         ===       =====      ===      =====      =====       ====        ===      =====     =====       =====


For additional information, see Note C of the Notes to Consolidated Financial
Statements.

Investment Activities

     OTS regulations require that Home City maintain a minimum amount of liquid assets, which may be invested in U.S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Home City is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See "REGULATION" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."



     The following table sets forth information concerning Home City's investments at the dates indicated:

                                        At December 31, 1998                           At December 31, 1997
                                  -----------------------------------------     -------------------------------------
                                  Carrying    % oftotal     Market     % of     Carrying     % of     Market    % of
                                  value       total         value      total    value        total    value     total
                                  -----       ----          -----      -----    -----        -----    -----     -----
Interest-bearing demand
     deposits in other
     financial institutions      $763         17.04%        $763       17.05%    $591        10.31%    $591     10.32%
Federal funds sold                  0             0            0           0      100         1.74      100      1.75
Time deposits in other
     financial institutions        24          0.54           21        0.47       23          0.40      18      0.31
Investment securities:
     U.S. government and
          federal agencies      1,501         33.51        1,501       33.53    3,098         54.05   3,098     54.09
     Municipal securities (1)     779         17.39          779       17.40      930         16.22     930     16.24
Equity securities:
     FHLMC stock                  779         17.39          779       17.40      503          8.78     503      8.78
     Service corporation (2)       28          0.62           28        0.63       29          0.51      29      0.51
     Joint venture (3)              4          0.09            4        0.09       20          0.35      20      0.35
     FHLB stock                   601         13.42          601       13.43      438          7.64     438      7.65
                               ------        ------       ------      ------   ------        ------   -----    ------
Total investments              $4,479        100.00%      $4,476      100.00%  $5,732        100.00% $5,727    100.00%
                               ======        ======       ======      ======   ======        ======  ======    =======

(1)  Bonds issued by local school districts.
(2) Home City owns 100% of Homciti Service Corp., whose assets consist of common shares of Intrieve, Incorporated, a data service provider, and a 0.875% ownership in a joint venture which owns The Springfield Inn, a hotel in Springfield, Ohio.
(3) Home City has a 50% ownership interest in a joint venture that is primarily involved in the development of low income housing.

     The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City's investment securities at December 31, 1998:

                                                              At December 31, 1998
                                  ------------------------------------------------------------------------------
                                  One year or less          After one to five years           After five years
                                  ----------------          -----------------------           ----------------
                                Carrying       Average      Carrying      Average           Carrying     Average
                                 value          yield        value         yield             value        yield
                                 -----          -----        -----         -----             -----        -----
                                                              (Dollars in thousands)

Investment securities:
     U.S. government and federal
          agency securities        $ 499          4.86%        $1,002       5.75%            $ --              --
     Municipal securities            510          4.32            136       5.15              133            5.22%
     Equity securities: (1)
          FHLMC stock                 --            --             --        --               779            0.74
           Service corporation        --            --             --        --                28              --
          Joint venture               --            --             --        --                 4              --
                                  -------         -----        -------     -----              ----           -----
Total investments                 $ 1,009         4.59%        $ 1,138      5.68%           $ 944            1.34%
                                  =======         =====        =======      ====            =====            =====
----------------------------

(1)  By their nature, equity securities have no maturity date.

                                                    At December 31, 1998
                                       -------------------------------------------
                                       Average                           Weighted-
                                        life     Carrying      Market     average
                                      in years    value        value      yield
                                      --------    -----        -----      -----
                                                        (Dollars in thousands)
Investment securities:
     U.S. government and federal
          agency securities             1.44       $ 1,501      $ 1,501     5.46%
     Municipal securities               2.36           779          779     4.62%
     Equity securities (1)                             811          811     0.71%
                                                    ------       ------

          Total                                    $ 3,091      $ 3,091
                                                    =======      =======
-------------------------

(1)  By their nature, equity securities have no maturity date.

Deposits and Borrowings

     General. Deposits have traditionally been the primary source of Home City's funds for use in lending and other investment activities. In addition to deposits, Home City derives funds from FHLB advances, interest payments and principal repayments on loans and mortgage-backed and related securities, income on earning assets, service charges and gains on the sale of assets.
See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

     Deposits. Deposits are attracted principally from within Home City's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, statement savings accounts, passbook savings accounts and term certificate accounts. Home City also offers individual retirement accounts ("IRA"), both in passbook and certificate form. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Home City based on Home City's liquidity requirements, growth goals and interest rates paid by competitors. Home City utilizes brokers to attract deposits on a limited basis. Brokered deposits approximated $1.5 million at December 31, 1998.

     At December 31, 1998, Home City's certificates of deposit totaled $46.4 million, or 76.65% of total deposits. Of such amount, approximately $21.2 million in certificates of deposit mature within one year. Based on past experience and Home City's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB and commercial banks as alternatives to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:

                                                 At December 31,
                                  ----------------------------------------------
                                         1998                     1997
                                  ------------------     -----------------------
                                             Percent                 Percent
                                             of total                of total
                                  Amount     deposits     Amount     deposits
                                  ------     --------     ------     --------
                                                (Dollars in thousands)

Transaction accounts:
Demand                            $  1,605     2.65%       $  763      1.48%
NOW accounts (1)                     1,439     2.38           774      1.50
Passbook savings accounts (2)       11,084    18.32         7,863     15.21
                                    ------    -----         -----     -----

   Total transaction accounts       14,128    23.35         9,400     18.19

Certificates of deposit:
     4.01 - 6.00%                   22,157    36.62        14,742     28.52
     6.01 - 8.00%                   24,214    40.03        27,547     53.29
                                    ------    -----        ------     -----

   Total certificates of deposit    46,371    76.65        42,289     81.81
                                   -------   ------        ------     -----
Total deposits (3)                 $60,499   100.00%      $51,689    100.00%
                                   =======   =======      =======    ======

(1) Home City's weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At December 31, 1998 and 1997, the weighted-average rates on NOW accounts were 2.08% and 1.79%, respectively.

(2) Home City's weighted-average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook accounts was 2.79% and 2.37% at December 31, 1998 and 1997, respectively.

(3) IRAs are included in the various certificates of deposit balances. IRAs totaled $6.6 million and $6.4 million as of December 31, 1998 and 1997, respectively.


     The following table shows rate and maturity information for Home City's certificates of deposit as of December 31, 1998:

                                                      Amount Due
                                               Over          Over
                                   Up to       1 year to     2 years to     Over
          Rate                     1 year      2 years       3 years        3 years     Total
                                                 (Dollars in thousands)
     4.01 - 6.00%                   $13,743      $ 5,852      $1,735         $   827     $22,157
     6.01 - 8.00%                     7,420       15,685         624             485      24,214
                                    -------       ------       ------        -------     -------

  Total certificates of deposit     $21,163      $21,537      $2,359          $1,312     $46,371
                                    =======      =======      ======          ======     =======

     The following table presents the amount of Home City's certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 1998:


     Maturity                                          Amount
     --------                                          ------
                                                (Dollars in thousands)

Three months or less                                   $1,519
Over 3 months to 6 months                               1,161
Over 6 months to 12 months                              1,724
Over 12 months                                          4,595
                                                        -----
     Total                                             $8,999
                                                       ======

     The following table sets forth Home City's deposit account balance activity for the years indicated:

                                                Year ended December 31,
                                                -----------------------
                                                 1998              1997
                                                 ----              ----
                                                 (Dollars in thousands)

Beginning balance                               $51,689          $49,559

Deposits                                         76,525           39,199
Withdrawals                                     (70,664)         (39,812)
                                                --------         --------
Net increase (decrease) before
     interest credited                            5,861             (613)

Interest credited                                 2,949            2,743
                                                -------          -------
Ending balance                                  $60,499          $51,689
                                                =======          =======

     Net increase                              $  8,810         $  2,130

     Percentage increase                          17.04%            4.30%

     Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 1998, Home City was in compliance with the QTL Test.

     Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:

                                                 Years ended December 31,
                                                 -----------------------
                                                1998                  1997
                                                ----                  ----
                                                   (Dollars in thousands)

Average balance outstanding                     $8,316              $4,265

Maximum amount outstanding at any month end
     during the year                           $11,571              $5,712

Balance outstanding at end of year             $11,571              $5,712

Weighted-average interest rate during the year    5.85%               6.41%

Weighted-average interest rate at end of year     5.48%               6.24%

     The maximum amount of FHLB advances Home City was able to receive at December 31, 1998, was $12.0 million.

Subsidiaries

      Home City owns all of the outstanding shares of Homciti Service
Corp., an Ohio corporation ("Homciti"). Homciti owns common stock in Intrieve, Incorporated ("Intrieve"), a data processing company which services Home City, and an 0.875% ownership interest in a joint venture which owns the Springfield Inn, a local hotel. At December 31, 1998, the aggregate value of the Intrieve stock and the joint venture investment equaled approximately $32,000.

Competition

     Home City competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Home City competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Home City competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Three savings associations, seven banks and seven credit unions have offices in Clark County. At June 30, 1998, Home City had approximately 4.48% of all financial institution deposits in Clark County.

     The size of financial institutions competing with Home City is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Home City.

Personnel

     As of December 31, 1998, Home City had twenty-one full-time employees and two part-time employees. Home City believes that relations with its employees are good. Home City offers health and life insurance benefits. None of the employees of Home City is represented by a collective bargaining unit.

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

     Legislation to recapitalize the Savings Association Insurance Fund ("SAIF") became effective September 30, 1996. See "Deposit Insurance." Congress is considering proposed legislation that may subject Home City to additional regulation, examination and oversight and may subject HCFC to more restrictive holding company requirements, including greater activity and capital requirements than currently imposed on it.

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

     Effective April 1, 1999, the core capital requirement will be at least four percent of adjusted total assets for any savings association that does not have the highest composite examination rating from the OTS and may be higher if warranted for a particular association. Home City's core capital
ratio at December 31, 1998, was 13.91%.   For information concerning Home
City's capital, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City's capital at December 31, 1998, met the standards for the highest level, a " well-capitalized association".

     Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions according to ratings of associations based on their capital level and supervisory condition. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association. See "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

     Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as QTIs, which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTIs on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the association assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company will be subject to certain operating restrictions. A savings association that fails to meet the QTL Test will not be eligible for FHLB advances to the fullest possible extent. See "Federal Home Loan Banks." At December 31, 1998, Home City had QTIs equal to approximately 69.5% of its total portfolio assets.

     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at December 31, 1998.

     Savings associations must also comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates.
An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association.
HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA limit the extent to which the savings institution or its subsidiaries may engage in specified transactions with affiliates and require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. Home City was in compliance with these requirements and restrictions at December 31, 1998.

     Holding Company Regulation. HCFC is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, HCFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the "SEC").

     HCFC is a unitary savings and loan holding company, (i.e., it owns only one savings association). There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. Congress is considering, however, limiting unitary savings and loan holding companies to the same activities as other financial institution holding companies or permitting certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. HCFC cannot predict if and in what form these proposals might become law. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1998, Home City met the QTL Test. See "Qualified Thrift Lender Test."

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

     Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $46.5 million (subject to an exemption of up to $4.9 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $46.5 million. These percentages are subject to adjustment by the FRB. At December 31, 1998, Home City was in compliance with its reserve requirements.

     Federal Home Loan Banks. The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $601,000 at December 31, 1998.

     FHLB advances to members such as Home City who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 1998, Home City's maximum limit on advances was approximately $12.0 million and Home City's advances totaled $11.6 million. The granting of advances is subject also to the FHLB's collateral and credit underwriting guidelines.

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

Taxation

     Federal Taxation. HCFC and Home City each are subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, HCFC and Home City may be subject to alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. HCFC and Home City have both qualified as small corporations. Both corporations' average gross receipts were less than $7.5 million for the year ending December 31, 1998.

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

     The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Jobs Protection Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Home City's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, Home City's pre-1988 reserves for tax purposes totaled approximately $1.1 million. Home City believes it had approximately $5.4 million of accumulated earnings and profits for tax purposes as of December 31, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.

     The tax returns of Home City have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Home City.

     Ohio Taxation. HCFC is subject to the Ohio corporation franchise tax, which, as applied to HCFC, is a tax measured on either net earnings or net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed taxable income in excess of $50,000 or (ii) 0.04% times taxable net worth.

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

     Due to legislative changes enacted July 1, 1997, HCFC may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. To be exempt it must satisfy all the requirements of the enacted law which includes related member adjustments that could affect the taxable net worth of HCFC's subsidiary Home City.

     Home City is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of Home City's book net worth determined in accordance with GAAP, less statutory deductions. This rate is scheduled to decrease in the year 2000. As a "financial institution," Home City is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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


ITEM 2. Properties

     Home City's only office for serving customers is located at 63 West Main Street, Springfield, Ohio 45502. The 5,839 square foot building is owned by Home City. Home City also leases administrative office space across the street. HCFC operates out of Home City's offices.


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


ITEM 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II


ITEM 5. Market for Common Equity and Related Stockholder Matters

     There were 859,390 common shares of HCFC outstanding on December 31, 1998, held of record by approximately 363 shareholders. Price information with respect to HCFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "HCFC." The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below. HCFC declared a cash dividend of $0.09 per share on each of February 23, 1998, May 27, 1998, and July 27, 1998, as well as $0.10 per share on October 26,1998. On April 22, 1998, the Board of Directors of HCFC declared a special cash distribution in the amount of $3.50 per share.

             March 31, 1998     June 30, 1998     September 30,1998     December 31,1998
             --------------     -------------     -----------------     ----------------
High            $19.250           $23.000               $15.500             $15.000
Low             $18.250           $14.750               $11.000             $11.500
Dividend
  Declared        $0.09             $0.09                 $0.09               $0.10
Capital
  Distribution                      $3.50

             March 31, 1997     June 30, 1997     September 30,1997     December 31,1997
             --------------     -------------     -----------------     ----------------
High            $14.250           $14.438               $16.250             $18.500
Low             $12.000           $12.750               $14.188             $15.250
Dividend
  Declared        $0.08             $0.08                 $0.08               $0.09

     The income of HCFC consists of dividends that may periodically be declared and paid by the Board of Directors of Home City on the common shares of Home City held by HCFC and earnings on the net proceeds retained by HCFC from the sale of HCFC's common shares in connection with the Conversion. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations.

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

General

     Home City Federal Savings Bank of Springfield ("Home City" or the "Company") converted from a mutual federal savings bank to a stock federal savings bank (the "Conversion") on December 30, 1996. In connection with the Conversion, 952,200 common shares of Home City Financial Corporation ("HCFC" or the "Corporation") were sold, generating net proceeds of $8.3 million after Conversion expenses. Of this amount, $4.6 million was utilized to purchase 100% of the common shares of the Company, and the balance was utilized to purchase investments, loan funds to the Home City Financial Corporation Employee Stock Ownership Plan (the "ESOP") and for other purposes.

     At the time of the Conversion the fiscal year end for both HCFC and Home City was June 30. In December 1997 the Board of Directors resolved that the fiscal year end of both corporations be changed to December 31 from June 30. The following discussion and analysis of the financial condition and results of operations of HCFC and Home City should be read in conjunction with and with reference to the consolidated financial statements, and the notes thereto, presented in the Annual Report. Audited consolidated financial statements for the years ended December 31, 1998 and 1997, have been included in the Annual Report for comparison purposes.

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

     Without limiting the generality of the foregoing, the following statements in the referenced sections of this discussion and analysis may be deemed forward-looking and are, therefore, subject to such risks and uncertainties:

1. Management's determination of the amount of the allowance for loan losses as set forth under the captions "Financial Condition" and "Comparison of Results of Operations for the Fiscal Years Ended December 31, 1998 and 1997;"

2. The liquidity of Home City's assets and the regulatory capital of Home City as set forth under "Liquidity and Capital Resources;"

3. Management's analysis of the interest rate risk of Home City as set forth under "Asset and Liability Management;" and

4. The anticipated effect of legislation that may be enacted as set forth under "Impact of Pending Legislation."

Financial Condition

     The Corporation's consolidated total assets amounted to $85.4 million at December 31, 1998, an increase of $13.5 million, or 18.79%, over the $71.9 million in total assets at December 31, 1997. Such increase in assets was funded primarily by the $8.8 million net increase in deposits, $5.9 million net increase in advances from the Federal Home Loan Bank (the "FHLB"), $1.8 million increase in short-term borrowing, and undistributed net earnings of $621,000.

     Cash and cash equivalents, time deposits and investment securities totaled $5.0 million at December 31, 1998, a decrease of $1.1 million, or 17.91%, from December 31, 1997. During the year ended December 31, 1998, $2.2 million of investment securities matured, which consisted primarily of United States Government agency obligations totaling $2.0 million, and tax-free securities totaling $218,000. The proceeds were used primarily to fund the increased demand for loans and the repurchase of common shares.

     Mortgage-backed securities totaled $559,000 at December 31, 1998, a decrease of $141,000 from December 31, 1997. Due to the composition of the mortgage-backed securities portfolio coupled with the current loan demand, no additional purchases were made.

     Loans receivable totaled $77.5 million at December 31, 1998, an increase of $14.5 million, or 23.00%, from the $63.0 million total at December 31, 1997. During the year ended December 31, 1998, loan disbursements amounted to $37.8 million. Such disbursements were partially offset by principal repayments of $23.3 million.

     Home City's allowance for loan losses totaled $486,000 at December 31, 1998, which represented 0.63% of total loans and 261.29% of non-performing loans. At December 31, 1997, the allowance for loan losses totaled $452,000, which represented 0.72% of total loans and 174.52% of non-performing loans.

     Non-performing loans were $186,000 and $259,000 at December 31, 1998 and 1997, respectively, and represented 0.22% and 0.36% of total assets at each date. The decrease at December 31, 1998, was due primarily to $266,000 in loans that were paid off, $4,000 in principal reductions, $634,000 in loans that became classified as non-performing, and $438,000 in loans that became classified as performing, for a net reduction of $74,000. All loans classified as non-performing at December 31, 1998, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold or foreclosure action was being initiated. Although management believes that its allowance for loan losses at December 31, 1998, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods, which could affect the Corporation's results of operations.

     Deposits totaled $60.5 million at December 31, 1998, an increase of $8.8 million, or 17.04%, from $51.7 million at December 31, 1997. The increase is consistent with the deposit growth trends that the Company has been experiencing over the past several years. Home City has generally not engaged in sporadic increases or decreases in interest rates paid or offered the highest rates available in its deposit market. Advances from the FHLB increased from $5.7 million at December 31, 1997, to $11.6 million at December 31, 1998, an increase of 102.57%, as advances were used to fund loan originations. Short-term commercial lines of credit were utilized temporarily to fund the 1998 stock repurchase.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 1998 and 1997.

     General. Net income for the year ended December 31, 1998, was $951,000, an increase of $63,000, or 7.09%, over the $888,000 in net income recorded in 1997. The increase in net income resulted primarily from a $476,000 increase in net interest income and a $9,000 increase in noninterest income, which was partially offset by a $309,000 increase in noninterest expense and an increase in the provision for federal income taxes of $95,000.

     Net Interest Income. Net interest income totaled $3.3 million for the year ended December 31, 1998, an increase of $476,000, or 16.73%, over the $2.8 million recorded in 1997. Interest income on loans increased by $1.3 million, or 23.80%, during 1998 due primarily to an increase in the average balance of the loans outstanding of $13.9 million, or 24.31%, being partially offset by a 4 basis point (100 basis points equals one percent) decrease in yield from 9.25% in 1997 to 9.21% in 1998. Interest income on mortgage-backed securities decreased by $24,000, or 40.00%, due primarily to a $292,000, or 32.02%, decrease in the average balance of mortgage-backed securities outstanding, coupled with a decrease in the weighted-average yield year-to-year, from 6.55% in fiscal 1997 to 5.85% in 1998. Interest income on investment securities decreased by $184,000, or 49.33%, for the year ended December 31, 1998, compared to fiscal 1997, as the average balance decreased by $3.0 million year to year and the related yield decreased by 21 basis points to 5.61% in 1998. Interest income on interest-bearing deposits and federal funds sold decreased by $84,000 and $22,000, respectively, for the year ended December 31, 1998, compared to 1997. The average balance of interest-bearing deposits decreased $1.6 million, or 74.36%. The average balance invested in federal funds sold decreased by $419,000, or 86.39%, compared to 1997. The yield on interest-bearing deposits decreased 53 basis points to 4.46%, while the yield on federal funds sold decreased 3 basis points to 5.22%.

     Interest expense on deposits increased by $205,000, or 7.47%, during 1998, due primarily to an increase in the average balance of deposits outstanding of $5.2 million, or 10.38%, coupled with a decrease in the weighted-average rate from 5.52% in 1997 to 5.38% in 1998. Interest expense on FHLB advances and short-term borrowings increased by $265,000, or 97.07%, primarily due to an increase in the average balance outstanding of $4.8 million, or 111.93%, coupled with a decrease in weighted-average rate from 6.41% in 1997 to 5.95% in 1998.

     As a result of the foregoing changes in interest income and interest expense the interest rate spread increased by 39 basis points, to 3.52% for 1998, as compared to 3.13% for 1997, while the net interest margin increased by 15 basis points to 4.38% for the year ended December 31, 1998.

     Provision for Loan Losses. Home City maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles ("GAAP"). The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of Home City's loan portfolio, the economy, changes in real estate values and interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 1998. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

     Home City had net charge-offs of $27,000 during the year ended December 31, 1998, and net recoveries of $9,000 during the year ended December 31, 1997. Home City's charge-off history is a product of a variety of factors, including Home City's underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate made up 86% of Home City's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate made up 53% of total loans at December 31,1998. Such loans typically present less risk to a lender than loans not secured by real estate. Substantially all of Home City's loans are secured by properties in its primary market area. The provision for loan losses was $61,000 and $43,000 for the years ended December 31, 1998 and 1997, respectively. The ratio of non-performing loans to total loans decreased to 0.21% in 1998 from 0.32% in 1997. At December 31, 1998 and 1997, Home City had a ratio of allowance for loan losses to total loans of 0.63% and 0.72%, respectively, and ratios of allowance for loan losses to non-performing loans of 296.34% and 226.00%. Due to such ratios of non-performing loans to total loans, historical charge-offs, delinquency history, and the addition of commercial and consumer installment lending, the provisions of $61,000 and $43,000 made in 1998 and 1997 were deemed appropriate by management to absorb reasonably foreseeable loan losses.

      Noninterest Income. Noninterest income totaled $98,000 for the year ended December 31, 1998, an increase of $9,000, or 10.11%, from the $89,000 recorded in 1997. The increase resulted primarily from increases of $11,000 in income from life insurance policies, an increase of $3,000 in service charges on deposit accounts, a $20,000 decrease in net losses recognized on the sale of securities, and a decrease of $25,000 in other miscellaneous fee income.

      Noninterest Expense. Noninterest expense increased by $309,000, or 18.70%, to a total of $2.0 million for the year ended December 31, 1998, as compared to 1997. Salaries and employee benefit expenses increased $192,000, or 22.35%, primarily as a result of additional staffing and the adoption of employee benefit programs, $29,000, or 26.36%, in occupancy and equipment
expense, and $56,000, or 42.42%,  in other operating expenses.   The increase
in salaries and employee benefits resulted primarily from costs associated with staff additions, the Home City Financial Corporation Employee Stock Ownership Plan, the Home City Financial Corporation Recognition and Retention Plan, and normal merit increases for existing employees. The increase in the remaining items of noninterest expense was due primarily to additional taxes, data processing and other expenses related to the reporting requirements of a public company.

     Federal Income Taxes. The provision for federal income taxes totaled $447,000 for the year ended December 31, 1998, an increase of $95,000, or 26.99%, from the $352,000 provision recorded in fiscal 1997. HCFC's effective tax rate increased to 31.97% in 1998 from 28.39% in 1997 which was primarily the result of tax-exempt income from investments and deferred loan costs.

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

                                              Year ended December 31,

                                                         1998                                       1997
                                          --------------------------------       ------------------------------------
                                          Average       Interest                 Average         Interest
                                        outstanding      earned/     Yield/      outstanding      earned/      Yield/
                                          balance         paid        rate         balance         paid         rate
                                          -------         ----        ----         -------         ----         ----
                                                               (Dollars in thousands)
Interest-earning assets:
     Interest-bearing demand deposits     $   537        $    24      4.51%      $   840           $   40       4.71%
    Federal funds sold                         66              3      5.22           485               25       5.25
    Time deposits                              23              1      1.25         1,344               69       5.17
   Investment securities (1)                3,372            189      5.61         6,420              373       5.82
    Mortgage-backed and related securities    620             36      5.85           912               60       6.55
    Loans receivable (2)                   71,172          6,555      9.21        57,253            5,295       9.25
       Total interest-earning assets (3)   75,790          6,808      8.98        67,254            5,862       8.72

Noninterest-earning assets:
     Less: Allowance for loan losses         (460)                                  (444)
     Other non-earning assets               3,792                                  2,638
                                           ------                                 ------

       Total assets                       $79,122                                $69,448
                                           ======                                 ======

Interest-bearing liabilities:
     NOW accounts                       $     704       $     15      2.08%      $   349           $    6      1.79%
     Money market accounts                    291              9      3.08           330               11      3.43
     Passbook accounts                      9,223            257      2.79         7,840              186      2.37
     Certificates of deposit               44,628          2,667      5.98        41,170            2,540      6.17
                                           ------          -----                 -------           ------
       Total deposits                      54,846          2,948      5.38        49,689            2,743      5.52
     Notes payable                            723             51      7.02             0                0         0
     FHLB advances                          8,316            487      5.85         4,265              273      6.41
                                           ------           ----                 -------           ------

Total interest-bearing liabilities         63,885          3,486      5.46%       53,954            3,016      5.59%

Noninterest-bearing liabilities             3,181                                  1,363
                                           ------                                -------
      Total liabilities                    67,066                                 55,317

Total shareholders' equity                 12,056                                 14,131
                                           ------                                -------

      Total liabilities and shareholders'
        equity                            $79,122                               $69,448
                                           ======                               =======

Net interest income; net interest rate spread             $3,322     3.52%      $ 2,846                        3.13%
                                                           =====                 ======
Net interest margin (4)                                              4.38%                                     4.23%
                                                                     ====                                      ====

Average interest-earning assets to interest-bearing liabilities    118.63%                                   124.65%
                                                                   ======                                    ======

(1) Includes $40,000 and $38,000 of nontaxable municipal income recorded in 1998 and 1997, respectively. The tax-equivalent yield on investments is 6.22% and 6.13% for 1998 and 1997, respectively.

(2) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

(3) Tax-equivalent yield on interest-earning assets is 9.01% and 8.75% for 1998 and 1997, respectively.

(4)  Net interest income as a percent of average interest-earning assets.

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

                                                               Year ended December 31,
                                                               -----------------------
                                                  1998 vs. 1997                         1997 vs. 1996

                                                      Increase                               Increase
                                                     (decrease)                             (decrease)
                                                       due to                                 due to
                                                  -----------------                     ---------------------
                                                  Volume       Rate        Total        Volume           Rate       Total
                                                  ------       ----        -----        -------          ----       -----
                                                                          (Dollars in thousands)
Interest income attributable to:
     Interest-bearing demand deposits           $    (14)     $  (2)       $   (16)     $      8         $   (1)     $    7
     Federal funds sold                              (22)         0            (22)          (17)             1         (16)
     Time deposits                                   (67)        (1)           (68)           11              0          11
     Investment securities                          (177)        (7)          (184)          232             25         257
     Mortgage-backed and related securities          (19)        (5)           (24)         (143)            (2)       (145)
     Loans receivable                              1,285        (25)         1,260           977            (72)        905
                                                   ------       ----         -----         -----            ---       -----
          Total interest income                      986        (40)           946         1,068            (49)      1,019

Interest expenses attributable
to:
     NOW accounts                                      6          3              9             2              0           2

     Money market accounts                            (1)        (1)            (2)            8              0           8
     Passbook savings accounts                        33         38             71           (44)           (10)        (54)
     Certificates of deposit                         212        (85)           127           227             (4)        223
     Notes payable                                    51          0             51             0              0           0
     FHLB advances                                   256        (42)           214           100             (9)         91
                                                     ---        ---            ---           ---            ---         ---
          Total interest expense                     557        (87)           470           293            (23)        270
                                                     ---        ---            ---           ---            ---         ---

     Increase (decrease) in net interest income    $ 429      $  47           $476         $ 775         $  (26)      $ 749
                                                     ===        ===            ===           ===            ====        ===

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

     Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from a theoretical 200 basis point (100 basis points equal one percent) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the economic value of the institution's assets with either an increase or decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital. See "Liquidity and Capital Resources."

     At December 31, 1998, 2% of the economic value of Home City's assets was approximately $1.7 million. Because the interest rate risk of a 200 basis point increase in market rates was a $923,000 decrease in NPV at December 31, 1998, Home City would not have been required to deduct from its capital in determining whether Home City met its risk-based capital requirement.

     Presented below, as of December 31, 1998, is an analysis of Home City's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City's strong capital position.

     As illustrated in the table, Home City's NPV is slightly more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. As a result, in a rising interest rate environment, the amount of interest Home City would receive on its loans would increase relatively slowly as loans are slowly repaid and new loans at higher rates are made. Moreover, the interest Home City would pay on its deposits would increase rapidly because Home City's deposits generally have shorter periods to repricing. Because Home City has not originated loans in accordance with traditional secondary market guidelines, the sale of fixed-rate loans may be difficult. In addition, increases in interest rates can also result in the flow of funds away from savings institutions into direct investments or other investment vehicles, such as mutual funds, which may pay higher rates of return than savings institutions. Assumptions used in calculating the amounts in this table are OTS assumptions.

                                                     At December 31, 1998
                                                     --------------------
Change in interest rate          Board limit       $ change        % change
    (basis points)                % change          in NPV           in NPV
-----------------------          -----------       --------        --------
                                             (Dollars in thousands)

        +400                        (60)%          $(2,488)          (16)%
        +300                        (45)            (1,654)          (11)
        +200                        (25)              (923)           (6)
        +100                        (10)              (359)           (2)
           0                          0                  0             0
        -100                        (10)               442             3
        -200                        (25)               954             6
        -300                        (45)             1,519            10
        -400                        (60)             1,930            12

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

Liquidity and Capital Resources

     Home City's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years presented:

                                                       Year ended December 31,
                                                       -----------------------
                                                       1998             1997
                                                       ----              ----
                                                        (Dollars in thousands)

Net income                                              $951            $888
Adjustments to reconcile net income to net cash
     from operating activities                           299              15
                                                     -------         -------
Net cash provided by operating activities              1,250             903
Net cash used in investing activities                (12,871)        (11,832)
Net cash provided by financing activities             12,013           2,608
                                                     -------         -------
Net change in cash and cash equivalents                  392          (8,321)
Cash and cash equivalents at beginning of year         1,518           9,839
                                                     -------         -------
Cash and cash equivalents at end of year             $ 1,910        $  1,518
                                                     =======         =======

     Home City's principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. Home City also borrows from the FHLB of Cincinnati. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. Home City maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, Home City monitors the capital of such institutions to ensure that such deposits do not expose Home City to undue risk of loss.

     OTS regulations presently require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of Home City's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 1998, Home City's regulatory liquidity ratio was 5.29%. At such date, Home City had commitments to originate loans totaling $9.5 million and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially. See Note Q of the Notes to Consolidated Financial Statements.

     Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "REGULATION - OTS Regulations -- Regulatory Capital Requirements." Home City exceeded all of its capital requirements at December 31, 1998 and 1997.

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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $486,000 at December 31, 1998.

     The following table summarizes Home City's regulatory capital requirements and actual capital (see Note P of the Notes to Consolidated Financial Statements for a reconciliation of capital under GAAP and regulatory capital amounts) at December 31, 1998:

                                                                    Excess of actual
                                                                  capital over current
                         Actual capital    Current requirement         requirement
                         --------------    -------------------    -------------------
                                                                                          Applicable
                      Amount     Percent    Amount     Percent    Amount      Percent    asset total
                      ------     -------    ------     -------    ------      -------    -----------
                                                    (Dollars in thousands)
Tangible capital     $11,864      13.91%     $1,279    1.50%      $10,585     12.41%        $85,292
Core capital          11,864      13.91       2,559    3.00         9,305     10.91          85,292
Risk-based capital    12,350      21.93       4,504    8.00         7,846     13.93          56,305


At December 31, 1998, Home City had no material commitments for capital expenditures.

Impact of Pending Legislation

     For several years, Congress has been considering various changes to the bank and savings association charters, the activities in which banks and savings associations and their holding companies and subsidiaries may engage and the authority of various regulatory authorities over the financial institutions and their holding companies and subsidiaries. HCFC cannot predict at this time whether and when Congress will actually adopt such "financial modernization legislation" or in what form it will be adopted.
It is expected, however, that the range of activities in which banks and their afilliated companies may engage will be expanded, and it is possible that the range of activities in which HCFC and Home City may engage will be restricted. It is not anticipated that the current activities of HCFC or Home City will be materially affected by any such legislation.

     Legislation to recapitalize the SAIF, which was enacted in 1996, provided that the SAIF and the Bank Insurance Fund (the "BIF") would be merged if the federal savings association charter was eliminated. Although the elimination of the federal savings association charter has not occured and is not now expected in the near future, Congress is still discussing the merger of the SAIF and the BIF. Although the merger could be expected to change the deposit insurance premiums paid by Home City, the effect on Home City and HCFC cannot be predicted at this time.

Year 2000 Readiness

     As for all financial institutions, the Bank's operations rely extensively on computer systems. The Bank has been addressing the possibility that some computer systems might not recognize the Year 2000 ("Y2K") correctly. In
1997 the Board of Directors appointed a Year 2000 Committee to assess the issue and develop and implement plans for preventing any potential problems. The Year 2000 Committee reports to the Board on its progress monthly.
The Committee developed an Action Plan Year 2000, which was presented to and approved by the Board in 1997, subsequently updated and approved in December 1998.

     The Bank relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as those related to securities and wire transfers. The Year 2000 Committee is working with these vendors to assess their Y2K readiness. Based upon this ongoing assessment, the Board of Directors believes that with planned modifications to existing software and hardware and planed conversations to new software and hardware, the third-party vendors are taking the approrpriate steps to ensure that critical systems will function properly. The Bank's most important third-party vendors have reported near completion of Y2K readiness both internally and in their interface with the Bank. Any other planned modifications and conversions are scheduled to be completed and tested by June 30, 1999.

     All of the Bank's personal computers ("PC's) and related software have been inventoried and tested for Y2K capabilities. Those PC's identified as not being Y2K compatible have been replaced at a cost for the new hardware and software of approximately $38,000. All other Y2K preparedness costs are not expected to be material. The Bank has not identified any significant Y2K problems with the Bank's equipment or systems other than those that are information technology related.

     If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Bank could be materially adversely affected. The Bank is developing a remediation contingency plan for continued operations in the event of any such systems failures.

     In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank is assessing such risks among its customers and developing a proactive approach to create customer awareness as to the Bank's
Y2K preparedness. The Bank could also be materially adversely affected if other third parties, such as governmental agencies, clearing-houses, telephone companies, utilities and other service providers fail to prepare properly. The Bank is therefore attempting to assess these risks and develop a business resumption contingency plan to accomodate any problems of this nature.

     The Bank expects to continue reviewing, enhancing and validating both the plan for remediation and the plan for business resumption throughout 1999 with the goal of June 30, 1999, for completion of all major aspectsof those plans. The Bank's Y2K preparedness has been periodically reviewed by the Office of Thrift Supervision, its primary regulator, and has also been reviewed by the Bank's external auditors in an engagement specifically related to Y2K compliance issues.

     Any forward-looking statements made in the foregoing Y2K discussion speak only as of the date of this document and express the expectations of the Bank at this time. Any forward-looking statements are subject to risks and uncertainties, and the preparedness of the Bank and its vendors is subject to change due to unanticipated events, such as the unexpected inability of the Bank's vendors to implement their plans.

    The discussion constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.

ITEM 7.  Financial Statements

                            INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Shareholders
Home City Financial Corporation
Springfield, Ohio



     We have audited the consolidated balance sheets of Home City Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home City Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.







                                        Robb, Dixon,
                                     Francis, Davis, Oneson
                                         & Company

Granville, Ohio
February 8, 1999

              Home City Financial Corporation - Consolidated Balance Sheets

                                                        (Dollars in thousands)

                                                                   December 31,
                                                              ---------------------
                                                               1998             1997
                                                               ----             ----

ASSETS
Cash and cash equivalents
  Cash and due from banks                                     $  1,147         $   827
  Interest-bearing demand deposits in other banks                  763             591
     Federal funds sold                                              0             100
                                                                 -----           -----
          Total cash and cash equivalents                        1,910           1,518

Time deposits with original maturities of 90 days or more           24              23
Investment securities available-for-sale, at fair value          3,091           4,580
Mortgage-backed securities available-for-sale, at fair value       559             700
Loans, net                                                      76,986          62,535
Stock in Federal Home Loan Bank                                    601             438
Accrued interest receivable                                        440             409
Properties and equipment                                           584             493
Cash surrender value of life insurance                           1,129           1,085
Other assets                                                        31              73
                                                                 -----           -----
          TOTAL ASSETS                                         $85,355         $71,854
                                                                ======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                       $60,499         $51,689
Federal Home Loan Bank Advances                                 11,571           5,712
Notes payable                                                    1,800               0
Accrued interest payable                                           115              79
Advance payments by borrowers for taxes and insurance               74              71
Deferred income taxes                                              112              68
Other liabilities                                                  314             231
                                                                ------          ------
          TOTAL LIABILITIES                                     74,485          57,850

Shareholders' equity

Preferred shares, no par value; 1,000,000 shares
authorized; none issued                                               0              0
Common shares, no par value; 5,000,000 shares
authorized; 952,200 shares issued                                     0              0
Additional paid-in capital                                        6,013          9,150
Retained earnings, substantially restricted                       6,658          6,037
Treasury shares, at cost                                         (1,304)          (711)
Accumulated other comprehensive income                              517            332
Common shares purchased by:
Employee Stock Ownership Plan                                      (609)          (686)
Recognition and Retention Plan                                     (405)          (118)
                                                                 ------         ------

TOTAL SHAREHOLDERS' EQUITY                                       10,870         14,004
                                                                 ------         ------

     TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                          $85,355        $71,854
                                                                 ======         ======


------------------------

See accompanying notes.

          Home City Financial Corporation - Consolidated Statements of Income


                                                                (Dollars in thousands)

                                                               Year ended December 31,
                                                               -----------------------
                                                                      1998        1997
                                                                      ----        ----

INTEREST  INCOME
Loans                                                             $  6,555     $ 5,295
Mortgage-backed securities                                              36          60
Investment securities                                                  189         373
Interest-bearing deposits and federal funds sold                        28         134
                                                                     -----       -----
          TOTAL INTEREST INCOME                                      6,808       5,862

INTEREST EXPENSE
Deposits                                                             2,948       2,743
Borrowed funds                                                         538         273
                                                                    ------      ------
          TOTAL INTEREST EXPENSE                                     3,486       3,016
                                                                    ------      ------

     NET INTEREST INCOME                                             3,322       2,846
Provision for loan losses                                               61          43
                                                                    ------      ------
     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                            3,261       2,803

NON INTEREST INCOME
Service charges on deposits                                             10           7
Life insurance                                                          67          56
Gain (loss) on sale of securities, net                                   2         (18)
Other income                                                            19          44
                                                                    ------      ------

     TOTAL NONINTEREST INCOME                                           98          89

NONINTEREST EXPENSE
Salaries and employee benefits                                       1,051         859
Supplies, telephone and postage                                         51          45
Occupancy and equipment                                                139         110
FDIC deposit insurance                                                  34          32
Data processing                                                         98          80
Legal, accounting and examination                                      219         220
Franchise taxes                                                        181         174
Other expense                                                          188         132
                                                                    ------      ------
     TOTAL NONINTEREST EXPENSE                                       1,961       1,652
                                                                    ------      ------

     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                                1,398       1,240

Federal income tax expense                                             447         352
                                                                     ------     ------

     NET INCOME                                                     $  951      $  888
                                                                    ======      ======

Earnings per common share - basic
                                                                     $1.17       $1.06
Earnings per common share - diluted                                  $1.04       $0.97

See accompanying notes.

                                              Number of Shares
                           ---------------------------------------------------
                                                        Common       Common
                                                        shares       shares
                           Common      Common           purchased    purchased
                           shares      shares           by ESOP      by RRP
                            ------     ------           -------      ------
December 31, 1996           952,200         0           (76,176)          0
Net income
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $59

Comprehensive income

Purchase of treasury shares           (47,610)
Shares allocated under
 Employee Stock
  Ownership Plan                                          7,618
Purchse of common shares
 by Recognition and
 Retention Plan                                                      (6,800)
Dividends declared
 ($.33 per share)
                            -------    -------           -------      ------
December 31, 1997           952,000   (47,610)          (68,558)     (6,800)

Net income
Other comrephensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $97
Comprehensive income
Purchase of treasury shares           (45,200)
Purchase of common shares
 by Recognition and
 Retention Plan                                                     (17,002)
Shares allocated under
 Employee Stock
 Ownership Plan                                           7,618
Shares eared under Recognition
 and Retention Plan                                                   4,761
Capital distribution
 ($3.50 per share)
Dividends declared
 ($.37 per share)
                            -------    ------            ------      ------
December 31, 1998           952,000    92,810           (60,940)    (19,041)
                        =======           ======         ======      ======

Continued on next page

                                                              (Dollars in thousands)
                                                                     Amounts
                              -----------------------------------------------------------------------------------------------

                                                                             Accum-
                                                                             ulated
                                                                             other         Common         Common
                                    Additional                               compre-       shares         shares       Compre-
                                    paid-in       Retained      Treasury     hensive       purchased      purchased    hensive
                                    capital       earnings      shares       income        by ESOP        by RRP       income
                                    -------       --------      ------       ------        -------        ------       -------
December 31, 1996                   $ 9,075       $  5,455      $    0       $  216        $  (762)       $    0

Net income                                             888                                                             $   888
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $59                                                                     116                                        116
                                                                                                                        ------
Comprehensive income                                                                                                   $ 1,004
                                                                                                                        ======
Purchase of treasury shares                                       (711)
Shares allocated under
 Employee Stock
 Ownership Plan                          75                                                     76
Purchase of common shares
 by Recognition and
 Retention Plan                                                                                             (118)
Dividends declared
 ($.33 per share)                                     (306)
                                    -------       --------      ------       ------        -------         -----
December 31, 1997                     9,150          6,037        (711)         332           (686)         (118)

Net income
Other comprehensive income                             951                                                             $   951
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $97
                                                                                185                                        185
                                                                                                                        ------
Comprehensive incomes                                                                                                  $ 1,136
                                                                                                                        ======
Purchase of treasury shares                                       (593)
Purchase of common shares
 by Recognition and
 Retention Plan                                                                                             (370)
Shares allocated under Employee Stock
 Ownership Plan                          36                                                    77
Shares earned under Recogntion
 and Retention Plan                      (7)                                                                  83
Capital distribution
 ($3.50 per share)                   (3,166)
Dividends declared
 ($.37 per share)                                     (330)
                                    -------       --------      ------       ------        ------          -----
December 31, 1998                   $ 6,013       $  6,658     ($1,304)      $  517         ($609)         ($405)



      Home City Financial Corporation - Consolidated Statements of Cash Flows

                                                                (Dollars in thousands)

                                                                Year ended December 31,
                                                                -----------------------
                                                                1998             1997
                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $   951           $888
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Premium amortization, net of discount accretion                  2             (9)
Provision for loan losses                                                 61             43
(Gain) loss on sale of securities                                         (2)            18
Depreciation                                                              50             42
Deferred income taxes                                                     (9)           (69)
Life insurance income, net of expenses                                   (44)           (15)
Employee Stock Ownership Plan compensation expense                       113            151
          Recognition and Retention Plan compensation expense             76              0
     FHLB stock dividends                                                (34)           (30)
     Net change in:
          Accrued interest receivable                                    (31)           (95)
          Accrued interest payable                                        36             14
          Other assets                                                     9             26
          Other liabilities                                               72            (61)
                                                                       -----         ------
     Net cash provided by operating activities                         1,250            903
                                                                       -----         ------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in time deposits                                              1            337
Purchases of securities available-for-sale                            (1,070)        (7,220)
Proceeds from sales of securities available-for-sale                     617            401
Proceeds from maturities of securities available-for-sale              2,220          4,706
Proceeds from sales of mortgage-backed securities available-for-sale       0          1,891
Collections on mortgage-backed securities available-for-sale             143            123
Net increase in loans                                                (14,512)       (12,020)
Purchases of properties and equipment                                   (141)           (50)
Purchase of FHLB stock                                                  (129)             0
                                                                      -------       -------
     Net cash used in investing activities                            (12,871)      (11,832)
                                                                      --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                8,810         2,129
Net increase (decrease) in short-term FHLB advances                      (473)        2,000
Proceeds from new long-term FHLB advances                               6,875             0
Payments on long-term FHLB advances                                      (543)         (388)
Net increase in advance payments by borrowers
for taxes and insurance                                                     3             2
Net proceeds from notes payable                                         1,800             0
Distribution of capital                                                (3,166)            0
Purchase of common shares by Recognition and Retention Plan              (370)         (118)
Purchase of treasury shares                                              (593)         (711)
Cash dividends paid                                                      (330)         (306)
                                                                       -------       ------
     Net cash provided by financing activities                         12,013         2,608

     Net increase (decrease) in cash and cash equivalents                 392        (8,321)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,518         9,839
                                                                       ------        ------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $1,910        $1,518
                                                                       ======        ======

----------------------
See accompanying notes

Home City Financial Corporation Notes to Consolidated Financial Statements




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Home City Financial Corporation (the "corporation") is a financial services company which was organized in August of 1996 and is a unitary savings and loan holding company. The principal assets of the corporation are the capital stock of Home City Federal Savings Bank of Springfield (the "bank") and a loan made to the Home City Financial Corporation Employee Stock Ownership Plan (the "ESOP") for the purchase of common shares of the corporation. The bank provides a variety of financial services to individuals and corporate customers, through its office in Springfield, Ohio, which is primarily a small industrial area. The bank's primary deposit products are savings accounts and certificates of deposit. Its primary lending products are single-family residential loans, commercial loans and consumer loans. The bank owns 100% of its subsidiary, Homciti Service Corp., which invests in stock of the bank's data service provider, and a local joint venture, in both of which it has minority interests.

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

Consolidated Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the corporation considers cash and due from banks, interest-bearing demand deposits in other banks and federal funds sold to be cash equivalents. The following are supplemental disclosures for the consolidated statements of cash flows for the years ended December 31, 1998 and 1997:

                                                       (Dollars in thousands)
                                                      1998                1997

Cash paid during the year for interest               $3,450             $3,002
Cash paid during the year for income taxes              459                395

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

Income Taxes
The corporation, bank and service corporation each file separate tax returns
using a calendar year end.   The effects of current or deferred taxes are
recognized as a current and deferred tax liability or asset based on current tax laws. Accordingly, income tax expense in the consolidated statements of income includes charges or credits to properly reflect the current and deferred tax asset or liability.

Earnings per Share
The weighted-average number of shares of common stock used in calculating earnings per share was determined by reducing outstanding shares by treasury shares, unallocated ESOP shares and unvested Recognition and Retention Plan (the "RRP") shares. The effect of stock options on weighted-average shares outstanding is calculated using the Treasury Stock method. Fully diluted shares outstanding include the maximum dilutive effect of stock issuable upon exercise of common stock options and unallocated ESOP and RRP shares of common stock. Earnings per share information for periods prior to 1997 are not presented because the bank did not complete its Reorganization until December 30, 1996.

Reclassifications
Certain amounts have been reclassified to conform with the 1998 presentation.

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

In connection with the conversion, the corporation sold 952,200 shares at a price of $10.00 per share, which, after consideration of offering expenses totaling approximately $437,000 and shares purchased by employee benefit plans totaling $762,000, resulted in net cash proceeds of approximately $8.3 million.

At the date of the conversion, the bank established a liquidation account in an amount equal to retained earnings reflected in the balance sheet used in the conversion offering circular. The liquidation account is maintained for the benefit of eligible savings account holders who maintained deposit accounts in the bank after conversion.



NOTE C - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost of securities available-for-sale and their approximate fair values are as follows:

                                                                (Dollars  in thousands)

                                At December 31, 1998                           At December 31, 1997
                    --------------------------------------------  -------------------------------------------

                                   Gross        Gross                              Gross        Gross
                    Amortized  unrealized  unrealized     Fair    Amortized  unrealized  unrealized     Fair
                      Cost       gains       losses       Value     cost       gains        losses     Value
                    ---------  ----------  ----------    -------  ---------  ----------  ----------   -------
Investment securities
U.S.
government          $       0  $        0  $        0    $     0  $     598  $        2  $        0   $   600

Federal
agencies                1,500           2          (1)     1,501      2,500           0          (3)    2,497

State &
municipal
securities                764          15           0        779        917          14          (1)      930

Equity
securities                 45         766           0        811         61         492           0       553
                    ---------  ----------  ----------    -------  ---------  ----------  ----------   -------

Total                   2,309         783          (1)     3,091      4,076         508          (4)    4,580
                    ---------  ----------  ----------    -------  ---------  ----------  ----------   -------

Mortgage-backed securities

GNMA's                    558           1           0        559        703           0          (3)      700
                    ---------  ---------- -----------    -------  ---------  ----------  ----------   -------

Total               $   2,867  $      784 $        (1)   $ 3,650  $   4,779  $      508  $       (7)  $ 5,280
                    =========  ========== ===========    =======  =========  ==========  ==========   =======

The amortized cost and estimated fair value of investment and mortgage-backed securities available-for-sale at December 31, 1998, respectively, by contractual maturity, are as follows:

                                                         (Dollars in thousands)

                                                     Investment          Mortgage-backed
                                                     securities             securities
                                                     ----------             ----------
                                              Amortized       Fair     Amortized     Fair
Amounts maturing in :                           cost          value       cost       value
                                                ----          -----       ----       -----
One year or less                               $1,007     $1,010          $    0     $   0
After one year through five years               1,130      1,137               0         0
After five years through ten years                127        133             558       559
Equity securities                                  45        811               0         0
                                               ------      -----           -----     -----
Total                                          $2,309      $3,091          $ 558     $ 559
                                               ======      ======          =====     =====

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Investment securities with carrying values of approximately $2,838,000 and $500,000 were pledged at December 31, 1998 and 1997, respectively, to secure certain deposits.

During 1998, the corporation sold securities available-for-sale for total proceeds of approximately $617,000, resulting in gross realized gains of approximately $2,000 and no gross realized losses. During 1997, the corporation sold securities available-for-sale for total proceeds of approximately $2,292,000 resulting in gross realized gains of approximately $1,000 and gross realized losses of approximately $19,000.


NOTE D - LOANS

Loans at December 31, 1998 and 1997, are summarized as follows:

                                                        (Dollars in thousands)

                                                        1998            1997
                                                        ----            ----
Loans secured by real estate:
One-to-four-family residential properties             $42,485         $40,669
Multifamily (5 or more) residential properties          2,463           2,731
Nonresidential properties                               9,894          10,124
Land                                                    1,721           1,690
Construction                                            4,561           3,079
Consumer                                                5,226           4,201
Commercial                                             11,122             493
                                                       ------          ------
Total                                                  77,472          62,987
Allowance for loan losses                                (486)           (452)
                                                       ------          ------
Net loans                                             $76,986         $62,535
                                                       ======          ======

An  analysis of the allowance for loan losses is as follows:

                                                        (Dollars in thousands)

                                                         1998            1997
                                                         ----            ----

Balance, beginning of year                               $452            $400

Provision for loan losses                                  61              43
Loans charged off                                         (40)            (39)
Recoveries                                                 13              48
                                                          ----            ----

Balance, end of year                                      $486           $452

At December 31, 1998 and 1997, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $54,000 and $95,000, respectively.
The average recorded investment in impaired loans amounted to approximately $68,000 and $179,000 for the years ended December 31, 1998 and 1997, respectively. The allowance for loan losses related to impaired loans amounted to approximately $54,000 and $8,000 at December 31, 1998 and 1997, respectively. Interest income on impaired loans of $16,000 and $6,000 was recognized for cash payments received for the years ended December 31, 1998 and 1997.

In addition, at December 31, 1998 and 1997, the bank had other nonaccrual loans of approximately $164,000 and $200,000, respectively, for which impairment had not been recognized.

The bank has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

At December 31, 1998 and 1997, the bank serviced loans for others with principal balances of $2,132,000 and $2,395,000, respectively.

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


                                                      (Dollars in thousands)

                       Balance, December 31, 1997        $1,504

                       New loans                             23
                       Payments                            (561)
                                                          ------
                       Balance, December 31, 1998          $966
                                                          ======

NOTE E - PROPERTIES AND EQUIPMENT

A summary of properties and equipment at December 31, 1998 and 1997, follows:

                                                   (Dollars in thousands)

                                                     1998              1997

Land                                                $ 118            $  113
Buildings and improvements                            437               437
Equipment                                             464               328
                                                    -----             -----
                                                    1,019               878

Accumulated depreciation                             (435)             (385)
                                                    -----             -----
Total                                               $ 584             $ 493
                                                    =====             =====

NOTE F  - CASH SURRENDER VALUE OF LIFE INSURANCE

In September 1995, the bank purchased life insurance policies on each of its outside directors. The bank is the beneficiary of such policies. At December 31, 1998 and 1997, there were no notes payable to the insurance company.



NOTE G - DEPOSITS

Deposit account balances at December 31, 1998 and 1997, are summarized as follows:
                                                          (Dollars in thousands)

                                            1998                    1997
                                      Amount     Percent    Amount     Percent
Noninterest-bearing accounts       $   1,605       2.7%     $ 763        1.5%
NOW and money market accounts          1,439       2.4        774        1.5
Savings accounts                      11,084      18.3      7,863       15.2
Certificates of deposit               46,371      76.6     42,289       81.8
                                      ------      ----     ------       ----
Totals                               $60,499     100.0%   $51,689      100.0%
                                     =======     ======   =======      ======

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $8,999,000 and $7,879,000 at December 31, 1998 and 1997, respectively. Deposits in excess of $100,000 are not insured by the FDIC.

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:

                                               (Dollars in thousands)

                      1999                              $21,163
                      2000                               21,537
                      2001                                2,359
                      2002                                1,179
                      2003 and thereafter                   133
                                                        -------
                      Total                             $46,371
                                                        =======
The bank held related party deposits of approximately $553,000 and $532,000 at December 31, 1998 and 1997, respectively.

NOTE H - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances are comprised of the following at December 31:

                                                                 (Dollars in thousands)
                                                         Current
                                                         interest
                                                           rate                     Balance
                                                           ----                     -------
Variable-rate advances, with monthly interest payments:
       Advance due in 1998                                  5.87%        $              0         $2,000
       Advance due in 1999                                  5.02          1,526         0
       Advance due in 2003                                  4.64          1,500         0
       Advance due in 2008                                  5.28          5,000         0

Fixed-rate advances, with monthly principal and interest
payments:
       Advance due in 2000                                  5.46            234         0
       Advance due in 2001                                  6.30            197       258
       Advance due in 2003                                  5.91            233       280
       Advance due in 2004                                  8.35            360       420
       Advance due in 2005                                  8.32            673       766
       Advance due in 2006                                  6.35          1,261     1,379
       Advance due in 2010                                  3.30            587       609
                                                                        -------    ------

Total Federal Home Loan Bank advances                       5.48%       $11,571    $5,712
                                                                        =======    ======

FHLB advances are collateralized by all shares of FHLB stock owned by the bank (totaling $601,000) and by 100% of the bank's qualified mortgage loan portfolio (totaling approximately $42,485,000). Based on the carrying amount of FHLB stock owned by the bank, total FHLB advances are limited to approximately $12,028,000.

The aggregate minimum future annual principal payments on FHLB advances are $2,131,000 in 1999, $479,000 in 2000, $436,000 in 2001, $388,000 in 2002, and
$8,137,000 after 2002.

NOTE I - NOTES PAYABLE

Notes payable are comprised of the following at December 31:

                                                             (Dollars in thousands)
                                                         Current
                                                         interest
                                                         rate             Balance
                                                         ----     -----------------------

                      Note due February 26, 1999          6.50     $1,500        $ 0
                      Note due June 26, 1999              6.50        300          0
                                                                   ------        ---
                      Total notes payable                 6.50%    $1,800        $ 0
                                                                   ======        ====

The corporation's indebtedness is to a bank under notes that have floating interest rates which are tied to prime. The notes are unsecured.

NOTE J - FEDERAL INCOME TAXES

The consolidated provision for income taxes for the following years consists of the following:

                                                        (Dollars in thousands)

                                                         1998            1997
                                                         ----            ----
                         Federal income tax expense
                         Current tax expense             $456            $421
                         Deferred tax expense              (9)            (69)
                                                         ----            ----
                         Total                           $447            $352
                                                          ====           ====

A cumulative net deferred tax liability is included in other liabilities at December 31, 1998 and 1997. The components of the deferred tax accounts are as follows:

                                                         (Dollars in thousands)

                                                          1998         1997
                                                          ----         ----
     Deferred tax liability
     Accumulated depreciation                           $   32       $   27
     Net deferred loan costs                                28           37
     Net unrealized gain on securities available-for-sale  267          170
     Other                                                   5           33
                                                         -----        -----
     Total deferred tax liability                          332          267

     Deferred tax asset
     Nonaccrual loan interest                               (5)          (8)
     Allowance for loan losses                            (130)        (110)
     Employee benefits                                     (85)         (81)
                                                         ------        -----
     Total deferred tax asset                             (220)        (199)
                                                         ------        -----
     Total net deferred tax liability                    $ 112        $  68
                                                         =====         =====
A reconciliation of the federal income tax rate to effective income tax rates for the years ended December 31:

                                                          1998          1997
                                                          ----          ----

     Federal income tax rate                              34.0%         34.0%
     Adjusted for:
          Tax-exempt income                               (1.9)         (3.2)
Other                                                     (0.1)         (2.4)
                                                          -----         -----
Effective tax rate                                        32.0%         28.4%
                                                          =====         =====

Included in retained earnings at December 31, 1998, and 1997, is approximately $1,084,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes before 1988. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $368,000.



NOTE K - DIVIDEND RESTRICTION

The bank, as a federally chartered savings bank, is subject to the dividend restrictions of the Office of Thrift Supervision (the "OTS"). Under regulations of the OTS applicable to converted savings associations, the bank is not permitted to pay a cash dividend on its capital stock if its regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the Liquidation Account or the applicable regulatory capital requirements prescribed by the OTS.

As disclosed in NOTE P, the bank meets the requirements for a Tier I association and has not been notified of any need for more than normal supervision. As a subsidiary of the corporation, the bank is required to give the OTS 30 days notice prior to paying any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.



NOTE L - EARNINGS PER SHARE

Earnings per share (EPS) is computed in accordance with SFAS No. 128, Earnings per share, which was adopted by the corporation as of December 31, 1997. EPS for periods prior to 1997 are not presented because the bank did not complete its Reorganization until December 30, 1996. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares held by the corporation's ESOP that are committed for release, shares awarded but not released under the corporation's RRP and stock options granted under the Stock Option Plan. Following is a summary of the effect of diluted securities in the weighted-average number of shares (denominator) for the basic and diluted EPS calculations. There are no adjustments to net income.

                                                        1998         1997
                                                        ----         ----

Weighted-average common shares outstanding - basic     812,070     831,527

Effect of dilutive securities on number of shares

RRP shares                                              17,027         532
ESOP shares                                             68,558      76,155
Stock options                                           19,869       3,800
                                                       -------      ------
Total dilutive securities                              105,454      80,487
                                                       -------      ------

Weighted-average common shares outstanding - diluted   917,524     912,014


NOTE M   EMPLOYEE BENEFITS

401(k) Profit Sharing Plan
In 1994, the bank initiated a 401(k) Profit Sharing Plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Participants may make salary savings contributions up to 15% of their compensation, 50% of which will be matched by the bank, up to 6% of each employee's salary. 401(k) profit sharing expense for the years ended December 31, 1998 and 1997, was $10,000 and $11,000, respectively.

Pension Plan
In connection with the Financial Institutions' Retirement Fund, the bank participates with other companies in the financial institution industry in a defined benefit plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Pension expense for the years ended December 31, 1998 and 1997, was $28,000 and $13,000, respectively.

Incentive Compensation Plan
The bank has an incentive compensation plan that covers all employees who are normally scheduled to work 1,040 hours or more per year. The bank's contributions pursuant to the plan are based on a formula contained in the plan which incorporates factors relating to the bank's performance and are contingent upon the bank's attainment of certain levels of earnings, as defined in the plan. Incentive compensation plan expense for the years ended December 31, 1998 and 1997, was $46,000 and $7,000, respectively.

NOTE N - STOCK REPURCHASE PROGRAM

During 1998, the corporation received regulatory approval to repurchase up to 5% of its outstanding shares. During the year ended December 31, 1998, 45,200 common shares were purchased at an average price of $13.13. During 1997, the corporation previously received regulatory approval to repurchase 5% of its outstanding shares. During the year ended December 31, 1997, 47,610 common shares were purchased at an average price of $14.93.

Repurchased shares are treated as treasury shares and are available for general corporate purposes, including issuance in connection with stock-based compensation plans.



NOTE O - STOCK-BASED COMPENSATION PLANS
Employee Stock Ownership Plan (ESOP)
As part of the conversion transaction (see NOTE B), an ESOP was established for the benefit of employees of the corporation and bank, age 21 or older, who have completed at least one year of full-time service. The ESOP borrowed $762,000 from the corporation and used those funds to acquire 76,176 common shares of the corporation at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal payments made by the ESOP on the loan. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the corporation's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur in even annual amounts over a ten year period. However, in the event contributions exceed the minimum debt service requirements, additional principal payments
will be made.   During each of 1998 and 1997, 7,618 common shares were
allocated among the participants. ESOP compensation expense for the years ended December 31, 1998 and 1997, was $113,000 and $151,000, respectively. Shares held by the ESOP at December 31, 1998 and 1997, are as follows:

                                                         1998        1997
                                                         ----        ----

Allocated shares                                       15,236          7,618
Unallocated shares                                     60,940         68,558
                                                       ------         ------

Total ESOP shares                                      76,176         76,176
                                                       ======         ======

Fair value of unallocated shares                     $823,000     $1,268,000

Recognition and Retention Plan  ("RRP")
A recognition and retention plan was approved by the shareholders of the corporation at the October 20, 1997, Annual Meeting. The RRP is a restricted stock award plan. The RRP is administered by a committee of directors of the corporation. The committee selects recipients and terms of awards pursuant to the plan. Total shares made available under the plan was 38,088.

RRP awards vest in five equal annual installments, subject to the continuous
employment of the recipients as defined under such plans.   Compensation
expense for the RRP is based upon market price at the date of grant and is
recognized on a pro rata basis over the vesting period of the awards.   RRP
expense for the years ended December 31, 1998 and 1997, was $76,000 and $0, respectively. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity in the accompanying consolidated balance sheets.

Stock Option Plan ("SOP")
A stock option plan was approved by the shareholders of the corporation at the October 20, 1997, Annual Meeting. The SOP is administered by a committee of directors of the corporation. The committee selects recipients and terms of awards pursuant to the plan. The maximum number of common shares which may be issued under the SOP is 131,422 shares. The maximum term of each option is ten years from the date of grant. The initial awards were granted on October 20, 1997, at the fair value of the common stock on that date ($16.125). Due to the capital distribution in 1998, the number of shares granted was increased from 71,415 to 98,565, and the exercise price was decreased from $16.125 to $11.70. The initial awards vest in equal installments over a five-year period from the grant date and expire during October 2007. Unvested options become immediately exercisable in the event of death or disability.

Option activity under the SOP is as follows:
                                                                    Weighted-
                                                  Number of         average
                                                   shares       exercise price
Outstanding December 31, 1996                           0             $0.00
        Granted                                    98,565             11.70
        Exercised                                       0              0.00
        Canceled                                        0              0.00
Outstanding December 31, 1997                      98,565             11.70
        Granted                                         0              0.00
        Exercised                                       0              0.00
        Canceled                                        0              0.00
Outstanding, December 31, 1998                     98,565            $11.70

At December 31, 1998, 32,857 shares were available for future grants under the SOP.

Additional information regarding options outstanding as of December 31, 1998, is as follows:

                                                    Weighted-average
          Exercise     Options        Options          remaining
           price      outstanding     exercisable     contractual life

          $11.70        98,565          19,711            8.8 years

SFAS No. 123, Accounting for Stock-Based Compensation, which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the standard's fair value method been used to measure compensation cost for the SOP. In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted.

The corporation's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           October 1997
                                                               grant
           Risk-free interest rate                              6.23%
           Expected dividend                                    2.54%
           Expected lives, in years                            10
           Expected volatility                                 23.96%

The weighted-average grant-date fair value of options granted during October 1997 was $3.88. The corporation's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Had compensation cost for these awards been determined with SFAS No. 123, the corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        (Dollars in thousands,
                                                         except per share data)

                                                       Year ended December 31,
                                                       -----------------------
Net income:                                            1998              1997
----------                                             ----              ----

            As reported                                 $951             $888
            Pro forma                                   $901             $880
Earnings per common share - basic
            As reported                                $1.17            $1.06
            Pro forma                                  $1.11            $1.05
Earnings per common share - diluted
            As reported                                $1.04            $0.97
            Pro forma                                  $0.98            $0.96

NOTE P - REGULATORY MATTERS

Home City is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory requirements - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Home City Financial Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Home City's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of adjusted total assets, total capital to risk-weighted assets of not less than 8.0%, and core capital equal to 3.0% of adjusted total assets (as defined in the regulations). Management believes, as of December 31, 1998, that Home City meets all capital adequacy requirements to which it is subject.

At December 31, 1998, the most recent notification from the OTS categorized Home City as "Well Capitalized" under the framework for prompt corrective action. To be considered well capitalized under Prompt Corrective Action Provisions, the bank must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Home City's categorization.

The bank is required to report capital ratios unconsolidated with HCFC. The bank's actual capital amounts and ratios are presented in the following tables:

                                                        (Dollars in thousands)

                                                    Risk-based          Tier I
                                                    capital             capital
                                                    -------             -------

Equity per GAAP                                      $12,414           $12,414
Less unrealized gain on securities available-for-sale,
     net of applicable income taxes                     (517)             (517)
Less advance to subsidiary                               (33)              (33)
Plus allowance for loan losses                           486               N/A
                                                       ------          --------

Regulatory capital                                    $12,350          $11,864
                                                      =======          =======

                                                        (Dollars in thousands)
                                                                                           To be well
                                                                  Minimum required      capitalized under
                                                                      for capital         Prompt Corrective
                                             Actual                adequacy purposes     Action Provisions
                                             ------                -----------------     -----------------
                                     Amount        Ratio        Amount        Ratio        Amount        Ratio
                                     ------        -----        ------        -----        ------        -----
As of December 31, 1998:
Total Risk-Based Capital
(to Risk-Weighted Assets)           $12,350         21.9%       $4,504         8.0%        $5,631        10.0%
Tier I Capital
(to Risk-Weighted Assets)            11,864         21.1           N/A          N/A         3,378         6.0
Tier I Capital
(to Total Assets)                    11,864         13.9         2,559         3.0          4,265         5.0
Tangible Capital
(to Total Assets)                    11,864         13.9         1,279         1.5            N/A         N/A

As of December 31, 1997:
Total Risk-Based Capital
(to Risk-Weighted Assets)           $11,253         26.6%       $3,386         8.0%        $4,232        10.0%
     Tier I Capital
(to Risk-Weighted Assets)            10,801         25.5           N/A         N/A          2,539         6.0
Tier I Capital
(to Total Assets)                    10,801         15.2         2,132         3.0          3,553         5.0
Tangible Capital
(to Total Assets)                    10,801         15.2         1,066         1.5            N/A         N/A

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the bank has various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

The bank had outstanding commitments to originate loans as follows:


                                     At December 31, 1998                    At December 31, 1997
                                     --------------------                    ---------------
                                 Fixed-     Adjustable-              Fixed-     Adjustable-
                                  rate         rate         Total     rate         rate        Total
                                 ------     -----------     -----    ------     -----------    -----
Undisbursed balance
     of loans closed -
     mortgage loans              $1,865      $   393        $2,258   $1,150     $   37         $1,187
First mortgage
     loans                        1,933          508         2,441    1,026        536          1,562
Consumer and
     other loans                    100            0           100        0          0              0
Open-end consumer lines               0        1,476         1,476        0        498            498
Commercial lines                      0        3,192         3,192        0          0              0
                                 ------      -------        ------    -----     -----------   -------       ------
Total                            $3,898      $ 5,569        $9,467   $2,176     $1,071         $3,247
                                 ======      =======        ======   ======     ===========   =======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

The bank has not been required to perform on any financial guarantees during the past three years. The bank has not incurred any losses on its commitments during the past three years.

The bank maintains deposit accounts at four banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Account balances at two of these institutions exceeded FDIC insurance limits. The amount in excess of the FDIC limit totaled $1,583,000.


NOTE R - FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excluded certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the corporation.

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

Accrued interest: The carrying amount of accrued interest approximates fair value.

Borrowed funds: The fair values for borrowed funds are estimated using a discounted cash flow calculation that applies interest rates currently being offered on like-type borrowed funds.

The estimated fair values of the corporation's financial instruments are as follows:

                                                       (Dollars in thousands)

                                                             December 31,
                                                             -----------
                                              1998                  1997
                                      Carrying     Fair     Carrying     Fair
                                       amount      value     amount      value
                                       ------      -----     ------      -----
Financial assets:
Cash and cash equivalents               $1,910     $1,910    $1,518     $1,518
Time deposits                               24         21        23         18
Investment securities                    3,091      3,091     4,580      4,580
Mortgage-backed securities                 559        559       700        700
Loans                                   76,986     80,430    62,535     63,176
Accrued interest receivable                440        440       409        409
Life insurance                           1,129      1,129     1,085      1,085

Financial liabilities:
Deposits                                60,499     60,372    51,689     51,828
       Notes payable                     1,800      1,800         0          0
Advances from FHLB                      11,571     11,378     5,712      5,617
Accrued interest payable                   115        115        79         79

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions. The contract or notional amounts of the bank's financial instruments with off-balance sheet risk are disclosed in NOTE Q. No derivatives were held by the bank for trading purposes. It is not practical to estimate the value of Federal Home Loan Bank stock because it is not marketable. The carrying amount of that investment is reported in the consolidated balance sheet.

NOTE S - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Home City Financial Corporation (parent company only) follows:

                                  Balance Sheets

                                                     (Dollars in thousands)

                                                           December 31,
                                                           -----------
                                                           1998          1997
                                                           ----          ----
Assets
Interest-bearing savings deposit with subsidiary bank  $    151        $   147
Interest-bearing time deposit with subsidiary bank            0          2,027
Investment in subsidiary bank                            12,414         11,213
Investment securities available-for-sale                      0            601
Other assets                                                113             37
                                                        -------        -------
Total assets                                            $12,678        $14,025
                                                        =======        =======

Liabilities and Shareholders' Equity
Notes payable                                          $  1,800        $     0
Accrued expense and other liabilities                         8             21
                                                        -------        -------
     Total liabilities                                    1,808             21

Shareholders' equity                                     10,870         14,004
                                                        -------        -------
Total liabilities and shareholders' equity              $12,678        $14,025
                                                        =======        =======


                                  Statements of Income

                                                        (Dollars in thousands)

                                                             Year ended
                                                             December 31,
                                                             ------------
                                                           1998           1997
                                                           ----           ----
Income
Interest income                                           $   127     $   230
Other income                                                    3           1
                                                           ------      ------
Total income                                                  130         231

Expense
Interest expense                                               51           0
Other expense                                                 156         227
                                                           ------      ------
     Total expense                                            207         227
                                                           ------      ------

Income (loss) before income taxes and undistributed
     earnings of subsidiary                                   (77)          4

Income tax benefit                                            (15)        (10)
                                                            ------     ------
Income (loss) before undistributed earnings of subsidiary     (62)         14

Undistributed earnings of subsidiary                        1,013         874
                                                            -----       -----
Net income                                                 $  951      $  888
                                                           ======      ======

                              Statements of Cash Flows

                                                        (Dollars in thousands)

                                                               Year ended
                                                               December 31,
                                                               ------------
                                                           1998           1997
                                                           ----           ----
Cash flows from operating activities
Net income                                                 $   951     $   888
Adjustments to reconcile net income to net cash
flows from operating activities:
Undistributed earnings of subsidiary                        (1,013)       (874)
Discount accretion                                               0          (1)
Gain on sale of securities available-for-sale                   (2)         (1)
Deferred income taxes                                           (9)        (22)
Compensation expense for ESOP                                  113         151
Compensation expense for RRP                                    76           0
Net increase in other assets                                   (67)        (12)
Net decrease in other liabilities                              (13)       (122)
                                                            -------     ------

 Net cash provided by operating activities                      36           7
                                                            -------     ------

Cash flows from investing activities
Net (increase) decrease in time deposits                     2,027      (2,027)
Purchase of securities available-for-sale                        0      (2,996)
Sale of securities available-for-sale                          600         400
Maturities of securities available-for-sale                      0       2,000
                                                            ------      ------

 Net cash flows provided by (used in) investing activities   2,627      (2,623)
                                                            ------      -------
Cash flows from financing activities
Net proceeds from notes payable                              1,800           0
Distribution of capital                                     (3,166)          0
Purchase of treasury shares                                   (593)       (711)
Purchase of common shares by RRP                              (370)       (118)
Cash dividends paid                                           (330)       (306)
                                                            -------     -------
     Net cash used in financing activities                  (2,659)     (1,135)

Net increase (decrease) in cash and cash equivalents             4      (3,751)
Cash and cash equivalents at beginning of year                 147       3,898
                                                            -------     -------

Cash and cash equivalents at end of year                    $  151     $   147
                                                            ======     ========

NOTE T - QUARTERLY FINANCIAL DATA (Unaudited)


                                              (Dollars in thousands, except per share data)

                                              First     Second     Third     Fourth
                                              Quarter   Quarter    Quarter   Quarter
                                              -------   ------     ------    -------
Year ended December 31, 1998:
Interest income                               $1,580     $1,669     $1,770     $1,789
Interest expense                                 792        839        913        942
                                              ------     ------     ------     ------
Net interest income                              788        830        857        847

Provision for loan losses                         12         20         21          8
Other income                                      18         19         27         34
Other expense                                    482        474        493        512
Provision for income taxes                       100        115        120        112
                                              ------     ------     ------     ------
Net income                                    $  212     $  240     $  250     $  249
                                              ======     ======     ======     ======

Earnings per share- basic                     $ 0.26     $ 0.29     $ 0.31     $ 0.31
Earnings per share - diluted                  $ 0.23     $ 0.26     $ 0.27     $ 0.28
Weighted-average common
shares outstanding                           829,232     817,462    812,230    786,530

Year ended December 31, 1997:
Interest income                              $ 1,388     $ 1,415     $ 1,512   $ 1,547
Interest expense                                 733         748         771       764
                                             -------     -------     -------   -------
Net interest income                              655         667         741       783

Provision for loan losses                         20           0           8        15
Other income                                      31          23          18        17
Other expense                                    399         403         384       466
Provision for income taxes                        89          71         124        68
                                             -------     -------     -------   -------
Net income                                   $   178     $   216     $   243   $   251
                                             =======     =======     =======   =======

Earnings per share - basic                   $  0.22     $  0.25     $  0.29   $  0.30
Earnings per share- diluted                  $  0.21     $  0.23     $  0.27   $  0.26
Weighted-average common
shares outstanding                           876,024     876,024     839,507   826,334

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

                                      PART  III
ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16 (a) of the Exchange Act of the Registrant

     The information set forth under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the Definitive Proxy Statement of the Corporation dated March 12, 1999, filed with the United States Securities and Exchange Commission (the "Proxy Statement") is incorporated by reference herein.

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

     (b)  Reports on Form 8-K

          HCFC has not filed any reports on Form 8-K during the last quarter of 1998.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     HOME CITY FINANCIAL CORPORATION


     /s/ Douglas L. Ulery
     ---------------------------

     Douglas L. Ulery
     President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


     /s/ John D. Conroy                               /s/ P. Clark Engelmeier
     -------------------------                        ----------------------
     John D. Conroy                                   P. Clark Engelmeier
     Director                                         Chairman of the Board

     -------------------------                        -----------------------
     Date                                             Date


     /s/ James Foreman                                /s/ Terry A. Hoppes
     -------------------------                        ----------------------
     James Foreman                                    Terry A.  Hoppes
     Director                                         Director

     -------------------------                        ----------------------
     Date                                             Date


     /s/ Douglas L. Ulery                             /s/ Charles A. Mihal
     -------------------------                        ----------------------
     Douglas L. Ulery                                 Charles A. Mihal
     Director                                         Treasurer and Chief
     President and Chief Executive Officer            Financial Officer

     --------------------------                       -----------------------
     Date                                             Date

                                      INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION


3.1     Articles of Incorporation             Incorporated by reference to the
        of Home City Financial Corporation    Registrant's Quarterly Report on
                                              Form 10-QSB for the Quarter
                                              Ended March 31, 1997 (the "March
                                              31, 1997, 10-QSB"), Exhibit 3(i)

3.2    Code of Regulations of Home City       Incorporated by reference to the
       Financial Corporation                  Registrant's Financial Corporation
                                              March 31, 1997, 10-QSB, Exhibit
                                              3 (ii)

10.1   Employment Agreement with              Incorporated by reference to the
       Mr. Ulery                              Registrant's Form 10-KSB for the
                                              Year Ended June 30, 1997 (the
                                              "June 30, 1997, 10-KSB")
                                              Exhibit 10.1

10.2   Home City Financial Corporation        Incorporated by reference to the
       1997 Stock Option and Incentive        Registrant's 1997 Definitive
       Plan                                   Proxy Statement dated September
                                              19, 1997, Exhibit A

10.3   Home City Financial Corporation        Incorporated by reference to the
       Recognition and Retention Plan         Registrant's 1997 Definitive
       and Trust Agreement                    Proxy Statement dated September
                                              19, 1997, Exhibit B

21   Subsidiaries of Home City                Incorporated by reference to the
     Financial Corporation                    June 30, Financial Corporation
                                              1997, 10-KSB, Exhibit 21

27   Financial Data Schedule

99.1 Proxy Statement                          Incorporated by reference to
                                              the definitive Proxy Statement
                                              of the Registrant for the 1999
                                              Annual Meeting of Shareholders
                                              of Home City Financial
                                              Corporation, filed with the
                                              Securities and Exchange
                                              Commission

99.2 Safe Harbor Under the Private
     Securities Litigation Reform
     Act of 1995