Form 10QSB
period 1999-03-31
HOME CITY FINANCIAL CORP
filed 1999-05-17
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 Form 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MARCH 31, 1999
[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _________ TO __________

                      Commission file number  - 0-21809

                       HOME CITY FINANCIAL CORPORATION
                       -------------------------------
   (Exact name of small business issuer as specified in its charter)

              OHIO                                      34-1839475
              ------                                    ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

         63 West Main Street
         Springfield, Ohio                                        45502
         ------------------                                       ------
  (Address of principal executive offices)                      (Zip Code)

                               (937) 324-5736
                                --------------
                        (Issuer's telephone number)

                                     N/A
                                     ---
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes    X     No
      ____         _____

As of April 30, 1999, 859,390 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

                      HOME CITY FINANCIAL CORPORATION
                             SPRINGFIELD, OHIO

                               FORM 10-QSB

                                  INDEX


                                                                  Page Number

PART I        FINANCIAL INFORMATION

Item. 1.      Financial Statements (Unaudited)

              Condensed consolidated balance sheets --                      3
              March 31, 1999, and December 31, 1998

              Condensed consolidated statements of income --                4
              Three months ended March 31, 1999 and 1998

              Condensed consolidated statements of changes in               5
              shareholders' equity --Three months ended March 31,
              1999

              Condensed consolidated statements of cash flows --            6
              Three months ended March 31, 1999 and 1998

              Notes to condensed consolidated financial                     7
              statements -- March 31,1999, and December 31, 1998

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                            14

Item 2.       Changes in Securities and Use of Proceeds                    14

Item 3.       Defaults upon Senior Securities                              14

Item 4.       Submission of Matters to a Vote of Security Holders          14

Item 5.       Other Information                                            14

Item 6.       Exhibits and Reports on Form 8-K                             14

Signatures                                                                 15

                        HOME CITY FINANCIAL CORPORATION
                               SPRINGFIELD, OHIO
                          CONSOLIDATED BALANCE SHEETS

                                                                       (Dollars in thousands)
                                                                   (Unaudited)
                                                                   At March 31,      At December 31,
                                                                   ------------      ---------------
                                                                        1999              1998
                                                                        ----              ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                           $   1,147        $   1,147
     Interest-bearing demand deposits in other banks                         547              763
     Federal funds sold                                                        0                0
                                                                       ---------        ---------
          Total cash and cash equivalents                                  1,694            1,910

Time deposits with original maturities of 90 days or more                     24               24
Investment securities available-for-sale, at fair value                    2,467            3,091
Mortgage-backed securities available-for-sale, at fair value                 536              559
Loans, net                                                                81,029           76,986
Stock in Federal Home Loan Bank                                              788              601
Accrued interest receivable                                                  457              440
Properties and equipment                                                     584              584
Cash surrender value of life insurance                                     1,136            1,129
Other assets                                                                  99               31
                                                                        --------         --------

          TOTAL ASSETS                                                  $ 88,814         $ 85,355
                                                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                                $ 62,085         $ 60,499
Federal Home Loan Bank Advances                                           15,021           11,571
Notes payable                                                                300            1,800
Accrued interest payable                                                     147              115
Advance payments by borrowers for taxes and insurance                         53               74
Deferred income                                                               75              112
Other liabilities                                                            219              314
                                                                        --------          -------

          TOTAL LIABILITIES                                             $ 77,900          $ 74,485

Shareholders' equity
Preferred shares, no par value; 1,000,000 shares
     authorized; none issued                                                   0                 0
Common shares, no par value; 5,000,000 shares
     authorized; 952,200 shares issued                                         0                 0
Additional paid-in capital                                                 6,028             6,013
Retained earnings, substantially restricted                                6,791             6,658
Treasury shares, at cost                                                  (1,304)           (1,304)
Accumulated other comprehensive income                                       455               517
Common shares purchased by:
     Employee Stock Ownership Plan                                          (609)             (609)
     Recognition and Retention Plan                                         (447)             (405)
                                                                         -------          --------
          TOTAL SHAREHOLDERS' EQUITY                                      10,914            10,870
                                                                         -------          --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 88,814           $ 85,355
                                                                         =======           ========

See accompanying notes

                        HOME CITY FINANCIAL CORPORATION
                              SPRINGFIELD, OHIO
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      (Dollars in thousands)
                                                                       (Unaudited)        (Unaudited)
                                                                     3 Months Ended     3 Months Ended
                                                                        March 31,          March 31,
                                                                        ---------          ---------
                                                                          1999               1998
                                                                          ----               ----

INTEREST INCOME
Loans                                                                   $  1,773           $  1,502
Mortgage-backed securities                                                     8                 10
Federal funds sold                                                             0                  1
Investment securities                                                         45                 60
Interest-bearing deposits                                                      0                  7
                                                                        --------           --------

     TOTAL INTEREST INCOME                                                 1,826              1,580

INTEREST EXPENSE
Deposits                                                                     769                697
Borrowed funds                                                               199                 95
                                                                        --------           --------
     TOTAL INTEREST EXPENSE                                                  968                792
                                                                        --------           --------

     NET INTEREST INCOME                                                     858                788
Provision for loan losses                                                     17                 12
                                                                        --------           --------

     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                                    841                776

NONINTEREST INCOME
Service charges on deposits                                                    3                  3
Life insurance                                                                13                 13
Other income                                                                   5                  2
                                                                        --------           --------

     TOTAL NONINTEREST INCOME                                                 21                 18
                                                                        --------           --------

NONINTEREST EXPENSE
Salaries and employee benefits                                               286                251
Supplies, telephone and postage                                               18                 11
Occupancy and equipment                                                       43                 25
FDIC deposit insurance                                                         9                  8
Data processing                                                               36                 23
Legal, accounting and examination                                             54                 71
Franchise taxes                                                               45                 45
Other expenses                                                                48                 48
                                                                        --------           --------

     TOTAL NONINTEREST EXPENSE                                               539                482
                                                                        --------           --------

     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                                        323                312

Federal income tax expense                                                   104                100
                                                                        --------           --------

     NET INCOME                                                         $    219           $    212
                                                                        ========           ========

Earnings per common share - basic                                            $0.28            $0.26
Earnings per common share - diluted                                          $0.25            $0.23

See accompanying notes

                        HOME CITY FINANCIAL CORPORATION
                               SPRINGFIELD, OHIO
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    (Dollars in thousands)
                                     Number of shares                                                 Amounts
                                     ----------------                                                 -------



                                                              Common        Commmon
                                                              shares        shares      Additional
                                      Common     Treasury     purchased     purchased   paid-in    Retained
                                      Stock      Stock        by ESOP       by RRP      capital    earnings
                                      -----      -----        ------        ------      -------    --------
December 31, 1997                    952,200     (47,610)     (68,558)     (6,800)      $9,150       $6,037
Net income                                                                                              951
Other comprehensive income
 Change in
 unrealized
 gain (loss) on
 securities
 available-for-sale, net of
 deferred income
 tax of $97
Comprehensive income
Purchase of treasury stock                       (45,200)
Purchase of common shares
 by recognition and
 retention plan                                                           (17,002)
Shares earned under
 employee stock
 ownership plan                                                 7,618                       36
Shares earned on recognition
 and retention plan                                                         4,761           (7)
Return of capital
 ($3.50 per share)                                                                      (3,166)
Dividends declared
 ($.37 per share)                                                                                    (330)
                                     -------      -------      -------    -------        ------     -----
December 31, 1998                    952,200     (92,810)     (60,940)    (19,041)       6,013      6,658

                                                  Accumu-
                                                  ulated
                                                  other        Common       Common
                                                  compre-      shares       shares        Compre-
                                      Treasury    hensive      purchased    purchased     hensive
                                      stock       income       by ESOP      by RRP        income
                                      -----       ------       -------      ------        ------
December 31, 1997                      ($711)        $332        ($686)      ($118)
Net income                                                                               $ 951
Other
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $97
Comprehensive income                                  185                                 185
                                                                                        ------
                                                                                        $1,136
                                                                                        ======
Purchase of tresury stock                593
Purchse of common shares
 by recognition and
 retention plan                                                               (370)
Shares earned under
 employee stock
 ownership plan                                                     77
Shares earned on recognition
 and retention plan                                                             83
Return of capital
 ($3.50 per share)
Dividends declared
 ($.37 per share)
                                      ------          ---         -----       -----
December 31, 1998                     (1,304)         517         (609)       (405)

                                                               Common       Common
                                                               shares       shares        Additional
                                      Common      Treasury     purchased    purchase      paid-in       Retained
                                      stock       stock        by ESOP      by RRP        capital       earnings
                                      -----       -----        -------      ------        -------       --------
Net income
Other comrpehensive income                                                                                  219
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $33
Comprehensive income
Purchase of common shares
 by recognition and
 retention plan                                                              2,500           15
Shares earned under
 employee stock
 ownership plan
Dividends declared
 ($.10 per share)                                                                                            86
                                     -------      --------     -------     --------     --------         ------
March 31, 1999                       952,200      (92,810)     (60,940)    (21,541)     ($6,028)         $6,791
                                     =======      ========     ========    ========     ========         ======

                                                  Accum-
                                                  ulated
                                                  other      Common         Common
                                                  compre-    shares         shares        Compre-
                                      Treasury    hensive    purchased      purchased     hensive
                                      Stock       income     by ESOP        by RRP        income
                                      -----       ------     -------        ------        ------

Net income                            (1,304)         517         (609)         (405)
Other comprehensive income                                                                  $219
 Change inunrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $33                                           (62)                                   62
                                                                                            ----
Comprehensive income                                                                        $157
                                                                                            ====
Purchase of common shares
 by recognition and
 retention plan                                                                  (42)
Shares earned under
 employee stock
 ownership plan
Dividends declared
 ($.10 per share)
                                     -------         ----        -----         -----
March 31, 1999                       ($1,304)        $455        ($609)        ($447)
                                     =======         ====        =====         ======


                        HOME CITY FINANCIAL CORPORATION
                              SPRINGFIELD, OHIO
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         (Dollars in thousands)
                                                                        (Unaudited)        (Unaudited)
                                                                       3 Months Ended     3 Months Ended
                                                                          March 31,          March 31,
                                                                          ---------          ---------
                                                                            1999              1998
                                                                            ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $      219        $     212
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Premium amortization, net of discount accretion                            1               3
          Provision for loan losses                                                 17              12
          Depreciation                                                              16              14
          Deferred income taxes                                                      7               1
          Life insurance income, net of expenses                                    (7)             (7)
          Employee Stock Ownership Plan compensation expense                        15              15
          Recognition and Retention Plan compensation expense                       18              30
          FHLB stock dividends                                                     (12)             (8)
          Net change in:
               Accrued interest receivable                                         (17)              4
               Accrued interest payable                                             32              21
               Other assets                                                        (68)            (38)
               Other liabilities                                                   (95)            (25)
                                                                              --------        --------
     Net cash provided by operating activities                                     126             234
                                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                            0             (70)
Proceeds from maturities of securities available-for-sale                          500           1,000
Collections on mortgage-backed securities available-for-sale                        22              41
Net increase in loans                                                           (4,060)         (5,199)
Purchases of properties and equipment                                              (16)             (8)
Purchase of FHLB stock                                                            (175)              0
                                                                             ---------       ---------
     Net cash used in investing activities                                      (3,729)         (4,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                         1,586           3,856
Net increase (decrease) in short-term FHLB advances                               (400)            200
Proceeds from new long-term FHLB advances                                        4,000             375
Payments on long-term FHLB advances                                               (150)            (99)
Net decrease in advance payments by borrowers
     for taxes and insurance                                                       (21)            (20)
Payments on notes payable                                                       (1,500)              0
Purchase of common shares by Recognition and Retention Plan                        (42)              0
Cash dividends paid                                                                (86)            (81)
                                                                              --------        --------
     Net cash provided by financing activities                                   3,387           4,231

     Net increase (decrease) in cash and cash equivalents                         (216)            229

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                   1,910           1,518
                                                                              --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  1,694        $  1,747
                                                                              ========        ========

See accompanying notes

                      HOME CITY FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1999 AND DECEMBER 31, 1998

                                (Unaudited)




NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of March 31, 1999 and 1998, and the consolidated results of operations and the cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                  (Dollars in thousands)
                                                   Three
                                                months ended    Year ended
                                                  March 31,     December 31,
                                                  ---------     ------------
                                                    1999           1998
                                                    ----           ----

Balance, beginning of period                       $  486        $   452
Provision for loan losses                              17             61
Charge-offs                                           (10)           (40)
Recoveries                                              0             13
                                                   ------         ------
Balance, end of period                             $  493         $  486
                                                   ======         ======

NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 1999, consisted of five short-term advances totaling $2.6 million and fourteen long-term advances totaling $12.4 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                    (Dollars in thousands)
                                 At March 31, 1999                         At December 31, 1998

                                   Range of     Weighted-                    Range of         Weighted-
                                   interest     average                      interest         average
                        Amount     rates        interest rate     Amount     rates            interest rate
                        ------     -----        -------------     ------     -----            --------

Due within
     one year           $2,626     4.99%           4.99%            $1,526     5.02%            5.02%

After one but
     within five
     years              $2,433     4.64% - 8.35%    5.47%           $2,524     4.64% - 8.35%     5.49%

After five
     years              $9,961     3.30% - 8.35%    5.40%           $7,521     3.30% - 8.35%     5.58%


NOTE 4.  NOTES PAYABLE

Notes payable at March 31, 1999, consisted of a short-term variable rate commercial note which HCFC obtained from a local bank. The interest rate is indexed to prime and interest payments are made monthly. The principal balance is due at maturity.

NOTE 5.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 1999.

                                                      (Dollars in thousands)
                                                                          Categorized as "Well
                                                                           Capitalized" Under
                                                       For Capital         Prompt Corrective
                                      Actual         Adequacy Purposes     Action Provisions
                                Amount     Ratio     Amount     Ratio      Amount     Ratio
                                ------     -----     ------     -----      ------     -----
Total Risk-Based Capital
  (To Risk-Weighted Assets)     $10,805     17.8%     $4,850     8.0%      $6,063     10.0%

Tier I Capital
  (To Risk-Weighted Assets)      10,312     17.0%       N/A       N/A       3,638      6.0%

Tier I Capital
          (To Total Assets)      10,312     11.6%      2,670      4.0%      4,451      5.0%

Tangible Capital
          (To Total Assets)      10,312     11.6%      1,335      1.5%       N/A        N/A

NOTE 6.EARNINGS PER SHARE

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

                                                               For the Three Months Ended
                                                               --------------------------
                                                                     March 31, 1999
                                                                     --------------
                                                                                        Per
                                                      Income           Shares           Share
                                                      (Numerator)     (Denominator)     Amount
                                                      ----------      -------------     ------
Basic EPS
Income available to common shareholders               $219,344        778,465           $0.28

Effective of dilutive securities
RRP shares                                                   0         19,985
ESOP shares                                                  0         60,940
Stock options                                                0         24,164
                                                       -------        -------

Diluted EPS
Income available to common shareholders +
     assumed conversions                              $219,344        883,554           $0.25
                                                      ========        =======           =====

                                                               For the Three Months Ended
                                                               --------------------------
                                                                    March 31, 1998
                                                                    --------------

                                                                                        Per
                                                      Income           Shares           Share
                                                     (Numerator)     (Denominator)      Amount
                                                     ----------      ------------       ------
Basic EPS
Income available to common shareholders               $211,864        829,232           $0.26

Effective of dilutive securities
RRP shares                                                    0        23,802
ESOP shares                                                   0        68,558
Stock options                                                 0         9,586
                                                        -------       -------

Diluted EPS
Income available to common shareholders +
     assumed conversions                               $211,864       931,178           $0.23
                                                       ========       =======           =====

                          HOME CITY FINANCIAL CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Safe Harbor Clause

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. See Exhibit 99.2 attached hereto, "Safe Harbor Under Private Securities Litigation Reform Act of 1995," which is incorporated by reference.

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three--month periods ended March 31,1999 and 1998. ESOP shares subject to a loan pledge agreement are not considered to be outstanding shares for the purpose of determining the weighted-average number of shares used in the earnings per common share calculation.

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

     The Bank relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, securities pricing information and wire transfers. The Year 2000 Committee is working with the vendors to assess their Y2K readiness. Based upon its assessment, the Board of Directors believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the third-party vendors are taking the appropriate steps to ensure that critical systems will function properly. The planned modifications and conversions have been substantially completed and tested.

     All personal computers ("PCs") and related software throughout the Bank have been inventoried and tested for Y2K capabilities. Those PCs identified as not being Y2K compatible have been replaced. The Bank has estimated that the total cost for new hardware, software and related expenses will be approximately $50,000. As of March 31, 1999, $42,000 of expenses has been incurred.

     If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Company could be materially adversely affected. The Bank has been developing contingency plans for continued operations in the event of system failure. The final review of contingency plan(s) is scheduled to occur in late May, 1999.


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

     The Bank has joined a nationwide "Ask Us About Y2K" program aimed at repairing a component of the nation's Year 2000 computer problem that programmers alone can't fix -- consumer confidence. The program is part of an ongoing educational effort launched by America's Community Bankers ("ACB"), a national trade association, to help explain the Y2K date change problem and steps the thrift industry is taking to cure it. The "Ask Us About Y2K" program is to encourage Bank customers to bring their Year 2000 financial questions and concerns into the Bank.


                       Changes in Financial Condition

     At March 31, 1999, the consolidated assets of the Company totaled $88.8 million, an increase of $3.5 million, or 4.05%, from $85.3 million at December 31, 1998. The increase in total assets was primarily the result of a $4.0 million increase in loans receivable funded primarily by a $3.5 million increase in advances from the FHLB and a $1.6 million increase in deposits.

     Net loans receivable increased by $4.0 million, or 5.25%, to $81.0 million at March 31,1999, compared to $77.0 million at December 31, 1998. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     Investment securities decreased $624,000, or 20.19%, from $3.1 million at December 31, 1998, to $2.5 million at March 31,1999. The decrease was primarily the result of scheduled maturities of short-term investments being rolled into higher earning non-residential real estate and commercial loan production.

     During the three months ended March 31,1999, $22,000 of principal payments were received on mortgage- backed and related securities ("MBS"). No other transactions, purchases or sales, occurred during the period.

     Deposit liabilities increased $1.6 million, or 2.62%, from $60.5 million at December 31, 1998, to $62.1 million at March 31,1999. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB increased $3.5 million, or 29.82%, from $11.6 million at December 31, 1998, to $15.0 million at March 31,1999. The funds obtained were utilized to support the increased loan demand.

     Notes payable of $1.5 million were repaid. These had been initiated to assist in funding of the special cash distribution to shareholders in June 1998.

     Total shareholders' equity remained relatively constant increasing $44,000, or 0.40%, from December 31, 1998, to March 31,1999. This increase was primarily the result of $219,000 in earnings for the first three months of fiscal year 1999 and a $15,000 increase in additional paid-in capital offset by the $86,000 cash dividend payment together with the unrealized losses on securities available-for-sale, $62,000, and the $42,000 purchase of common shares by the RRP Trust during the three months ended March 31,1999.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At March 31, 1999, the Bank's regulatory liquidity ratio was 4.99%. At such date, the Bank had commitments to originate loans totaling $5.3 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 5 - Regulatory Capital." The Bank exceeded all of its capital requirements at March 31,1999.

     Savings associations are required to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital less intangible assets.

     Core capital is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations, except for associations that meet certain requirements, to maintain core capital of at least 4% of the association's adjusted total assets.

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $493,000 at March 31, 1999.

     At March 31,1999, the Bank had no material commitments for capital expenditures.

     On February 18, 1999, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.10 per share to each shareholder of record on March 1, 1999, paid on March 15, 1999.

Results of Operations

Comparison of Three Months Ended March 31, 1999 and 1998

     General. Net income increased $7,000, or 3.30%, from $212,000 for the three months ended March 31,1998, to $219,000 for the three months ended March 31,1999. This increase was primarily attributed to an increase in net interest income and partially offset by increases in non-interest expense.

     Interest Income. The $12.5 million increase in average earning assets contributed to an increase in interest income of $246,000, or 15.57%, for the three months ended March 31,1999 compared to 1998. The increase was attributed to the additional loan income of $271,000 resulting from an increase in loans receivable, which was partially offset by a decrease of $25,000 in interest income on other earning assets. Of the overall increase in interest income, $298,000 is attributable to earning asset volume increases offset by a decrease of $52,000 attributable to rate or yield.

     Interest Expense. Interest expense on deposit liabilities increased $72,000, or 10.33%, for the three months ended March 31,1999, as compared to the same period in 1998. Although total average deposits increased by $7.4 million comparing the quarter ended March 31, 1999 to 1998, the average interest rate paid on interest-bearing deposits decreased by 18 basis points from 5.35% for the three months ended March 31,1998, to 5.17% for the same period ended March 31,1999. The average balance of FHLB advances increased from $6.3 million for the three-month period ended March 31,1998, to $13.5 million for the same period ended March 31,1999, resulting in an increase in interest on FHLB advances of $84,000 for the three months ended March 31, 1999, compared to the same period ended March 31,1998. Notes payable accounted for a $20,000 increase in interest expense for the three months ended March 31, 1999. Of the overall increase in interest expense, $202,000 is attributable to interest costing liability volume increases offset by a decrease of $26,000 attributable to rates paid.

     Provision for Loan Losses. The provision for loan losses was $17,000 and there were net charge-offs of $10,000 during the three months ended March 31,1999, compared to a $12,000 provision and net charge-offs of $9,000 during the three months ended March 31, 1998. The provision was increased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     Non-Interest Income. Non-interest income increased by $3,000 for the three months ended March 31,1999, compared to the same period in 1998. The increase was related to income from miscellaneous fees and charges.

     Non-Interest Expense. Non-interest expense increased $57,000, or 11.83%, to $539,000 for the three months ended March 31,1999, from $482,000 in the comparable period in 1998. Of this increase, $35,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting the addition of staff related to the non-residential real estate and commercial lending function and an increase in compensation expense for the RRP and the ESOP due to increases in the average stock price. The annualized ratio of non-interest expense to average total assets was 2.47% and 2.61% for the three months ended March 31,1999 and 1998, respectively.

     Income Taxes. The provision for income taxes increased $4,000 for the three months ended March 31,1999, compared with the prior year, primarily as a result of composition of the taxable and non-taxable income for the quarter.

                      HOME CITY FINANCIAL CORPORATION

                        PART II - OTHER INFORMATION


    ITEM 1 - LEGAL PROCEEDINGS

             None


    ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not Applicable


    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

             Not Applicable


    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On April 28, 1999, the Corporation held its Annual
             Meeting of Shareholders.

             Each of the five directors nominated were elected to terms expiring in 2000 by the following votes:

               John D. Conroy              For: 668,732     Withheld:    255
                                                -------                -----
               P. Clark Engelmeier         For: 668,732     Withheld:    255
                                                -------                -----
               James Foreman               For: 663,732     Withheld:  5,255
                                                -------                -----
               Terry A. Hoppes             For: 665,032     Withheld:  3,955
                                                -------                -----
               Douglas L. Ulery            For: 668,732     Withheld:    255
                                                -------                -----

            One other matter was submitted to the shareholders, for which the following votes were cast:

            Ratification of the selection of Robb, Dixon, Francis, Davis, Oneson & Company as the auditors of Home City Financial Corporation for the current year:

            For: 666,212     Against:   1,000    Abstain:   1,775
                 -------                -----               -----
            Broker Non-votes:   0
                             -----


    ITEM 5 - OTHER INFORMATION

             Not Applicable


    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibit 27: Financial Data Schedule, March 31,1999

             b. No report on Form 8-K was filed during the quarter ended March 31, 1999.

             c.  Exhibit 99.2, Safe Harbor Under the Private Litigation
                               ----------------------------------------
                 Reform Act of 1995
                 ------------------

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   HOME CITY FINANCIAL CORPORATION

Date:  May 14, 1999               /s/ Douglas L. Ulery
_________________________          _________________________________
                                   Douglas L. Ulery
                                   President


Date:  May 14, 1999                /s/ Charles A. Mihal
-------------------------          ---------------------------------
                                   Charles A. Mihal
                                   Treasurer and Chief Financial Officer