Form 10QSB
period 1999-06-30
HOME CITY FINANCIAL CORP
filed 1999-08-13
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED JUNE 30, 1999
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       _________ TO __________

                     Commission file number  - 0-21809

                      HOME CITY FINANCIAL CORPORATION
                      -------------------------------
      (Exact name of small business issuer as specified in its charter)

           OHIO                                       34-1839475
------------------------------            -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      63 West Main Street
      Springfield, Ohio                                  45502
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

                                (937) 324-573
                          --------------------------
                          (Issuer's telephone number)

                                     N/A
                                     ---
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----     ----

As of August 2, 1999, 859,390 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

                      HOME CITY FINANCIAL CORPORATION
                            SPRINGFIELD, OHIO
                               FORM 10-QSB

                                  INDEX
================================================================================


                                                                   Page Number

PART I             FINANCIAL INFORMATION

Item. 1.    Financial Statements (Unaudited)

                   Condensed consolidated balance sheets --               3
                   June 30, 1999, and December 31, 1998

                   Condensed consolidated statements of income --         4
                   Three and six months ended June 30, 1999 and 1998

                   Condensed consolidated statements of changes in        5
                   shareholders' equity --Six months ended June 30,
                   1999

                   Condensed consolidated statements of cash flows --     6
                   Six months ended June 30, 1999 and 1998

                   Notes to condensed consolidated financial 7
                   statements -- June 30, 1999, and December 31, 1998     7


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    11


PART II            OTHER INFORMATION

Item 1.     Legal Proceedings                                            17

Item 2.     Changes in Securities and Use of Proceeds                    17

Item 3.     Defaults upon Senior Securities                              17

Item 4.     Submission of Matters to a Vote of Security Holders          17

Item 5.     Other Information                                            17

Item 6.     Exhibits and Reports on Form 8-K                             17

Signatures                                                               18

                     HOME CITY FINANCIAL CORPORATION
                            SPRINGFIELD, OHIO
                       CONSOLIDATED BALANCE SHEETS
================================================================================

                                                              (Dollars in thousands)
                                                           (Unaudited)
                                                            At June 30,      At December 31,
                                                            -----------      ---------------
                                                                1999              1998
                                                                ----              ----

ASSETS
Cash and cash equivalents
     Cash and due from banks                                 $   1,218        $   1,147
     Interest-bearing demand deposits in other banks               637              763
     Federal funds sold                                              0                0
                                                             ---------        ---------
          Total cash and cash equivalents                        1,855            1,910

Time deposits with original maturities of 90 days or more           24               24
Investment securities available-for-sale, at fair value          2,917            3,091
Mortgage-backed securities available-for-sale, at fair value       494              559
Loans, net                                                      84,558           76,986
Stock in Federal Home Loan Bank                                    944              601
Accrued interest receivable                                        466              440
Properties and equipment                                           606              584
Cash surrender value of life insurance                           1,154            1,129
Other assets                                                       243               31
                                                             ---------        ---------
          TOTAL ASSETS                                        $ 93,261         $ 85,355
                                                             =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                      $ 63,926         $ 60,499
Federal Home Loan Bank Advances                                 17,770           11,571
Notes payable                                                        0            1,800
Accrued interest payable                                           143              115
Advance payments by borrowers for taxes and insurance               34               74
Deferred income                                                     43              112
Other liabilities                                                  273              314
                                                             ---------        ---------

          TOTAL LIABILITIES                                   $ 82,189         $ 74,485

Shareholders' equity
Preferred shares, no par value; 1,000,000 shares
     authorized; none issued                                         0                0
Common shares, no par value; 5,000,000 shares
     authorized; 952,200 shares issued                               0                0
Additional paid-in capital                                       6,038             6,013
Retained earnings, substantially restricted                      6,955             6,658
Treasury shares, at cost                                        (1,304)           (1,304)
Accumulated other comprehensive income                             439               517
Common shares purchased by:
     Employee Stock Ownership Plan                                (609)             (609)
     Recognition and Retention Plan                               (447)             (405)
                                                             ---------        ----------
          TOTAL SHAREHOLDERS' EQUITY                            11,072            10,870
                                                             ---------        ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 93,261         $  85,355
                                                             =========        ==========

-------------------------------------------------------------------------------
See accompanying notes

                      HOME CITY FINANCIAL CORPORATION
                           SPRINGFIELD, OHIO
                     CONSOLIDATED STATEMENTS OF INCOME
===============================================================================

                                                        (Dollars in thousands)
                                                 (Unaudited)               (Unaudited)
                                                3 Months Ended            6 Months Ended
                                             June 30,     June 30,     June 30,     June 30,
                                             --------     --------     --------     --------
                                              1999         1998           1999        1998
                                              ----         ----           ----        ----
INTEREST INCOME
Loans                                        $ 1,864      $ 1,604       $ 3,637     $ 3,106
Mortgage-backed securities                         8            9            16          19
Federal funds sold                                 0            2             0           3
Investment securities                             48           47            93         107
Interest-bearing deposits                          0            7             0          14
                                             -------      -------       -------     -------
     TOTAL INTEREST INCOME                     1,920        1,669         3,746       3,249

INTEREST EXPENSE
Deposits                                         780          726         1,549       1,423
Borrowed funds                                   229          113           428         208
                                             -------      -------       -------     -------
     TOTAL INTEREST EXPENSE                    1,009          839         1,977       1,631
                                             -------      -------       -------     -------

     NET INTEREST INCOME                         911          830         1,769       1,618
Provision for loan losses                         12           20            29          32
                                             -------      -------       -------     -------

     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                        899          810         1,740       1,586

NON-INTEREST INCOME
Service charges on deposits                        4            3             7           6
Life insurance                                    24           13            37          26
Gain on sale of securities                         0            1             0           1
Other income                                      10            2            15           4
                                             -------      -------       -------     --------
     TOTAL NON-INTEREST INCOME                    38           19            59          37
                                             -------      -------       -------     --------

NON-INTEREST EXPENSE
Salaries and employee benefits                   283          231           569         482
Supplies, telephone and postage                   22           13            40          24
Occupancy and equipment                           46           28            89          53
FDIC deposit insurance                             9            9            18          17
Data processing                                   30           26            66          49
Legal, accounting and examination                 92           61           146         132
Franchise taxes                                   39           45            84          90
Other expenses                              61           61           109         109
                                             -------      -------       -------   --------
     TOTAL NON-INTEREST EXPENSE                  582          474         1,121         956
                                             -------      -------       -------     --------
     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                            355          355           678         667

Federal income tax expense                       105          115           209         215
                                             -------      -------       -------     --------
     NET INCOME                              $   250      $   240       $   469     $   452
                                             =======      =======       =======     ========

Earnings per common share - basic             $ 0.32       $ 0.29        $ 0.60      $ 0.55
Earnings per common share - diluted           $ 0.28       $ 0.26        $ 0.53      $ 0.49

--------------------------------------------------------------------------------
See accompanying notes

                          HOME CITY FINANCIAL CORPORATION
                                  SPRINGFIELD, OHIO
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                                        (Dollars in thousands)
                                          Number of shares                                                      Amounts
                                ---------------------------------------                                  -------------------
                                                                                              Accum-
                                                                                              ulated
                                            Common    Common    Addi-                        other    Common    Common
                                            shares    shares    tional                       compre-  shares    shares    Compre-
                         Common   Treasury  purchased purchased paid-in Retained Treasury  hensive  purchased purchased hensive
                         stock    stock     by ESOP   by RRP    capital earnings stock     income   by ESOP   by RRP    income
                         -----    -----     -------   ------   -------  --------  -----     ------  -------    ------    ------
December 31, 1997        952,200  (47,610)  (68,558)  (6,800)  $9,150   $6,037   ($711)    $332    ($686)    ($118)
Net income                                                                 951                                         $  951
Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income tax of $97                                                                185                           185
                                                                                                                       ------
                                                                                                                       $1,136
                                                                                                                       ======
Purchase of treasury stock                           (45,200)                     (593)
Purchase of common shares
  by recognition and
  retention plan                                     (17,002)                                                 (370)
Shares earned under
  employee stock
  ownership plan                              7,618                36                                 77
Shares earned on recognition
  and retention plan                                   4,761       (7)                                          83
Return of capital
  ($3.50 per share)                                            (3,166)
Dividends declared
  ($.37 per share)                                                        (330)
                         -------   -------  -------  -------   ------    ------  -----      ---    -----     -----
December 31, 1998        952,200  (92,810)  (60,940) (19,041)   6,013    6,658  (1,304)     517     (609)     (405)
Net income                                                        469                                                    $469
O  Change in unrealized
  gain (loss) on securities
  available-for-sale, net
  ofdeferred income tax of $41                                                               (78)                         (78)

Comprehensive income                                                                                                     $391
                                                                                                                         ====
Purchase of common shares
  by recognition and
  retention plan                                      (2,500)                                                  (42)
Shares earned under
  employee stock
  ownership plan                                                   25
Dividends declared
  ($.20 per share)                                                        (172)
                         -------  --------  -------- --------  ------   ------  --------    ----   ------    ------
June 30, 1999            952,200  (92,810)  (60,940) (21,541)  $6,038   $6,955  ($1,304)    $439   ($609)    ($447)
                         =======  ========  ======== ========  ======   ======  ========    ====     ======  ======

                       HOME CITY FINANCIAL CORPORATION
                             SPRINGFIELD, OHIO
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                     (Dollars in thousands)
                                                                 (Unaudited)        (Unaudited)
                                                               6 Months Ended     6 Months Ended
                                                                   June 30,          June 30,
                                                                   --------          --------
                                                                     1999              1998
                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 469             $ 452
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Premium amortization, net of discount accretion                 5                 7
          Provision for loan losses                                      29                32
          Depreciation                                                   32                25
          Deferred income taxes                                         (45)              (19)
          Life insurance income, net of expenses                        (25)              (14)
          Employee Stock Ownership Plan compensation expense             25                32
          Recognition and Retention Plan compensation expense            40                48
          FHLB stock dividends                                          (27)              (16)
          Net change in:
               Accrued interest receivable                              (26)                2
               Accrued interest payable                                  28                24
               Other assets                                            (212)             (148)
               Other liabilities                                        (41)              (21)
                                                                   --------            ------
     Net cash provided by operating activities                          252               404
                                                                   --------            ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                              (741)             (70)
Proceeds from sales of securities available-for-sale                      0              600
Proceeds from maturities of securities available-for-sale               770            1,134
Collections on mortgage-backed securities available-for-sale             63               78
Net increase in loans                                                 7,601)          (7,917)
Purchases of properties and equipment                                   (54)             (28)
Purchase of FHLB stock                                                 (316)             (37)
                                                                    -------          --------
     Net cash used in investing activities                           (7,879)          (6,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                              3,427            5,657
Net decrease in short-term FHLB advances                             (2,100)          (1,500)
Proceeds from new long-term FHLB advances                             8,600            4,375
Payments on long-term FHLB advances                                    (301)            (246)
Net decrease in advance payments by borrowers
     for taxes and insurance                                            (40)             (45)
Proceeds from notes payable                                               0            1,100
Payments on notes payable                                            (1,800)               0
Purchase of common shares by Recognition and Retention Plan             (42)            (370)
Special cash distribution                                                 0           (3,166)
Cash dividends paid                                                    (172)            (163)
                                                                    -------          -------
     Net cash provided by financing activities                        7,572            5,642

     Net decrease in cash and cash equivalents                          (55)            (194)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                        1,910            1,518
                                                                    -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,855          $ 1,324
                                                                    =======          =======

--------------------------------------------------------------------------------
See accompanying notes

                       HOME CITY FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 1999, AND DECEMBER 31, 1998

                                  (Unaudited)
================================================================================



NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of June 30, 1999, and December 31, 1998, and the consolidated results of operations for the three and six months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:


                                                     Six
                                                 months ended     Year ended
                                                   June 30,       December 31,
                                                      1999           1998
                                                      ----           ----

Balance, beginning of period                        $   486        $   452
Provision for loan losses                                29             61
Charge-offs                                             (23)           (40)
Recoveries                                                0             13
                                                    -------        -------
Balance, end of period                              $   492        $   486
                                                    =======        =======

NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 1999, consisted of five short-term advances totaling $926,300 and sixteen long-term advances totaling $16.8 million from the Federal Home Loan Bank of Cincinnati (FHLB). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                (Dollars in thousands)
                              At June 30, 1999                          At December 31, 1998
                 ---------------------------------------     -----------------------------------------

                             Range of       Weighted-                   Range of         Weighted-
                             interest       average                     interest         average
                  Amount     rates          interest rate     Amount    rates            interest rate
                  ------     -----          -------------     ------    -----            -------------
Due within
     one year     $   926     5.27%          5.27%              $1,526     5.02%           5.02%

After one but
     within five
     years        $ 2,343     4.64% - 8.35%  5.44%              $2,524     4.64% - 8.35%   5.49%

After five
     years        $14,501     3.30% - 8.35%  5.47%              $7,521     3.30% - 8.35%   5.58%



NOTE 4.  NOTES PAYABLE

The remaining $300,000 portion of a short-term variable rate commercial note which HCFC obtained from a local bank was paid off at maturity on June 25, 1999.

NOTE 5.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 1999.

                                             (Dollars in thousands)
                                                                                           To be
                                                                                   Categorized as "Well
                                                                                   Capitalized" Under
                                                               For Capital         Prompt Corrective
                                               Actual          Adequacy Purposes   Action Provisions
                                               ------          -----------------   -----------------
                                        Amount      Ratio     Amount     Ratio    Amount     Ratio
                                        ------      -----     ------     -----    ------     -----
Total Risk-Based Capital
          (To Risk-Weighted Assets)     $10,892     17.0%     $5,122     8.0%     $6,403     10.0%

Tier I Capital
          (To Risk-Weighted Assets)      10,400     16.2%       N/A      N/A       3,842      6.0%

Tier I Capital
          (To Total Assets)              10,400     11.2%      3,744     4.0%      4,680      5.0%

Tangible Capital
          (To Total Assets)              10,400     11.2%      1,404     1.5%       N/A        N/A

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

                                                       For the Three Months Ended
                                                       --------------------------
                                                                June 30, 1999
                                                                -------------
                                                                                 Per
                                                Income          Shares           Share
                                               (Numerator)     (Denominator)     Amount
                                               -----------     -------------     ------
Basic EPS                                       $249,524        776,909          $0.32
Income available to common shareholders

Effect of dilutive securities                          0         21,541
RRP shares                                             0         60,940
ESOP shares                                            0         24,164
                                                 -------        -------
Stock options

Diluted EPS
Income available to common shareholders +
     assumed conversions                        $249,524        883,554          $0.28
                                                ========        =======          =====


                                                        For the Three Months Ended
                                                                June 30, 1998
                                                                                 Per
                                                Income          Shares           Share
                                               (Numerator)     (Denominator)     Amount
                                                ---------       -----------      ------
Basic EPS
Income available to common shareholders         $239,934        817,462          $0.29

Effect of dilutive securities
RRP shares                                             0         23,802
ESOP shares                                            0         68,558
Stock options                                          0         15,285
                                                --------        -------
Diluted EPS
Income available to common shareholders +
     assumed conversions                        $239,934        925,107          $0.26
                                                ========        =======          =====

                                                        For the Six Months Ended
                                                                June 30, 1999
                                                                                 Per
                                                Income          Shares           Share
                                               (Numerator)     (Denominator)     Amount
                                                ---------       -----------      ------
Basic EPS                                       $468,869        777,687          $0.60
Income available to common shareholders

Effect of dilutive securities
RRP shares                                             0         20,763
ESOP shares                                            0         60,940
Stock options                                          0         24,164
                                                --------       --------
Diluted EPS
Income available to common shareholders +
      assumed conversions                       $468,869        883,554          $0.53
                                                ========       ========

                                                        For the Six Months Ended
                                                                June 30, 1998
                                                                                 Per
                                                Income          Shares           Share
                                               (Numerator)     (Denominator)     Amount
                                                ---------       -----------      ------
Basic EPS
Income available to common shareholders         $451,798        823,347          $0.55

Effect of dilutive securities
RRP shares                                             0         23,802
ESOP shares                                            0         68,558
Stock options                                          0         12,436
                                                --------       --------

Diluted EPS
Income available to common shareholders +
     assumed conversions                        $451,798        928,143          $0.49
                                                ========       ========          =====

                         HOME CITY FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

===============================================================================

Safe Harbor Clause

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. See Exhibit 99 attached hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated by reference.

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and six-month periods ended June 30,1999 and 1998. ESOP shares subject to a loan pledge agreement are not considered to be outstanding shares for the purpose of determining the weighted-average number of shares used in the earnings per common share calculation.

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

     All personal computers ("PCs") and related software throughout the Bank have been inventoried and tested for Y2K capabilities. Those PCs identified as not being Y2K compatible have been replaced. The Bank has increased its estimate of the total cost for new hardware, software and other related Y2K expenses to approximately $60,000. As of June 30, 1999, $50,000 of expense has been incurred.

     If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Company could be materially adversely affected. The Bank completed development of its business resumption contingency plan in June, 1999 with subsequent reviews thereof performed by both the OTS and the Bank's external auditors. The dynamic nature of the plan calls for continuing testing and training to ensure continued operations in the event of a computer system failure. Special attention was also placed on customer awareness and the cash management aspects of the plan.

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

     The Bank has joined a nationwide "Ask Us About Y2K" program aimed at repairing a component of the nation's Year 2000 computer problem that programmers alone can't fix -- consumer confidence. The program is part of an ongoing educational effort launched by America's Community Bankers ("ACB"), a national trade association, to help explain the Y2K date change problem and steps the thrift industry is taking to cure it. The "Ask Us About

Y2K" program is to encourage Bank customers to bring their Year 2000 financial questions and concerns into the Bank. The first of several consumer oriented Y2K informational mailings to the Bank's entire customer base was completed in May, 1999.


                         Changes in Financial Condition

     At June 30, 1999, the consolidated assets of the Company totaled $93.3 million, an increase of $4.4 million, or 5.01%, and $7.9 million, or 9.3%, from $88.8 million and $85.4 at March 31, 1999, and December 31, 1998, respectively. The increase in total assets was primarily the result of a $7.6 million increase in loans receivable funded primarily by a $6.2 million increase in advances from the FHLB and a $3.4 million increase in deposits.

     Net loans receivable increased by $3.5 million during the three months ended June 30, 1999, in addition to the $4.1 million increase during the first three months of 1999. The total increase in loans outstanding since December 31, 1998, was $7.6 million, or 8.84%. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     Investment securities decreased $174,000, or 5.63%, from $3.1 million at December 31, 1998, to $2.9 million at June 30,1999. The decrease was primarily the result of scheduled maturities of short-term investments being rolled into higher earning non-residential real estate and commercial loan production.

     During the six months ended June 30, 1999, $63,000 of principal payments
were received on mortgage- backed and related securities.   No other
transactions, purchases or sales, occurred during the period.

     Deposit liabilities increased $3.4 million, or 5.66%, from $60.5 million at December 31, 1998, to $63.9 million at June 30,1999. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB increased $6.2 million, or 53.57%, from $11.6 million at December 31, 1998, to $17.8 million at June 30,1999. The funds obtained were utilized to support the increased loan demand.

     Notes payable of $1.8 million were repaid. These had been initiated to assist in funding of the special cash distribution to shareholders in June 1998.

     Total shareholders' equity remained relatively constant, increasing $202,000, or 1.86%, from December 31, 1998, to June 30,1999. This increase was primarily the result of $469,000 in earnings for the first six months of fiscal year 1999 and a $25,000 increase in additional paid-in capital offset by the $172,000 cash dividend payments together with the unrealized losses on securities available-for-sale, $78,000, and the $42,000 purchase of common shares by the RRP Trust during the six months ended June 30,1999.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At June 30, 1999, the Bank's regulatory liquidity ratio was 5.03%. At such date, the Bank had commitments to originate loans totaling $5.5 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 5 - Regulatory Capital." The Bank exceeded all of its capital requirements at June 30, 1999.

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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $492,000 at June 30, 1999.

     At June 30, 1999, the Bank had no material commitments for capital expenditures.

     On February 18, 1999, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.10 per share to each shareholder of record on March 1, 1999, paid on March 15, 1999. On May 24, 1999, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.10 per share to each shareholder of record on June 4, 1999, paid on June 15, 1999.

                          Results of Operations

Comparison of Three Months Ended June 30, 1999 and 1998

     General. Net income increased $10,000, or 4.17%, from $240,000 for the three months ended June 30,1998, to $250,000 for the three months ended June 30, 1999. This increase was primarily attributed to an increase of $81,000 in net interest income, an increase of $19,000 in non-interest income and decreases in the provisions for federal income tax expense and possible loan losses, partially offset by an increase of $108,000 in non-interest expense.

     Interest Income. The $13.9 million increase in average earning assets contributed to an increase in interest income of $251,000, or 15.04%, for the three months ended June 30,1999 compared to 1998. The increase was attributed to the additional loan income of $260,000 resulting from an increase in loans receivable, which was partially offset by a decrease of $9,000 in interest income on other earning assets. Of the overall increase in interest income, $321,000 is attributable to earning asset volume increases offset by a decrease of $70,000 attributable to rate or yield.

     Interest Expense. Interest expense on deposit liabilities increased $54,000, or 7.44%, for the three months ended June 30, 1999, as compared to the same period in 1998. Although total average deposits increased by $6.8 million comparing the quarter ended June 30, 1999 to 1998, the average interest rate paid on interest-bearing deposits decreased by 25 basis points from 5.40% for the three months ended June 30, 1998, to 5.15% for the same period ended June 30, 1999. The average balance of FHLB advances increased from $7.3 million for the three-month period ended June 30,1998, to $16.9 million for the same period ended June 30, 1999, resulting in an increase in interest on FHLB advances of $115,000 for the three months ended June 30, 1999, compared to the same period ended June 30, 1998. Notes payable accounted for less than a $1,000 increase in interest expense for the three months ended June 30, 1999. Of the overall increase in interest expense, $132,000 is attributable to interest costing liability volume increases offset by a decrease of $16,000 attributable to rates paid.

     Provision for Loan Losses. The provision for loan losses was $12,000 and there were net charge-offs of $13,000 during the three months ended June 30, 1998, compared to a $20,000 provision and charge-offs of $28,000 during the three months ended June 30, 1998. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     Non-Interest Income. Non-interest income increased by $19,000 for the three months ended June 30, 1999, compared to the same period in 1998. The increase was related to an increase of $11,000 in income from life insurance contracts, and an increase of $8,000 in miscellaneous fees and charges.

     Non-Interest Expense. Non-interest expense increased $108,000, or 22.78%, to $582,000 for the three months ended June 30, 1999, from $474,000 in the comparable period in 1998. Of this increase, $52,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting the expense associated with additional staffing related to the non-residential real estate and commercial lending function and an increase in compensation expense for the RRP and the ESOP due to increases in the average stock price. The annualized ratio of non-interest expense to average total assets was 2.55% and 2.48% for the three months ended June 30,1999 and 1998, respectively.

     Income Taxes. The provision for income taxes decreased $10,000 for the three months ended June 30,1999, compared with the prior year, primarily as a result of composition of the taxable and non-taxable income for the quarter.


Comparison of Six Months Ended June 30, 1999 and 1998

     General. Net income increased $17,000, or 3.76%, from $452,000 for the six months ended June 30,1998, to $469,000 for the six months ended June 30, 1999. This increase was primarily attributed to an increase of $151,000 in net interest income, an increase of $22,000 in non-interest income and decreases in the provisions for federal income tax expense and possible loan losses, partially offset by an increase of $165,000 in non-interest expense.

     Interest Income. The $13.4 million increase in average earning assets contributed to an increase in interest income of $497,000, or 15.30%, for the six months ended June 30,1999, compared to 1998. The increase was attributed to the additional loan income of $531,000 resulting from an increase in loans receivable, which was partially offset by a decrease of $34,000 in interest income on other earning assets. Of the overall increase in interest income, $616,000 is attributable to earning asset volume increases offset by a decrease of $119,000 attributable to rate or yield.

     Interest Expense. Interest expense on deposit liabilities increased $126,000, or 8.93%, for the six months ended June 30, 1999, as compared to the same period in 1998. Although total average interest-bearing deposits increased by $7.1 million comparing the six months ended June 30, 1999 to 1998, the average interest rate paid on interest-bearing deposits decreased by 21 basis points from 5.37% for the six-month period ended June 30, 1998, to 5.16% for the same period ended June 30, 1999. The average balance of FHLB advances increased from $6.8 million for the six-month period ended June 30,1998, to $15.2 million for the same period ended June 30, 1999, resulting in an increase in interest on FHLB advances of $199,000 for the six-month period ended June 30, 1999, compared to the same period ended June 30, 1998. Notes payable accounted for a $21,000 increase in interest expense for the six months ended June 30, 1999. Of the overall increase in interest expense, $393,000 is attributable to interest costing liability volume increases offset by a decrease of $46,000 attributable to rates paid.

     Provision for Loan Losses. The provision for loan losses was $29,000 and there were net charge-offs of $23,000 during the six months ended June 30, 1999, compared to a $32,000 provision and net charge-offs of $37,000 during the six months ended June 30, 1998. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     Non-Interest Income. Non-interest income increased by $22,000 for the six months ended June 30, 1999, compared to the same period in 1998. The increase was related to an increase of $11,000 in income from life insurance contracts and an increase of $12,000 in miscellaneous fees and charges.

     Non-Interest Expense. Non-interest expense increased $165,000, or 17.26%, to $1.1 million for the six months ended June 30, 1999, from $956,000 in the comparable period in 1998. Of this increase, $87,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting additional staffing and an increase in compensation expense for the RRP and the ESOP due to increases in the average stock price. The annualized ratio of non-interest expense to average total assets was 2.51% and 2.48% for the six months ended June 30,1999 and 1998, respectively.

     Income Taxes. The provision for income taxes decreased $6,000 for the six months ended June 30,1999, compared with the prior year, primarily as a result of composition of the taxable and non-taxable income for the six month period.

                     HOME CITY FINANCIAL CORPORATION

                        PART II - OTHER INFORMATION


     ITEM 1 - LEGAL PROCEEDINGS

          None


     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

     ITEM 5 - OTHER INFORMATION

              The Board of Directors of Home City Financial Corporation has appointed Illinois Stock Transfer Company ("IST") as its new transfer agent. IST will hand transfers of ownership of shares, the issuance of stock certificates, the placing or removing of stop-transfer instructions and dividend payments. IST can be contacted at 209 West Jackson Boulevard, Suite 903, Chicago, IL 60606-6905, or (312) 427-2953.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibit 27: Financial Data Schedule, June 30,1999

              b. No report on Form 8-K was filed during the quarter ended June 30, 1999.

              c. Exhibit 99, Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   HOME CITY FINANCIAL CORPORATION

August 13, 1999                    /s/ Douglas L. Ulery
________________________           _________________________________________
Date:                              Douglas L. Ulery
                                   President



August 13, 1999                    /s/ Charles A. Mihal
------------------------           ------------------------------------------
Date:                              Charles A. Mihal
                                   Treasurer and Chief Financial Officer