Form 10QSB
period 1999-09-30
HOME CITY FINANCIAL CORP
filed 1999-11-15
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED SEPTEMBER  30, 1999
[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       _________ TO __________

                     Commission file number  - 0-21809

                      HOME CITY FINANCIAL CORPORATION
      ---------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


             OHIO                                       34-1839475
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

    63 West Main Street
    Springfield, Ohio                                    45502
--------------------------------------                  --------
(Address of principal executive offic                  (Zip Code)

                               (937) 324-5736
                         --------------------------
                         (Issuer's telephone number)

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
Yes    X     No
    -------     -------

As of November 5, 1999, 859,390 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

                      HOME CITY FINANCIAL CORPORATION
                             SPRINGFIELD, OHIO

                               FORM 10-QSB

                                  INDEX
===============================================================================

                                                                   Page Number

PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                         3
           September 30, 1999, and December 31, 1998

           Condensed consolidated statements of income --                   4
           Three and nine months ended September 30, 1999 and 1998

           Condensed consolidated statements of changes in                  5
           shareholders' equity --Nine months ended September 30,
           1999

           Condensed consolidated statements of cash flows --               6
           Nine months ended September 30, 1999 and 1998

           Notes to condensed consolidated financial                        7
           statements -- September 30, 1999, and December 31, 1998

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              17

Item 2.     Changes in Securities and Use of Proceeds                      17

Item 3.     Defaults upon Senior Securities                                17

Item 4.     Submission of Matters to a Vote of Security Holders            17

Item 5.     Other Information                                              17

Item 6.     Exhibits and Reports on Form 8-K                               17

Signatures                                                                 18

                         HOME CITY FINANCIAL CORPORATION
                               SPRINGFIELD, OHIO
                          CONSOLIDATED BALANCE SHEETS
==============================================================================

                                                                   (Dollars in thousands)
                                                               (Unaudited)
                                                            at September 30,     At December 31,
                                                            ----------------     ---------------
                                                                 1999                 1998
                                                                 ----                 ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                  $  2,108            $  1,147
     Interest-bearing demand deposits in other banks               263                 763
     Federal funds sold                                              0                   0
                                                              --------             -------
          Total cash and cash equivalents                        2,371               1,910

Time deposits with original maturities of 90 days or more           24                  24
Investment securities available-for-sale, at fair value          2,844               3,091
Mortgage-backed securities available-for-sale, at fair value       464                 559
Loans, net                                                      89,975              76,986
Stock in Federal Home Loan Bank                                  1,094                 601
Accrued interest receivable                                        539                 440
Properties and equipment                                         1,016                 584
Cash surrender value of life insurance                           1,167               1,129
Other assets                                                       216                  31
                                                               -------              ------
          TOTAL ASSETS                                        $ 99,710            $ 85,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                      $ 66,438            $ 60,499
Federal Home Loan Bank Advances                                 21,519              11,571
Notes payable                                                        0               1,800
Accrued interest payable                                           153                 115
Advance payments by borrowers for taxes and insurance               71                  74
Deferred income                                                     12                 112
Other liabilities                                                  326                 314
                                                               -------             -------
          TOTAL LIABILITIES                                     88,519              74,485

Shareholders' equity
Preferred shares, no par value; 1,000,000 shares
  authorized; none issued                                            0                   0
Common shares, no par value; 5,000,000 shares
  authorized; 952,200 shares issued                                  0                   0
Additional paid-in capital                                       6,036               6,013
Retained earnings, substantially restricted                      7,128               6,658
Treasury shares, at cost                                        (1,304)             (1,304)
Accumulated other comprehensive income                             387                 517
Common shares purchased by:
     Employee Stock Ownership Plan                                (609)               (609)
     Recognition and Retention Plan                               (447)               (405)
                                                               -------             -------
          TOTAL SHAREHOLDERS' EQUITY                            11,191              10,870
                                                               -------             -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $99,710             $85,355
                                                               =======             =======

--------------------------------------------------------------------------------
See accompanying notes.

                      HOME CITY FINANCIAL CORPORATION
                            SPRINGFIELD, OHIO
                      CONSOLIDATED STATEMENTS OF INCOME




                                                                     (Dollars in thousands)
                                                              (Unaudited)             (Unaudited)
                                                            3 Months Ended          9 Months Ended
                                                             September 30,           September 30,
                                                             -------------           -------------
                                                            1999         1998      1999          1998
                                                            ----         ----      ----          ----
INTEREST INCOME
Loans                                                       $1,932       $1,714    $5,569        $4,820
Mortgage-backed securities                                       7            8        23            27
Federal funds sold                                               0            1         0             4
Investment securities                                           61           42       154           149
Interest-bearing deposits                                        0            5         0            19

                                                             -----        -----     -----         -----
     TOTAL INTEREST INCOME                                   2,000        1,770     5,746         5,019

INTEREST EXPENSE
Deposits                                                       815          754     2,364         2,177
Borrowed funds                                                 266          159       694           367
                                                             -----        -----     -----         -----

     TOTAL INTEREST EXPENSE                                  1,081          913     3,058         2,544

     NET INTEREST INCOME                                       919          857     2,688         2,475
Provision for loan losses                                        5           21        34            53
                                                             -----        -----     -----         -----

     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                      914          836     2,654         2,422

NON-INTEREST INCOME
Service charges on deposits                                      4            0        11             6
Life insurance                                                  17           20        54            46
Gain on sale of securities                                       0            0         0             1
Other income                                                    10            7        25            11
                                                             -----        -----     -----         -----

     TOTAL NON-INTEREST INCOME                                  31           27        90            64
                                                             -----        -----     -----         -----

NON-INTEREST EXPENSE
Salaries and employee benefits                                 273          230       842           712
Supplies, telephone and postage                                 22           12        62            36
Occupancy and equipment                                         57           40       146            93
FDIC deposit insurance                                           9            8        27            25
Data processing                                                 37           25       103            74
Legal, accounting and examination                               74           66       220           198
Franchise taxes                                                 40           46       124           136
Other expenses                                                  64           66       173           175
                                                             -----        -----     -----         -----

     TOTAL NON-INTEREST EXPENSE                                576          493     1,697         1,449
                                                             -----        -----     -----         -----

     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                          369          370     1,047         1,037

Federal income tax expense                                     110          120       319           335
                                                             -----        -----     -----         -----

NET INCOME                                                   $ 259        $ 250     $ 728         $ 702
                                                             =====        =====     =====         =====

Earnings per common share - basic                            $0.33        $0.31     $0.93         $0.86
Earnings per common share - diluted                          $0.30        $0.27     $0.83         $0.76


-------------------------------------------------------------------------------
See accompanying notes.

                           HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
===============================================================================

                                                                                                           (Dollars in thousands)
                                            Number of shares                                                        Amounts
                                            ----------------                                                        -------

                                                                                              Accum-
                                                                                              ulated
                                              Common     Common    Addi-                      other    Common     Common
                                              shares     shares    tional             Trea-   compre-  shares     Shares     Compre-
                           Common   Treasury  purchased  purchased paid-in  Retained  sury    hensive  purchased  purchased  hensive
                           Stock    Stock     by ESOP    by RRP    capital  earnings  stock   income   by ESOP    by RRP     income
                           -----    -----     -------    ------    -------  --------  -----   ------   -------    ------      ------
December 31, 1997          952,200  (47,610)  (68,558)   (6,800)   $9,150  $6,037     ($711)  $332    ($686)     ($118)
Net income                                                                    951                                              $951
Other comprehensive income
Change in unrealized
     gain (loss) on securities
     available-for-sale, net of
     deferred income tax of $97                                                                185                              185
                                                                                                                             ------
Comprehensive income                                                                                                         $1,136
                                                                                                                             ======
Purchase of treasury stock          (45,200)                                           (593)
Purchase of common shares by
     recognition and retention plan                     (17,002)                                                 (370)
Shares earned under
     employee stock
     ownership plan                             7,618                  36                                77
Shares earned on recognition
     and retention plan                                   4,761        (7)                                        83
Return of capital
     ($3.50 per share)                                             (3,166)
Dividends declared
     ($.37 per share)                                                        (330)
                           -------  --------  -------   -------     -----   -----    -------   ---     -----     -----
December 31, 1998          952,200  (92,810)  (60,940)  (19,041)    6,013   6,658    (1,304)   517     (609)     (405)
Net income                                                                    728                                             $ 728
Other comprehensive
income
     Change in unrealized
     gain (loss) on securities
     available-for-sale, net of
     deferred income tax of $67                                                               (130)                            (130)
                                                                                                                              -----
Comprehensive income                                                                                                          $ 598
                                                                                                                              =====
Purchase of common shares by
     recognition and retention plan                      (2,500)                                                  (42)
Shares earned under
     employee stock
     ownership plan                                                    23
Dividends declared
     ($.30 per share)                                                        (258)
                           -------  --------  -------   -------    ------   ------   -------  ----    ------    ------
September 30, 1999         952,200  (92,810)  (60,940)  (21,541)   $6,036  $7,128   ($1,304)  $387    ($609)    ($447)

                       HOME CITY FINANCIAL CORPORATION
                             SPRINGFIELD, OHIO
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                      (Dollars in thousands)
                                                                               (Unaudited)
                                                                   9 Months Ended     9 Months Ended
                                                                     September 30,      September 30,
                                                                     -------------      -------------
                                                                          1999               1998
                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 728              $ 702
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Premium amortization, net of discount accretion                    9                 10
          Provision for loan losses                                         34                 53
          Depreciation                                                      50                 36
          Deferred income taxes                                            (54)               (46)
          Life insurance income, net of expenses                           (38)               (29)
          Employee Stock Ownership Plan compensation expense                23                 31
          Recognition and Retention Plan compensation expense               52                 66
          FHLB stock dividends                                             (45)               (26)
          Net change in:
               Accrued interest receivable                                 (99)               (52)
               Accrued interest payable                                     38                 40
               Other assets                                               (185)              (108)
               Other liabilities                                            12                 72
                                                                       -------            -------
     Net cash provided by operating activities                             525                749
                                                                       -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                               (1,486)               (70)
Proceeds from sales of securities available-for-sale                       236                600
Proceeds from maturities of securities available-for-sale                1,270              1,134
Collections on mortgage-backed securities available-for-sale                85                110
Net increase in loans                                                  (13,023)           (10,187)
Purchase of properties and equipment                                      (482)               (51)
Purchase of FHLB stock                                                    (448)               (58)
                                                                       --------            -------
     Net cash used in investing activities                             (13,848)            (8,522)
                                                                       --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                 5,939              6,492
Net increase in short-term FHLB advances                                 1,800                200
Proceeds from new long-term FHLB advances                                8,600              4,375
Payments on long-term FHLB advances                                       (452)              (394)
Net decrease in advance payments by borrowers
     for taxes and insurance                                                (3)               (23)
Proceeds from notes payable                                                  0              1,100
Payments on notes payable                                               (1,800)                 0
Purchase of common shares by Recognition and Retention Plan                (42)              (370)
Special cash distribution                                                    0             (3,166)
Cash dividends paid                                                       (258)              (244)
                                                                        ------             ------
     Net cash provided by financing activities                          13,784              7,970

     Net increase in cash and cash equivalents                             461                197

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                           1,910              1,518
                                                                        ------             ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $2,371             $1,715
                                                                        ======             ======

---------------------------------------------------------------------------
See accompanying notes.

                       HOME CITY FINANCIAL CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                  (Unaudited)
==============================================================================

NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of September 30, 1999, and December 31, 1998, and the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                              (Dollars in thousands)
                                           Nine
                                           months ended     Year ended
                                           September 30,    December 31,
                                              1999             1998
                                              ----             ----

Balance, beginning of period                  $  486           $  452
Provision for loan losses                         34               61
Charge-offs                                      (29)             (40)
Recoveries                                         0               13
                                               -----           ------
Balance, end of period                        $  491           $  486
                                              ======           =======

NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30, 1999, consisted of eleven short-term advances totaling $4.8 million and sixteen long-term advances totaling $16.7 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

(Dollars in thousands)
                                   At September 30, 1999                      At December 31, 1998
                       --------------------------------------    --------------------------------------

                                   Range of      Weighted-                    Range of      Weighted-
                                   interest      average                      interest      average
                        Amount     rates         interest rate     Amount     rates         interest rate
                        ------     -----         -------------     ------     -----         -------------

Due within
     one year           $4,826     5.41%         5.41%             $1,526     5.02%         5.02%

After one but
     within five
     years              $2,252     4.64%-8.35%   5.41%             $2,524     4.64%-8.35%   5.49%

After five
     years             $14,441     3.30%-8.35%   5.46%             $7,521     3.30%-8.35%   5.58%


NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 1999.

                                                          (Dollars in thousands)
                                                                                    To be
                                                                                    Categorized as "Well
                                                                                    Capitalized" Under
                                                                 For Capital        Prompt Corrective
                                             Actual           Adequacy Purposes     Action Provisions
                                             ------           -----------------     -----------------
                                        Amount     Ratio     Amount       Ratio     Amount       Ratio
                                        ------     -----     ------       -----     ------       -----
Total Risk-Based Capital
          (To Risk-Weighted Assets)     $10,959     16.3%     $5,377      8.0%      $6,722       10.0%

Tier I Capital
          (To Risk-Weighted Assets)      10,468     15.6%      N/A        N/A        4,033        6.0%

Tier I Capital
          (To Adjusted Total Assets)     10,468     10.5%      3,990      4.0%       4,987        5.0%

Tangible Capital
          (To Adjusted Total Assets)     10,468     10.5%      1,496      1.5%       N/A          N/A


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

                                                  For the Three Months Ended
                                                  --------------------------
                                                       September 30, 1999
                                                       ------------------
                                                                             Per
                                            Income          Shares           Share
                                           (Numerator)     (Denominator)     Amount
                                            ---------       -----------      ------
Basic EPS
Income available to common shareholders     $258,713        776,909          $0.33

Effect of dilutive securities
RRP shares                                         0         21,541
ESOP shares                                        0         60,940
Stock options                                      0         14,695
                                            --------        -------
Diluted EPS
Income available to common shareholders +
     assumed conversions                    $258,713        874,085          $0.30
                                            ========        =======          =====

                                                  For the Three Months Ended
                                                  --------------------------
                                                       September 30, 1998
                                                       ------------------

                                                                             Per
                                             Income         Shares           Share
                                            (Numerator)    (Denominator)     Amount
                                             ---------      -----------      ------
Basic EPS
Income available to common shareholders      $250,128       812,230          $0.31

Effect of dilutive securities
RRP shares                                          0        23,802
ESOP shares                                         0        68,558
Stock options                                       0         6,434
                                              -------       -------
Diluted EPS
Income available to common shareholders +
     assumed conversions                     $250,128       911,024          $0.27
                                             ========       =======          =====

                                                  For the Nine Months Ended
                                                  -------------------------
                                                       September 30, 1999
                                                       ------------------
                                                                            Per
                                             Income         Shares          Share
                                            (Numerator)    (Denominator)    Amount
                                             ---------      -----------     ------
Basic EPS
Income available to common shareholders      $727,582       777,427         $0.93

Effect of dilutive securities
RRP shares                                          0        21,022
ESOP shares                                         0        60,940
Stock options                                       0        21,007
                                              -------       -------
Diluted EPS
Income available to common shareholders +
      assumed conversions                    $727,582       880,396         $0.83
                                             ========       =======         =====




                                                  For the Nine Months Ended
                                                  -------------------------
                                                      September 30, 1998
                                                      ------------------

                                                                            Per
                                             Income         Shares          Share
                                            (Numerator)    (Denominator)    Amount
                                             ---------      -----------     ------
Basic EPS
Income available to common shareholders      $701,926       819,641         $0.86

Effect of dilutive securities
RRP shares                                          0        23,802
ESOP shares                                         0        68,558
Stock options                                       0        10,435
                                              -------       -------         -----
Diluted EPS
Income available to common shareholders +
     assumed conversions                     $701,926       922,436         $0.76
                                             ========       =======         =====

                       HOME CITY FINANCIAL CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

==============================================================================

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and nine-month periods ended September 30,1999 and 1998. ESOP shares subject to a loan pledge agreement are not considered to be outstanding shares for the purpose of determining the weighted-average number of shares used in the earnings per common share calculation.

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

Year 2000 Readiness

     Because the Bank's operations rely extensively on computer systems, the Bank has addressed the possibility that some computer systems might not recognize the year 2000 ("Y2K") correctly. The Bank has developed an Action Plan Year 2000, which was presented to the Board of Directors in the middle of 1997 and subsequently updated and approved in December 1998. The Board of Directors appointed a Year 2000 Committee, which reports to the Board of Directors monthly.

     The Bank relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, securities pricing information and wire transfers. The Year 2000 Committee is working with the vendors to assess their Y2K readiness. Based upon this ongoing assessment, the Board of Directors believes that third-party vendors have taken the appropriate steps to ensure that critical systems will function properly. The Bank's most important third-party vendors have reported completion of Y2K readiness both internally and in their interface with the Bank. Planned modifications and conversions have been completed and tested.

     All personal computers ("PC's") and related software throughout the Bank have been inventoried and tested for Y2K capabilities. Those PCS identified as not being Y2K compatible have been replaced. The Bank has increased its estimate of the total cost for new hardware, software and other related Y2K expenditures to approximately $79,000. As of September 30, 1999, $28,000 of expense has been incurred with another $25,000 expected to be incurred in the fourth quarter of 1999 and $14,000 and $12,000 to be incurred in the years 2000 and 2001, respectively.

     If the modifications and conversions by both third-party vendors and the Bank fail to function properly, the operations and financial condition of the
Company could be materially adversely affected.   The Bank completed
development of its business resumption contingency plan in June, 1999 with subsequent reviews thereof performed by both the OTS and the Bank's external auditors. The dynamic nature of the plan calls for continuing testing and training to ensure continued operations in the event of a computer system failure. The internal testing of the final components of the business resumption contingency plan will be tested and validated by no later than December 8, 1999. Special attention was also placed on customer awareness and the cash management aspects of the plan. In management's opinion, the additional liquidity needs and cash planning issues have been reviewed and procedures have been implemented to adequately address customer needs and to either minimize or avoid possible customer inconvenience.

     In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank is assessing such risks among its customers. The Company could also be materially adversely affected if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. The Bank continues to attempt to assess these risks and is prepared to take action to minimize their effect. The Bank is currently in the midst of its Rollover Event Management Planning with the OTS.

     The Bank is a member of a nationwide "Ask Us About Y2K" program aimed at repairing a component of the nation's Year 2000 computer problem that programmers alone can't fix -- consumer confidence. The program is part of an ongoing educational effort launched by America's Community Bankers ("ACB"), a national trade association, to help explain the Y2K date change problem and steps the thrift industry is taking to cure it. The "Ask Us About
Y2K" program is to encourage Bank customers to bring their Year 2000 financial questions and concerns into the Bank. The second consumer oriented Y2K informational mailing to the Bank's entire customer base was completed in late October, 1999 stressing keeping money in your bank and creating awareness of fraud possibilities. To date, minimal customer concerns have been expressed to the Bank's Board members, management or staff. The financial services industry recently received a five star rating from the Senate Special Committee on the Year 2000, the highest given any major sector of the economy.


                       Changes in Financial Condition

     At September 30, 1999, the consolidated assets of the Company totaled $99.7 million, an increase of $14.4 million, or 16.82%, from $85.4 million at December 31, 1998. The increase in total assets was primarily the result of a $13.0 million increase in loans receivable funded primarily by a $9.9 million increase in advances from the FHLB and a $5.9 million increase in deposits.

The total increase in loans outstanding since December 31, 1998, was $13.0 million, or 16.87%. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     Investment securities decreased $247,000, or 7.99%, from $3.1 million at December 31, 1998, to $2.8 million at September 30,1999. The decrease was primarily the result of scheduled maturities of short-term investments being rolled into higher earning non-residential real estate and commercial loan production.

     During the nine months ended September 30, 1999, $85,000 of principal
payments were received on mortgage- backed and related securities.   No other
transactions, purchases or sales occurred during the period.

     Deposit liabilities increased $5.9 million, or 9.82%, from $60.5 million at December 31, 1998, to $66.4 million at September 30,1999. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB increased $9.9 million, or 85.97%, from $11.6 million at December 31, 1998, to $21.5 million at September 30,1999. The funds obtained were utilized to support the increased loan demand.

     Notes payable of $1.8 million were repaid during the first six months of 1999. These had been initiated to assist in funding of the special cash distribution to shareholders in June 1998.

     Total shareholders' equity remained relatively constant, increasing $321,000, or 2.95%, from December 31, 1998, to September 30,1999. This increase was primarily the result of $728,000 in earnings for the first nine months of fiscal year 1999 and a $23,000 increase in additional paid-in capital offset by the $258,000 cash dividend payments together with the $130,000 of unrealized losses on securities available-for-sale, and the $42,000 purchase of common shares by the RRP Trust during the nine months ended September 30,1999.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At September 30, 1999, the Bank's regulatory liquidity ratio was 4.17%. At such date, the Bank had commitments to originate loans totaling $6.7 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at September 30, 1999.

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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $491,000 at September 30, 1999.

     At September 30, 1999, the Bank had no material commitments for capital expenditures.

     On February 18, 1999, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.10 per share to each shareholder of record on March 1, 1999, paid on March 15, 1999. On May 24, 1999, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.10 per share to each shareholder of record on June 4, 1999, paid on June 15, 1999. On August 23, 1999, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.10 per share to each shareholder of record on September 3, 1999, paid on September 15, 1999.

                          Results of Operations

Comparison of Three Months Ended September 30, 1999 and 1998

     General. Net income increased $9,000, or 3.60%, from $250,000 for the three months ended September 30,1998, to $259,000 for the three months ended
September 30, 1999.     This increase was primarily attributed to an increase
of $62,000 in net interest income, an increase of $4,000 in non-interest income and decreases in the provisions for federal income tax expense and possible loan losses, partially offset by an increase of $83,000 in non-interest expense.

     Interest Income. The $15.5 million increase in average earning assets contributed to an increase in interest income of $230,000, or 12.99%, for the three months ended September 30,1999 compared to 1998. The increase was attributed to the additional loan income of $218,000 resulting from an increase in loans receivable and additional investment income of $14,000, which was partially offset by a decrease of $2,000 in interest income on other earning assets. Of the overall increase in interest income, $346,000 is attributable to earning asset volume increases offset by a decrease of $116,000 attributable to rate or yield.

     Interest Expense. Interest expense on deposit liabilities increased $61,000, or 8.09%, for the three months ended September 30, 1999, as compared to the same period in 1998. Although total average deposits increased by $6.8 million comparing the quarter ended September 30, 1999 to 1998, the average interest rate paid on interest-bearing deposits decreased by 20 basis points from 5.42% for the three months ended September 30, 1998, to 5.22% for the same period ended September 30, 1999. The average balance of FHLB advances increased from $9.5 million for the three-month period ended September 30,1998, to $19.4 million for the same period ended September 30, 1999, resulting in an increase in interest on FHLB advances of $127,000 for the three months ended September 30, 1999, compared to the same period ended September 30, 1998. Notes payable accounted for slightly more than a $1,000 decrease in interest expense for the three months ended September 30, 1999.
Of the overall increase in interest expense, $220,000 is attributable to interest costing liability volume increases offset by a decrease of $52,000 attributable to rates paid.

     Provision for Loan Losses. The provision for loan losses was $5,000 and there were net charge-offs of $6,000 during the three months ended September 30, 1999, compared to a $21,000 provision and net charge-offs of $10,000 during the three months ended September 30, 1998. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     Non-Interest Income. Non-interest income increased by $4,000 for the three months ended September 30, 1999, compared to the same period in 1998. The increase was related to an increase of $4,000 in service charge income on deposits and $3,000 in miscellaneous fees and charges being offset by $3,000 decrease in income from life insurance contracts.

     Non-Interest Expense. Non-interest expense increased $83,000, or 16.84%, to $576,000 for the three months ended September 30, 1999, from $493,000 in the comparable period in 1998. Of this increase, $43,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting the expense associated with additional staffing related to the non-residential real estate and commercial lending function. The annualized ratio of non-interest expense to average total assets was 2.42% and 2.48% for the three months ended September 30,1999 and 1998, respectively.

     Income Taxes. The provision for income taxes decreased $10,000 for the three months ended September 30,1999, compared with the prior year, primarily as a result of composition of the taxable and non-taxable income for the quarter.

Comparison of Nine Months Ended September 30, 1999 and 1998

     General. Net income increased $26,000, or 3.70%, from $702,000 for the nine months ended September 30,1998, to $728,000 for the nine months ended September 30, 1999. This increase was primarily attributed to an increase of $213,000 in net interest income, an increase of $26,000 in non-interest income and decreases in the provisions for federal income tax expense and possible loan losses, partially offset by an increase of $248,000 in non-interest expense.

     Interest Income. The $14.1 million increase in average earning assets contributed to an increase in interest income of $727,000, or 14.48%, for the nine months ended September 30,1999, compared to 1998. The increase was attributed to the additional loan income of $749,000 resulting from an increase in loans receivable, which was partially offset by a decrease of $22,000 in interest income on other earning assets. Of the overall increase in interest income, $1.0 million is attributable to earning asset volume increases offset by a decrease of $278,000 attributable to rate or yield.

     Interest Expense. Interest expense on deposit liabilities increased $187,000, or 8.59%, for the nine months ended September 30, 1999, as compared to the same period in 1998. Although total average interest-bearing deposits increased by $7.0 million comparing the nine months ended September 30, 1999 to 1998, the average interest rate paid on interest-bearing deposits decreased by 21 basis points from 5.39% for the nine-month period ended September 30, 1998, to 5.18% for the same period ended September 30, 1999. The average balance of FHLB advances increased from $7.7 million for the nine-month period ended September 30,1998, to $16.6 million for the same period ended September 30, 1999, resulting in an increase in interest on FHLB advances of $326,000 for the nine-month period ended September 30, 1999, compared to the same period ended September 30, 1998. Interest expense on notes payable remained relatively constant for the nine months ended September 30, 1999. Of the overall increase in interest expense, $631,000 is attributable to interest costing liability volume increases offset by a decrease of $118,000 attributable to rates paid.

     Provision for Loan Losses. The provision for loan losses was $34,000 and there were net charge-offs of $29,000 during the nine months ended September 30, 1999, compared to a $53,000 provision and net charge-offs of $27,000 during the nine months ended September 30, 1998. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     Non-Interest Income. Non-interest income increased by $26,000 for the nine months ended September 30, 1999, compared to the same period in 1998.
The increase was related to an increase of $8,000 in income from life insurance contracts and increases of $5,000 and $14,000 in service charges on deposits and miscellaneous fees and charges, respectively. There were no security gains or losses recorded in the nine months ended September 30, 1999.

     Non-Interest Expense. Non-interest expense increased $248,000, or 17.11%, to $1.7 million for the nine months ended September 30, 1999, from $1.4 million in the comparable period in 1998. Of this increase, $130,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting additional staffing. The annualized ratio of non-interest expense to average total assets was 2.45% and 2.48% for the nine months ended September 30,1999 and 1998, respectively.

     Income Taxes. The provision for income taxes decreased $16,000 for the nine months ended September 30,1999, compared with the prior year, primarily as a result of composition of the taxable and non-taxable income for the nine month period.

                       HOME CITY FINANCIAL CORPORATION

                         PART II - OTHER INFORMATION
==============================================================================


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

              Not Applicable


     ITEM 5 - OTHER INFORMATION

              Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibit 27: Financial Data Schedule, September 30, 1999

              b. No report on Form 8-K was filed during the quarter ended September 30, 1999.

              c. Exhibit 99, Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   HOME CITY FINANCIAL CORPORATION

November 12, 1999                  /s/ Doulas L. Ulery
-----------------                  ------------------------------------------
Date:                              Douglas L. Ulery
                                   President



November 12, 1999                  /s/ Charles A. Mihal
-----------------                  ------------------------------------------
Date:                              Charles A. Mihal
                                   Treasurer and Chief Financial Officer