Form 10KSB
period 1999-12-31
HOME CITY FINANCIAL CORP
filed 2000-03-23
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

                   ANNUAL REPORT Pursuant to SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT of 1934

                   For the fiscal year ended December 31, 1999
                         Commission File Number 0-21809
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

    State issuer's revenues for the most recent fiscal year.  $8,021,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 7, 2000, 816,500 common shares of the Registrant were outstanding. The aggregate market value of the shares held by non-affiliates was $6,547,917 based upon the closing sale price of $10.895 per share as quoted by The Nasdaq Stock Market.

    Documents Incorporated by Reference

    The following sections of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

    1.     Proposal One - Election of Directors
    2.     Compensation of Directors and Executive Officers
    3.     Voting Securities and Ownership of Certain Beneficial Owners and
           Management
    4.     Section 16(a) Beneficial Ownership Reporting Compliance

    Transitional Small Business Disclosure Format     YES ___  NO _X_

                                   PART I

ITEM 1.  Description of Business

General

    Home City Financial Corporation, a unitary savings and loan holding company incorporated in 1996 under the laws of the State of Ohio ("HCFC"), owns all of the issued and outstanding common shares of Home City Federal Savings Bank of Springfield, a savings association chartered under the laws of the United States ("Home City"). In December 1996, HCFC acquired all of the common shares issued by Home City upon its conversion from a mutual savings association to a stock savings association (the "Conversion"). Since its formation, HCFC's activities have been limited primarily to holding the common shares of Home City and investing excess funds from the Conversion in investment securities and savings deposits in Home City.

    Home City is a savings association principally engaged in the business of making permanent first and second mortgage loans secured by one- to four-family residential real estate and nonresidential real estate located in Home City's primary lending area and investing in U.S. Government and federal agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and municipal securities. Home City also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The origination of commercial and consumer loans, both secured and unsecured, constitutes a growing portion of Home City's lending activities. Funds for lending and investment activities are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), repayments of loans and mortgage-backed and related securities, advances from the Federal Home Loan Bank (the "FHLB") and other short-term borrowings. Home City conducts business from its office located in Springfield, Ohio. Home City's primary lending area consists of Clark County, Ohio, and adjacent counties.

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

Forward-Looking Statements

    When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in Home City's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home City's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect HCFC?s financial performance and could cause HCFC's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.2 hereto "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

   Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

   1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 1999.

   2. Comparison of Results of Operations for the Fiscal Years Ended December 31, 1999 and 1998 -"Provision for Loan Losses". Management's statements regarding the adequacy of the allowance for loan losses at December 31, 1999.

   3. Liquidity and Capital Resources. Management's belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

   4. New Legislation. Management's expectation that the Gramm-Leach-Bliley Act will not have a material effect on the activities in which Home City and HCFC currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to the enactment of the Gramm-Leach-Bliley Act.

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

     Loan Portfolio Composition. The following table presents certain information with respect to the composition of Home City's loan portfolio at the dates indicated:

                                                                At December 31,
                                                     --------------------------------
                                                     1999                        1998
                                               ---------------------       ----------------
                                                           (Dollars in thousands)
                                                           Percent of                  Percent of
                                                Amount     total loans     Amount      total loans
                                                ------     -----------     ------      ------------
<S
Residential real estate loans:
  One- to four-family (first mortgage)          $51,887     50.70%          $42,521     53.00%
  Multifamily                                     3,423      3.34             2,485      3.10
  Home equity (second mortgage)                   2,277      2.23             1,965      2.45
Nonresidential real estate loans                  9,853      9.63            10,347     12.90
Land loans                                        1,681      1.64             2,002      2.49
Construction loans                                5,580      5.45             4,561      5.68
                                                -------     -----            ------     -----
  Total real estate loans                        74,701     72.99            63,881     79.62

Commercial loans:
  Secured by real estate                         11,750     11.48             5,418      6.75
  Other                                           9,389      9.18             5,704      7.11
                                                -------     -----            ------    ------
  Total commercial loans                         21,139     20.66            11,122     13.86

Consumer loans:
  Loans on deposits                                 193      0.19               115      0.15
  Other consumer loans                            6,309      6.16             5,111      6.37
                                                -------     -----            ------    ------
  Total consumer loans                            6,502      6.35             5,226      6.52
                                                -------     -----            ------    ------

Total loans                                     102,342    100.00%           80,229    100.00%
                                                           ======                      ======
  Less:
  Unearned and deferred income, net                (569)                       (499)
  Loans in process                               (4,438)                     (2,258)
  Allowance for loan losses                        (491)                       (486)
                                                -------                     -------
Net loans                                       $96,844                     $76,986
                                                =======                     =======


    Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1999, regarding the dollar amount of loans maturing in Home City's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.



                             Due during the        Due 4-5      Due 6-10      Due 11-15     Due more than 15
                        year ending December 31,   years after  years after   years after     years after
                        -----------------------
                        2000     2001     2002     12/31/99     12/31/99      12/31/99         12/31/99      Total
                        ----     ----     ----     --------     --------      --------         --------      -----

                                                          (Dollars in thousands)
Mortgage loans:
Residential             $2,148   $ 1,032  $   119    $ 1,451     $14,755       $28,739          $4,763        $53,007
Nonresidential             332       497       64        191       3,992         7,332           4,279         16,687
Consumer loans             352       297      460      1,191         952         3,162              88          6,502
Commercial loans         5,853     1,108    1,147      4,713       3,490         4,192             636         21,139
                        ------   -------  -------    -------     -------       -------          ------        -------
Total loans             $8,685   $ 2,934  $ 1,790    $ 7,546     $23,189       $43,425          $9,766        $97,335
                        ======   =======  =======    =======     =======       =======          ======        =======

     Of the loans due more than one year after December 31, 1999, loans with aggregate balances of $59.8 million have fixed rates of interest, and loans with aggregate balances of $28.9 million have adjustable interest rates.

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

    The aggregate amount of Home City's one- to four-family residential real estate loans equaled approximately $51.9 million at December 31, 1999, and represented 50.70% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $732,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $193,000, or 0.37% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

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

    At December 31, 1999, loans secured by multifamily properties totaled approximately $3.4 million, or 3.24% of Home City's total loan portfolio, all of which were secured by property located within Home City's primary market area, and all of which were performing in accordance with their terms. The largest loan secured by a multifamily property had a balance at December 31, 1999, of approximately $691,000.

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

    At December 31, 1999, home equity loans totaled approximately $2.3 million, or 2.23% of Home City's total loan portfolio. All of such loans were secured by property located within Home City's primary market area and all were performing in accordance with their terms. The balance of the largest single home equity loan was $91,000 at December 31, 1999.

    Nonresidential Real Estate Loans. Home City also makes loans secured by nonresidential real estate consisting of retail stores, office buildings and businesses. (The "nonresidential real estate loans" category does not include loans made for commercial purposes that are secured by real estate, which are described under the heading "Commercial Loans.") Nonresidential real estate loans generally are originated with terms of up to 15 years, a minimum loan amount of $10,000 and a maximum loan amount of $1.5 million. Such loans have a maximum LTV of 75%.

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

    At December 31, 1999, Home City had a total of $9.9 million invested in nonresidential real estate loans, all of which were secured by property located within Home City's primary market area. Such loans comprised approximately 9.63% of Home City's total loans at such date. At such date, Home City had no nonresidential loans that were 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest nonresidential real estate loan was $890,000.

    Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At December 31, 1999, Home City's nonresidential mortgage loans totaled 93.63% of Home City's tangible capital.

    Land Loans. Home City makes two varieties of land loans. First, loans are made for the acquisition of land to be developed for construction. Such loans are usually made for relatively short periods of time, generally not more than three years, with fixed interest rates. Second, loans are also made to borrowers who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with fixed interest rates and terms of up to 15 years. Land loans are secured by the land being purchased with the loan proceeds and have maximum LTVs of 75 to 80%.

    At December 31, 1999, land loans totaled approximately $1.7 million, or 1.64% of Home City's total loan portfolio. The largest land loan at December 31, 1999, had a balance of approximately $274,000. All of such loans were secured by property located within Home City's primary market area, of which no loans were more than 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

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

    At December 31, 1999, a total of $5.6 million, or approximately 5.45% of Home City's total loans, consisted of construction loans. All of Home City's construction loans are secured by property located within Home City's primary market area, and the economy of such lending area has been relatively stable. At December 31, 1999, all of such loans were performing in accordance with their terms.

    Commercial Loans. Home City also originates loans for commercial purposes. Such loans are of two types: those secured by nonresidential real estate and those secured by assets of the borrower other than real estate, such as equipment or receivables.

    Commercial loans totaling $11.8 million at December 31, 1999, were secured by nonresidential real estate. The real estate securing commercial loans at December 31, 1999, was comprised of warehouses, office buildings and industrial buildings. This type of loan is made with terms of up to 20 years, a minimum loan amount of $5,000, a maximum loan amount of $1.2 million, and a maximum LTV of 80%. These loans are made with adjustable interest rates, with the interest rates based on prime or one-, three- or five-year treasuries.

    The borrowers of commercial loans totaling $9.4 million at December 31, 1999, were classified as "small business borrowers." These loans were primarily secured by accounts receivable, inventory and equipment. The commercial loans secured other than by real estate are made with terms of up to seven years, a minimum loan amount of $5,000, a maximum loan amount of $900,000, and a maximum LTV of 80%. These loans are made with adjustable interest rates, with the interest rates based on prime or prime plus.

    Commercial lending entails significant risks. The loans are subject to greater risk of default during periods of adverse economic conditions. Particularly with respect to loans secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment in the event of default. Home City tries to minimize such risks through its prudent underwriting, which includes guidelines to determine the acceptability of the collateral to be pledged.
An evaluation is made of the real estate, if any, accounts receivable, inventory and equipment securing the loan as to their value, marketability, strength of brand names, stability of conditions and environmental impact in order to mitigate or minimize the risk of loss. Loan advance amounts are established in accordance with the type of collateral asset. Credit guidelines have been established relative to debt service coverage, leveraging, established profitability, guarantor strength, liquidity and sales concentration. The guarantee of the principals will generally be required on all loans made to closely held business entities and affiliates in accordance with Regulation
B requirements. The credit information required includes fully completed financial statements, two years' federal income tax returns, a current credit report and generally a formal business plan. Adequate insurance, appropriate regulatory disclosures and both a preliminary and final lawyer's Title Opinion or Title Insurance are always required.

    At December 31, 1999, Home City had commercial loans in the aggregate amount of $21.1 million, or approximately 20.66% of Home City's total loans, each of which was performing in accordance with its terms. The total indebtedness of the largest single borrower within the commercial portfolio was $1,235,000 at December 31, 1999.

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

    At December 31, 1999, Home City had approximately $6.5 million, or 6.35% of its total loans, invested in consumer loans, and no such loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest consumer loan was $ 85,000 at December 31, 1999.

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

    Loan Originations, Purchases and Sales. Home City originates a slightly greater number of fixed-rate loans than adjustable-rate loans. See "DESCRIPTION OF BUSINESS - Loan Maturity Schedule." Home City occasionally will participate in loans originated by other institutions. During 1998 and 1999 Home City did not participate in any loans originated by other institutions.

     The following table presents Home City's loan origination and participation activity for the years indicated:

                                                        December 31,
                                                    -------------------
                                                    1999           1998
                                                    ----           ----
                                                   (Dollars in thousands)
Loans originated:
  One- to four-family residential (1)                 $21,978        $17,108
  Multifamily residential                                 692            222
  Nonresidential                                          913          5,390
  Commercial - secured by real estate                   6,362          5,418
  Commercial - other                                    9,726          6,258
  Consumer                                              4,744          3,407
                                                      -------        -------
    Total loans originated                             44,415         37,803

Loans purchased                                             0              0

Reductions:
  Principal repayments                                (23,780)       (23,318)
  Sales of loans                                         (750)             0
  Decrease in other items, net (2)                        (27)           (34)
                                                      -------        -------

    Net increase                                      $19,858        $14,451
                                                      =======        =======
------------------------------
(1) Includes construction loans.

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

    Based on such limits, Home City was able to lend approximately $1.7 million to one borrower at December 31, 1999. The largest amount Home City had outstanding to one borrower at December 31, 1999, was $1.3 million. Such loans were secured by commercial real estate properties. All of such loans were current at December 31, 1999.

     The aggregate amount of commercial loans not primarily secured by real estate that Home City may have outstanding may not exceed 20% of Home City's total assets, and any amount in excess of 10% of total assets must be for small business loans. At December 31, 1999, Home City was in compliance with that limitation.

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

    The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                     December 31,                       December 31,
                                       1999                                1998
                            -----------------------------       -----------------------------
                                                  Percent                             Percent
                                                  of total                            of total
                            Number     Amount     loans         Number     Amount     loans
                            ------     ------     -----         ------     ------     -----
                                                  (Dollars in thousands)
Loans delinquent for (1):
  30-59 days                19         $  738     0.75%         29         $1,635     2.11%
  60-89 days                 5            289     0.30          19            877     1.13
  90 days and over           5            193     0.20          10            192     0.25
                            --         ------     ----          --         ------     ----
Total delinquent loans      29         $1,220     1.25%         58         $2,704     3.49%
                            ==         ======     ====          ==         ======     ====


(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

    The following table sets forth information with respect to the nonaccrual status of Home City's loans which are 90 days or more past due and other non-performing assets at the dates indicated:

                                                         December 31,
                                               -------------------------------
                                               1999         1998        1997
                                               ----         ----        ----
                                                   (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Real estate:
     Residential                               $193         $186        $259
     Nonresidential                               0            0           0
  Commercial                                      0            0           0
  Consumer                                        0            0           0
                                               ----         ----        ----
      Total non-performing loans                193          186         259

Real estate owned                                 0            0           0
                                               ----         ----        ----
      Total non-performing assets              $193         $186        $259
                                               ====         ====        ====
      Total loan loss allowance                $491         $486        $452

      Total non-performing assets as
      a percentage of total assets             0.18%        0.22%       0.36%

Loan loss allowance as a percent
      of non-performing loans                254.40%      261.29%     174.52%


     During the fiscal year ended December 31, 1999, $29,000 in interest income was recognized and an additional $6,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 115. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms. For additional information, see Note D of the Notes to Financial Statements.

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

    The aggregate amount of Home City's classified assets at the dates indicated were as follows:

                                                  December 31,
                                              ----------------------
                                              1999     1998     1997
                                              ----     ----     ----
                                              (Dollars in thousands)
Classified assets:
Substandard                                   $380     $366     $377
Doubtful                                         0        0       16
Loss                                            47       47       77
                                              ----     ----     ----
Total classified assets                       $427     $413     $470
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

The following table sets forth an analysis of Home City's allowance for loan losses for the years indicated:

                                                    (Dollars in thousands)

                                                     1999             1998
                                                     ----             ----
Balance at beginning of year                        $ 486            $ 452

Charge-offs                                           (31)             (39)
Recoveries                                              2               12
Provision for loan losses (charged to operations)      34               61
                                                    -----            -----
Balance at end of year                              $ 491            $ 486
                                                    =====            =====
Ratio of net charge-offs (recoveries) to average net
  Loans outstanding during the year                   0.03%            0.04%
Ratio of allowance for loan losses to total loans     0.51%            0.63%

    For the fiscal year ended December 31, 1999, $25,000 of the allowance for loan losses was allocated to loans secured by nonresidential real estate, $201,000 was allocated to loans secured by one- to four-family real estate, $95,000 was allocated to consumer loans, and $103,000 was allocated to commercial loans.

    For the fiscal year ended December 31, 1998, $45,000 of the allowance for loan losses was allocated to loans secured by nonresidential real estate, $210,000 was allocated to loans secured by one- to four-family real estate, $91,000 was allocated to consumer loans, and $59,000 was allocated to commercial loans.

Mortgage-Backed Securities

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

     The following table sets forth the composition of Home City's mortgage-backed securities at the dates indicated:

                         December 31, 1999             December 31, 1998
                         -----------------             -----------------
                                      (Dollars in thousands)

                         Amortized       Fair        Amortized        Fair
                         cost            value       cost             value
                         ----            -----       ----             -----

GNMA certificates        $ 429           $ 424       $ 558            $ 559
                         -----           -----       -----            -----
Total mortgage-backed
   securities            $ 429           $ 424       $ 558            $ 559
                         =====           =====       =====            =====

    The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Home City's mortgage-backed securities at December 31, 1999. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                            At December 31, 1999
                   -------------------------------------------------------------------------------------------------------------
                   One year or less      After one to         After five to      After ten years        Total mortgage-backed
                                         five years             ten years                               Securities portfolio
                   -----------------  -----------------   ------------------   -------------------- ------------------------------
                   Carrying  Average  Carrying  Average   Carrying   Average   Carrying   Average   Carrying   Market   Average
                   value     yield    value     yield     value      yield     Value      yield     value      Value    yield
                   ----      -----    -----     -----     -----      -----     -----      -----     -----      -----    -----
                                                                (Dollars in thousands)
GNMA
 Certificates      $ 0       0%       $  0      0%        $ 424      6.81%     $0         0%         $  424     $ 424    6.81%
                   ---       --       ----      --        -----      -----     --         --         ------     -----    -----

Total              $ 0       0%       $  0      0%        $ 424      6.81%     $0         0%         $  424     $ 424    6.81%
                   ===       ==       ====      ==        =====      =====     ==         ==         ======     =====    =====



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

The following table sets forth information concerning Home City's investments at the dates indicated:


                                            At December 31,                         At December 31,
                                   -------------------------------      ------------------------------------
                                                1999                                        1998
                                                ----                                        ----

                                   Carrying   % of    Market   % of    Carrying    % of       Market   % of
                                   value      total   value    total   value       total      value    total
                                   -----      -----   -----    -----   -----       -----      -----    -----
                                                                (Dollars in thousands)

Interest-bearing demand
   Deposits in other
     Financial institutions         $282     5.97%     $282     5.97%    $  763      17.04%     $763     17.05%
Federal funds sold                     0        0         0        0          0          0         0         0
Time deposits in other
     Financial institutions           24     0.51        21     0.45         24       0.54        21      0.47
Investment securities:
     U.S. government and
          Federal agencies         1,865    39.49     1,865    39.51      1,501      33.51     1,501     33.53
     Municipal securities (1)        629    13.32       629    13.33        779      17.39       779     17.40
Equity securities:
     FHLMC stock                     523    11.07       523    11.08        779      17.39       779     17.40
     Service corporation (2)          28     0.59        28     0.59         28       0.62        28      0.63
     Joint venture (3)                 0     0.00         0     0.00          4       0.09         4      0.09
     FHLB stock                    1,372    29.05     1,372    29.07        601      13.42       601     13.43
                                  ------   ------    ------   ------     ------     ------    ------    ------
Total investments                 $4,723   100.00%   $4,720   100.00%    $4,479     100.00%   $4,476    100.00%
                                  ======   ======    ======   ======     ======     =======   ======    ======


(1)  Bonds issued by local school districts.
(2) Home City owns 100% of Homciti Service Corp., whose assets consist of common shares of Intrieve, Incorporated, a data service provider, and a 0.875% ownership in a joint venture which owns The Springfield Inn, a hotel in Springfield, Ohio.
(3) Home City had a 50% ownership interest in a joint venture that was primarily involved in the development of low income housing. The joint venture was dissolved in August 1999.

     The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City's investment securities at December 31, 1999:


                                                             At December 31, 1999
                                 ------------------------------------------------------------------
                                 One year or less       After one to five years         After five years
                                 ----------------       -----------------------         ----------------
                                 Carrying     Average     Carrying     Average       Carrying     Average
                                 value        yield       value        yield         value        yield
                                 -----        -----       -----        -----         -----        -----
                                                          (Dollars in thousands)
Investment securities:
U.S. government and federal
          Agency securities      $  0          0%         $1,865       6.09%         $   0        0%
Municipal securities               55       4.54             398       4.68            176        4.15
Equity securities: (1)
          FHLMC stock               0          0               0          0            523        1.38
          Service corporation       0          0               0          0             28           0
          Joint venture             0          0               0          0              0           0
                                 ----       ----          ------       ----          -----        ----
Total investments                $ 55       4.54%         $2,263       5.84%         $ 727        2.00%
                                 ====       ====          ======       ====          =====        ====


(1) By their nature, equity securities have no maturity date.


                                                    At December 31, 1999
                                         -------------------------------------------
                                         Average                   Weighted-
                                         life         Carrying     Market     Average
                                         in years     value        value      yield
                                         --------     -----        -----      -----
                                                   (Dollars in thousands)
Investment securities:
U.S. government and federal
Agency securities                        3.26          $ 1,865     $ 1,865    6.09%
Municipal securities                     3.14              629         629     4.52
Equity securities (1)                                      551         551     1.31
                                                       -------     -------
Total                                                  $ 3,045     $ 3,045
                                                       =======     =======


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

     Deposits. Deposits are attracted principally from within Home City's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, statement savings accounts, passbook savings accounts and term certificate accounts. Home City also offers individual retirement accounts ("IRA"), both in passbook and certificate form. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Home City based on Home City's liquidity requirements, growth goals and interest rates paid by competitors. Home City utilizes brokers to attract deposits on a limited basis. Brokered deposits approximated $4.4 million at December 31, 1999.

     At December 31, 1999, Home City's certificates of deposit totaled $54.0 million, or 77.56% of total deposits. Of such amount, approximately $37.2 million in certificates of deposit mature within one year. Based on past experience and Home City's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB and commercial banks as alternatives to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:


                                                    At December 31,
                                       ------------------------------------------
                                              1999                  1998
                                       ------------------     -------------------

                                                  Percent                 Percent
                                                  of total                of total
                                       Amount     deposits     Amount     deposits
                                       ------     --------     ------     --------
                                                     (Dollars in thousands)
Transaction accounts:
Demand                                 $ 1,912     2.75%       $ 1,605      2.65%
NOW accounts (1)                         1,480     2.12          1,439      2.38
Passbook savings accounts (2)           12,241    17.57         11,084     18.32
                                       -------    -----        -------     -----
Total transaction accounts              15,633    22.44         14,128     23.35

Certificates of deposit:
    4.01 - 6.00%                        29,702    42.63         22,157     36.62
    6.01 - 8.00%                        24,336    34.93         24,214     40.03

Total certificates of deposit           54,038    77.56         46,371     76.65
                                       -------   ------       --------    ------

Total deposits (3)                     $69,671   100.00%       $60,499    100.00%
                                       =======   ======        ======     =======


(1) Home City's weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At December 31, 1999 and 1998, the weighted-average rates on NOW accounts were 2.71% and 2.08%, respectively.
(2) Home City's weighted-average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook accounts was 3.34% and 2.78% at December
     31, 1999 and 1998, respectively.
(3)  IRAs are included in the various certificates of deposit balances.
     IRAs totaled $6.7 million and $6.6 million as of December 31, 1999 and 1998, respectively.

The following table shows rate and maturity information for Home City's certificates of deposit as of December 31, 1999:


                                                         Amount Due
                                  -------------------------------------------------
                                              Over          Over
                                   Up to      1 year to     2 years to     Over
           Rate                    1 year     2 years       3 years        3 years     Total
           ----                    ------     -------       -------        -------     -----
                                                     (Dollars in thousands)

      4.01 - 6.00%                $19,390     $6,243      $3,614           $455        $29,702
      6.01 - 8.00%                 17,784      1,435       4,769            348         24,336
                                  -------     ------      ------           ----        -------
Total certificates of deposit     $37,174     $7,678      $8,383           $803        $54,038
                                  =======     ======      ======           ====        =======


     The following table presents the amount of Home City's certificates of deposit of $100,000 or more by the time remaining until maturity as of December
31, 1999:


         Maturity                                    Amount
         --------                                    ------
                                             (Dollars in thousands)

Three months or less                                 $ 4,395
Over 3 months to 6 months                              1,791
Over 6 months to 12 months                             3,527
Over 12 months                                         2,969
                                                     -------
Total                                                $12,682
                                                     =======

    The following table sets forth Home City's deposit account balance activity for the years indicated:

                                                    Year ended December 31,
                                                    -----------------------
                                                  1999               1998
                                                  ----               ----
                                                     (Dollars in thousands)

Beginning balance                                  $60,499           $51,689

Deposits                                           119,853            76,525
Withdrawals                                       (113,933)          (70,664)
                                                  --------           -------
Net increase (decrease) before
Interest credited                                    5,920             5,861

Interest credited                                    3,252             2,949
                                                   -------           -------
Ending balance                                     $69,671           $60,499
                                                   =======           =======

Net increase                                       $ 9,172           $ 8,810

Percentage increase                                15.16%            17.04%


    Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions.
See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - Qualified
Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 1999, Home City was in compliance with the QTL Test.


    Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:

                                                 Year ended December 31,
                                                 -----------------------
                                                 1999               1998
                                                 ----               ----
                                                  (Dollars in thousands)

Average balance outstanding                      $18,497            $ 8,316

Maximum amount outstanding at any month end
during the year                                  $26,505            $11,571

Balance outstanding at end of year               $26,505            $11,571

Weighted-average interest rate during the year      5.46%              5.85%

Weighted-average interest rate at end of year       5.67%              5.48%

     Based upon Home City's eligible mortgage collateral, total FHLB advances are limited to approximately $33.0 million.

Subsidiaries

     Home City owns all of the outstanding shares of Homciti Service Corp., an Ohio corporation ("Homciti"). Homciti owns common stock in Intrieve, Incorporated ("Intrieve"), a data processing company which services Home City, and an 0.875% ownership interest in a joint venture which owns the Springfield
Inn, a local hotel. At December 31, 1999, the aggregate value of the Intrieve stock and the joint venture investment equaled approximately $28,000.

Competition

    Home City competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Home City competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Home City competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided.
Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Three savings associations, seven banks and seven credit unions have offices in Clark
County. At June 30, 1999, Home City had approximately 5.37% of all financial institution deposits in Clark County.

    The size of financial institutions competing with Home City is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Home
City.

Personnel

    As of December 31, 1999, Home City had twenty-five full-time employees and three part-time employees. Home City believes that relations with its employees are good. Home City offers health and life insurance benefits.
None of the employees of Home City is represented by a collective bargaining unit.


Regulation

    General.  As a savings association organized under the laws of the United
States, Home City is subject to regulatory oversight by the OTS. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations the deposits of which are insured by the FDIC in the SAIF and all federally-chartered institutions.
The OTS issues regulations governing the operation of savings associations regularly examines such institutions and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. It also promulgates regulations that prescribe the permissible investments and activities of federally-chartered savings associations, including the type of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

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

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws which had generally prevented banks from affiliating with securities and insurance firms and makes other significant changes in the financial services in which various types of financial institutions may engage.

     Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including HCFC. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking.

     The GLB Act authorizes a new "financial holding company," which can own banks and thrifts and which are also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

     The GLB Act is not expected to have a material effect on the activities in which the HCFC and Home City currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

    Regulatory Capital Requirements. Home City is required by OTS regulations to meet certain minimum capital requirements. These requirements call for tangible capital of 1.5% of adjusted total assets, core capital
(which for Home City is equal to tangible capital) of 4% of adjusted total assets, except for association's with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Home City consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off-balance-sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

    Home City's core capital ratio at December 31, 1999, was 9.73%.   For
information concerning Home City's capital, see "MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

    The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City's capital at December 31, 1999, met the standards for the highest level, a " well capitalized association".

    Limitations on Capital Distributions.   The OTS imposes various
restrictions or requirements on the ability of associations to make capital distributions.  Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

    An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (I) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained that income for the preceding two years, (ii) if the savings association will not be at least adequately capitalized following the capital distribution;
(iii) if the proposed distribution would violate a prohibition contained in any applicable statue, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association has not received certain favorable examination ratings for the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with OTS.

    Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs").
Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code at least 60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations.


The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 1999, Home City had QTIs equal to approximately 76.7% of its total portfolio assets.

    Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at December 31, 1999.

    Savings associations must also comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates.
An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association.
HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA limit the extent to which the savings institution or its subsidiaries may engage in specified transactions with affiliates and require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. Home
City was in compliance with these requirements and restrictions at December
31, 1999.

    Holding Company Regulation. HCFC is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, HCFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the "SEC").

    HCFC is a unitary savings and loan holding company, (i.e., it owns only one savings association). There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1999, Home City met the QTL Test. See "Qualified Thrift Lender Test."

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

    Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $44.3 million (subject to an exemption of up to $5.0 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $44.3 million. These percentages are subject to adjustment by the FRB. At December 31, 1999, Home
City was in compliance with its reserve requirements.

    Federal Home Loan Banks. The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $1,372,000 at December 31, 1999.

    FHLB advances to members such as Home City who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 1999, Home City's maximum limit on advances was approximately $33.0 million and Home City's advances totaled $26.5 million. The granting of advances is subject also to the FHLB's collateral and credit underwriting guidelines.

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

Taxation

    Federal Taxation. HCFC and Home City each are subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, HCFC and Home City may be subject to alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986.
In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income.
The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The
Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain
"small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. HCFC and Home City have both qualified as small corporations. Both corporations' average gross receipts were less than $7.5 million for the year ending December 31, 1999.

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

    The balance of the pre-1988 reserves is subject to the provisions of Section
593(e) as modified by the Small Business Jobs Protection Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).
Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home
City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1998 reserves would be reduced and Home City's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December
31, 1999, Home City's pre-1988 reserves for tax purposes totaled approximately
$1.1 million. Home City believes it had approximately $5.2 million of accumulated earnings and profits for tax purposes as of December 31, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.

     The tax returns of Home City have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Home City.



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

    Home City is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which for tax year 1999 is imposed at a rate of 1.4% of Home
City's book net worth determined in accordance with GAAP, less statutory deductions. This rate decreases in tax year 2000 and thereafter to 1.3%. As a "financial institution" Home City is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

Impact of Inflation and Changing Prices

    The financial statements and related data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

    Virtually all assets and liabilities of HCFC are monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation.


ITEM 2. Properties

    Home City's office is located at 63 West Main Street, Springfield, Ohio
45502. Such property is owned by Home City. HCFC operates out of Home City's office. HCFC reimburses Home City for the fair value of the space occupied.
Home City also leases administrative office space across the street.

    The following table sets forth certain information at December 31, 1998, regarding the ownership by Home City of the land, building, and improvements at 63 West Main Street, Springfield, Ohio, the office of Home City:

     Year                       Square                 Net
     acquired                   footage                book value (1)
     --------                   -------                --------------
     1975                       5,839                  $344,000

------------------------


(1) At December 31, 1999, Home City's properties and equipment had a total net book value of $1,015,000.
(2) For additional information regarding Home City's properties and equipment, see Notes A and E of Notes to Consolidated Financial Statements.


ITEM 3. Legal Proceedings

    On September 23, 1996, a civil suit was filed in the Common Pleas Court of Clark County, Ohio, against Home City, Douglas L. Ulery, President of Home
City, and two other individuals (the "Other Individuals") by a Springfield, Ohio, church (the "church"), which obtained a mortgage loan from Home City, and two members of the Church. Among other allegations in the lawsuit, the plaintiffs allege that the Other Individuals wrongfully represented to Mr.
Ulery that they were the newly elected officers of the Church; that Mr. Ulery allowed the Other Individuals access to confidential information about the Church; and that, as a result, Church membership and income decreased. The plaintiffs are seeking damages in an amount not less than $10,000. Home City and Mr. Ulery filed an Answer to the Complaint on October 24, 1996, denying the substantive allegations contained in the Complaint and raising a number of affirmative defenses. This matter is currently still pending.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

    Not Applicable.


                                  PART II


ITEM 5. Market for Common Equity and Related Stockholder Matters

    There were 843,390 common shares of HCFC outstanding on December 31, 1999, held of record by approximately 353 shareholders. Price information with respect to HCFC's common shares is quoted on The Nasdaq SmallCap Market
("Nasdaq") under the symbol "HCFC." The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below. HCFC declared a cash dividend of $0.10 per share on each of February 18, 1999, May
24, 1999, and August 23, 1999, as well as $0.105 per share on November 22,
1999. HCFC declared a cash dividend of $0.09 per share on each of February 23, 1998, May 27, 1998, and July 27, 1998, as well as $0.10 per share on October
26,1998. On April 22, 1998, the Board of Directors of HCFC declared a special cash distribution in the amount of $3.50 per share.



                 March 31, 1999     June 30, 1999     September 30,1999     December 31,1999
                 --------------     -------------     -----------------     ----------------
High             $17.500            $16.375           $14.000               $14.000
Low              $13.500            $14.000           $12.750               $12.000
Dividend
  declared       $0.10              $0.10             $0.10                 $0.105


                 March 31, 1998     June 30, 1998     September 30,1998     December 31,1998
                 --------------     -------------     -----------------     ----------------
High             $19.250            $23.000           $15.500               $15.000
Low              $18.250            $14.750           $11.000               $11.500

Dividend
  declared       $0.09              $0.09             $0.09                 $0.10
Capital
  distribution                      $3.50


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


ITEM 6. Management's Discussion and Analysis or Plan of Operation

General

    Home City converted from a mutual federal savings bank to a stock federal savings bank (the "Conversion") on December 30, 1996. In connection with the Conversion, 952,200 common shares of HCFC were sold, generating net proceeds of $8.3 million after Conversion expenses. Of this amount, $4.6 million was utilized to purchase 100% of the common stock of Home City, and the balance was utilized to purchase investments, loan funds to the Home City Financial
Corporation Employee Stock Ownership Plan (the "ESOP") and for other purposes.

    At the time of the Conversion, the fiscal year end for both HCFC and Home
City was June 30. In December 1997, the Board of Directors resolved that the fiscal year end of both corporations changed to December 31 from June 30.
The following discussion and analysis of the financial condition and results of operations of HCFC and Home City should be read in conjunction with and with reference to the consolidated financial statements, and the notes thereto, presented in the Annual Report.

    HCFC was incorporated for the purpose of owning all of the outstanding common shares of Home City following the Conversion. As a result, the discussion and analysis that follows pertains primarily to the financial condition of HCFC on a consolidated basis and to the results of operations of Home City.

    During 1999, HCFC received regulatory approval to repurchase up to 5% of its outstanding shares. During the year ended December 31, 1999, 16,000 common shares were repurchased at an average price of $13.25. During 1998, HCFC previously received regulatory approval to repurchase 5% of its outstanding shares. During the year ended December 31, 1998, 45,200 common shares were repurchased at an average price of $13.13.

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

    Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

  1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 1999.

  2. Comparison of Results of Operations for the Fiscal Years Ended
     December 31, 1999 and 1998 -"Provision for Loan Losses". Management's statements regarding the adequacy of the allowance for loan losses at December 31, 1999.

  3. Liquidity and Capital Resources. Management's belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

  4. New Legislation.  Management's expectation that the Gramm-Leach-Bliley
     Act will not have a material effect on the activities in which Home City and HCFC currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to the enactment of the Gramm-Leach-Bliley
     Act.


Financial Condition

    HCFC's consolidated total assets amounted to $108.0 million at December 31, 1999, an increase of $22.6 million, or 26.52%, over the $85.4 million in total assets at December 31, 1998. Such increase in assets was funded primarily by the $9.2 million net increase in deposits, $13.1 million net increase in advances from the Federal Home Loan Bank (the "FHLB"), and undistributed net earnings of $630,000.

    Cash and cash equivalents, time deposits and investment securities totaled
$6.6 million at December 31, 1999, an increase of $1.5 million, or 30.39%, from December 31, 1998. During the year ended December 31, 1999, $1.3 million of investment securities matured, which consisted primarily of United States
Government agency obligations totaling $1.0. million, and tax-free securities totaling $270,000. The proceeds were used primarily to fund the increased demand for loans and the repurchase of common shares.

    Mortgage-backed securities totaled $424,000 at December 31, 1999, a decrease of $135,000 from December 31, 1998. Due to the composition of the mortgage-backed securities portfolio coupled with the current loan demand, no additional purchases were made.

    Loans receivable totaled $97.3 million at December 31, 1999, an increase of $19.9 million, or 25.64%, from the $77.5 million total at December 31, 1998.
During the year ended December 31, 1999, loan disbursements amounted to $44.4 million. Such disbursements were partially offset by principal repayments of $23.8 million.

    Home City's allowance for loan losses totaled $491,000 at December 31, 1999, which represented 0.51% of total loans and 254.40% of non-performing loans. At December 31, 1998, the allowance for loan losses totaled $486,000, which represented 0.63% of total loans and 261.29% of non-performing loans.

    Non-performing loans were $193,000 and $186,000 at December 31, 1999 and
1998, respectively, and represented 0.18% and 0.22% of total assets at each date. The $7,000 net increase at December 31, 1999, was due to $193,000 in loans that became classified as non-performing, $34,000 in loans that became classified as performing, $117,000 that were paid off, $10,000 in principal charge-offs, and $25,000 in transfers to other real estate owned. All loans classified as non-performing at December 31, 1999, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold, or foreclosure action was being initiated. Although management believes that its allowance for loan losses at December 31, 1999, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods. Such additions could adversely affect HCFC's results of operations.

    Deposits totaled $69.7 million at December 31, 1999, an increase of $9.2 million, or 15.16%, from $60.5 million at December 31, 1998. The increase is consistent with the deposit growth trends (averaging over 10%) that Home City has been experiencing over the past several years. Home City has generally not engaged in sporadic increases or decreases in interest rates paid or offered the highest rates available in its deposit market. Advances from the FHLB increased from $11.6 million at December 31, 1998, to $26.5 million at December 31, 1999, an increase of 129.06%, as advances were used to fund loan originations. Short-term commercial lines of credit were utilized temporarily to fund the 1998 stock repurchase.

Comparison of Results of Operations for the Fiscal Years Ended December 31,
1999 and 1998

    General. Net income for the year ended December 31, 1999, was $976,000, an increase of $25,000, or 2.63%, over the $951,000 in net income recorded in 1998. The increase in net income resulted primarily from a $318,000 increase in net interest income, a $35,000 decrease in the provision for federal income taxes, a $27,000 decrease in provisions for loan losses, and a $25,000 increase in noninterest income, which was partially offset by a $380,000 increase in noninterest expense.

    Net Interest Income. Net interest income totaled $3.6 million for the year ended December 31, 1999, an increase of $318,000, or 9.57%, over the $3.3 million recorded in 1998. Interest income on loans increased by $1.1 million, or 16.80%, during 1999 due primarily to an increase in the average balance of the loans outstanding of $15.6 million, or 22.07%, being partially offset by a 40 basis point (100 basis points equals one percent) decrease in yield from 9.29% in 1998 to 8.89% in 1999. Interest income on mortgage-backed securities decreased by $7,000, or 19.44%, due primarily to a $124,000, or 20.00%, decrease in the average balance of mortgage-backed securities outstanding, which was slightly off-set by an increase in the weighted-average yield year-to-year, from 5.85% in fiscal 1998 to 5.91% in 1999.
Interest income on investment securities increased by $6,000, or 3.17%, for the year ended December 31, 1999, compared to fiscal 1998, as the average balance decreased by $15,000 year-to-year and the related yield increased by 15 basis points to 4.97% in 1999. Interest income on interest-bearing deposits and federal funds sold decreased by $7,000 and $3,000, respectively, for the year ended December 31, 1999, compared to 1998. The average balance of interest-bearing deposits decreased $82,000, or 15.27%. There were no investments in federal funds sold during 1999, compared to an average investment of $66,000 in 1998. The yield on interest-bearing deposits decreased 69 basis points to 3.97%.

    Interest expense on deposits increased by $274,000, or 9.29%, during 1999, due primarily to an increase in the average balance of deposits outstanding of $7.2 million, or 13.09%, coupled with a decrease in the weighted-average rate from 5.38% in 1998 to 5.19% in 1999. Interest expense on FHLB advances and short-term borrowings increased by $498,000, or 92.57%, primarily due to an increase in the average balance outstanding of $9.8 million, or 108.83%, coupled with a decrease in weighted-average rate from 5.95% in 1998 to 5.49% in 1999.

   As a result of the foregoing changes in interest income and interest expense, interest rate spread decreased by 11 basis points, to 3.42% for 1999, as compared to 3.53% for 1998, while the net interest margin decreased by 39 basis points to 4.00% for the year ended December 31, 1999.

   Provision for Loan Losses. Home City maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles
("GAAP"). The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of Home City's loan portfolio, the economy, changes in real estate values and interest rates and regulatory requirements regarding asset classifications.
As a result of its analysis, management concluded that the allowance was adequate as of December 31, 1999. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

    Home City had net charge-offs of $29,000 and $27,000 during the years ended December 31, 1999 and 1998, respectively. Home City's charge-off history is a product of a variety of factors, including Home City's underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate made up 73% of Home City's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate made up 51% of total loans at December 31,1999. Such loans typically present less risk to a lender than loans not secured by real estate. Substantially all of Home City's loans are secured by properties in its primary market area.


    The provision for loan losses was $34,000 and $61,000 for the years ended
December 31, 1999 and 1998, respectively. The ratio of non-performing loans to total loans decreased to 0.20% in 1999 from 0.24% in 1998. At December 31, 1999 and 1998, Home City had a ratio of allowance for loan losses to total loans of 0.51% and 0.63%, respectively, and ratios of allowance for loan losses to non-performing loans of 254.40% and 261.29%. Due to such ratios of non-performing loans to total loans, historical charge-offs, delinquency history, and the addition of commercial and consumer installment lending, the provisions of $34,000 and $61,000 made in 1999 and 1998 were deemed appropriate by management to absorb reasonably foreseeable loan losses.

    Noninterest Income. Noninterest income totaled $123,000 for the year ended December 31, 1999, an increase of $25,000, or 25.51%, from the $98,000 recorded in 1998. The increase resulted primarily from increases of $8,000 in income from life insurance policies, $6,000 in service charges on deposit accounts, a $2,000 decrease in net gains recognized on the sale of securities, and an increase of $13,000 in other miscellaneous fee income.

    Noninterest Expense. Noninterest expense increased by $380,000, or 19.38%, to a total of $2.3 million for the year ended December 31, 1999, as compared to 1998. Salaries and employee benefit expenses increased $121,000, or 11.51%, primarily as a result of additional staffing and the employee benefit programs, Occupancy and equipment expense increased $56,000, or 40.29%, data processing expense increased $43,000, or 43.88%, and other operating expenses increased $160,000, or 23.77%. The increase in salaries and employee benefits resulted primarily from costs associated with staff additions, the Home City
Financial Corporation Employee Stock Ownership Plan, the Home City Financial
Corporation Recognition and Retention Plan, and normal merit increases for existing employees. The increase in the remaining items of noninterest expense was due primarily to additional taxes, data processing and other expenses related to growth of Home City and the reporting requirements of a public company.

    Federal Income Taxes.  The provision for federal income taxes totaled
$412,000 for the year ended December 31, 1999, a decrease of $35,000, or 7.83%, from the $447,000 provision recorded in fiscal 1998. HCFC's effective tax rate decreased to 29.68% in 1999 from 31.97% in 1998 which was primarily the result of tax-exempt income from investments and deferred loan costs.

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
                                                                 Year ended December 31,
                                       ---------------------------------------------------------------

                                                      1999                              1998
                                      Average         Interest             Average      Interest
                                      outstanding     earned/     Yield/   outstanding  earned/     Yield/
                                      balance         paid        rate     balance      paid        rate
                                      -------         ----        ----     -------      ----        ----
                                                                  (Dollars in thousands)
Interest-earning assets:
  Interest-bearing demand deposits       $    455       $    18      3.97%     $   537      $   25      4.66%
  Federal funds sold                            0             0      0.00           66           3      5.22
  Time deposits                                24             0      1.25           23           0      1.25
  Investment securities (1)                 3,911           195      4.97        3,926         189      4.82
  Mortgage-backed  securities                 496            29      5.91          620          36      5.85
  Loans receivable (2)                     86,092         7,656      8.89       70,525       6,555      9.29
                                          -------        ------      ----      -------      ------
    Total interest-earning assets (3)      90,978         7,898      8.68       75,697       6,808      8.99

Noninterest-earning assets:
  Less: Allowance for loan losses            (494)                                (460)
  Other non-earning assets                  4,642                                3,885
                                          -------                              -------
    Total assets                          $95,126                              $79,122

Interest-bearing liabilities:
  NOW accounts                              1,176            32      2.71%         704           15     2.08%
  Money market accounts                       427            13      3.11          291            9     3.08
  Passbook accounts                        11,708           391      3.34        9,223          256     2.78
  Certificates of deposit                  48,713         2,786      5.72       44,628        2,668     5.98
                                          -------        ------                -------      -------
    Total deposits                         62,024         3,222      5.19       54,846        2,948     5.38

    Notes payable                             379            25      6.59          723           51     7.02
    FHLB advances & other borrowings       18,497         1,011      5.46        8,316          487     5.85
                                          -------        ------                -------      -------
Total interest-bearing liabilities         80,900         4,258      5.26%      63,885        3,486     5.46%

Noninterest-bearing liabilities             3,195                                3,181
                                          -------                              -------

    Total liabilities                      84,095                               67,066

Total shareholders' equity                 11,031                               12,056
                                          -------                              -------

    Total liabilities and
      shareholders' equity                $95,126                              $79,122
                                          =======                              =======

Net interest income; net interest rate spread            $3,640      3.42%                    $3,322     3.53%
                                                         ======      =====                    ======     =====

Net interest margin (4)                                              4.00%                               4.39%
                                                                     =====                               =====

Average interest-earning assets to interest-bearing liabilities     112.46%                            118.49%
                                                                    ======                             =======

(1) Includes $33,000 and $40,000 of nontaxable municipal income recorded in 1999 and 1998, respectively. The tax-equivalent yield on investments is 6.53% and 6.22% for 1999 and 1998, respectively.
(2) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
(3) Tax-equivalent yield on interest-earning assets is 8.70% and 9.01% for 1999 and 1998, respectively.
(4)  Net interest income as a percent of average interest-earning assets.

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

                                                                Year ended December 31,
                                                                -----------------------
                                                   1999 vs. 1998                    1998 vs. 1997
                                             --------------------------        -----------------------
                                                   Increase                        Increase
                                                  (decrease)                      (decrease)
                                                   due to                          due to
                                              ------------------               ----------------
                                              Volume      Rate      Total      Volume     Rate    Total
                                              ------      ----      -----      ------     ----    -----
                                                                  (Dollars in thousands)
Interest income attributable to:
  Interest-bearing demand deposits             $    (4)    $    (3)  $    (7)   $    (14) $  (1)  $    (15)
  Federal funds sold                                (3)          0        (3)        (22)     0        (22)
  Time deposits                                      0           0         0         (68)     (1)      (69)
  Investment securities                             (1)          7         6        (158)    (27)     (185)
  Mortgage-backed and related securities            (7)          0        (7)        (19)     (5)      (24)
  Loans receivable                               1,447        (346)    1,101       1,300     (39)    1,261
                                               -------     -------   -------    --------  -------  -------
    Total interest income                        1,432        (342)    1,090       1,019     (73)      946

Interest expenses attributable to:
  NOW accounts                                      10           7        17           6       3         9
  Money market accounts                              4           0         4          (1)     (1)       (2)
  Passbook savings accounts                         69          66       135          33      38        71
  Certificates of deposit                          244        (126)      118         213     (85)      128
  Notes payable                                    (24)         (2)      (26)         51       0        51
  Borrowed funds                                   596         (72)      524         260     (47)      213
                                                ------      ------    ------    --------  -------  -------
    Total interest expense                         899        (127)      772         562     (92)      470
                                                ------      ------    ------    --------  -------  -------
  Increase (decrease) in net interest income    $  533      $ (215)   $  318    $    457  $   19   $   476
                                                ======      =======   ======    ========  =======  =======


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

    Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from a theoretical 200 basis point (100 basis points equals 1.00%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the economic value of the institution's assets with either an increase or decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution?s risk-based capital. See "Liquidity and Capital Resources."

    At December 31, 1999, 2% of the economic value of Home City's assets was approximately $2.2 million. Because the interest rate risk of a 200 basis point increase in market rates was a $2.4 million decrease in NPV at December 31, 1999, Home City would have been required to deduct $102,000 from its capital in determining whether Home City met its risk-based capital requirement.

    Presented below, as of December 31, 1999, is an analysis of Home City's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City's strong capital position.

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


                                                   At December 31, 1999
                                               ----------------------------
Change in interest rate     Board limit          $ change        % change
  (basis points)             % change              NPV           in NPV
-----------------------     -----------          ---------       -------
                                        (Dollars in thousands)

     +300                       (45)%           $ (3,762)          (26)%
     +200                       (25)              (2,363)          (16)
     +100                       (10)              (1,068)           (7)
        0                         0                    0             0
     -100                       (10)                 697             5
     -200                       (25)               1,431            10
     -300                       (45)               2,264            15


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

    If interest rates continue to rise from the recent levels, Home City's net interest income will be negatively affected. Moreover, rising interest rates may negatively affect Home City's earnings due to diminished loan demand. In order to maintain Home City's net interest margin, management is continually developing and modifying their strategies to stimulate the demand for quality loans and tailoring the types of products available that can be adjusted to match the current market conditions. Additional alternative sources of funding are being explored in anticipation of possible interest rate fluctuations.

Liquidity and Capital Resources

    Home City's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years presented:



                                                       Year ended December 31,
                                                       1999              1998
                                                       ----              ----
                                                        (Dollars in thousands)
Net income                                              $   976            $   951
Adjustments to reconcile net income to net cash
from operating activities                                   831                299
                                                        -------            -------
Net cash provided by operating activities                 1,807              1,250
Net cash provided by (used in) investing activities     (21,984)           (12,871)
Net cash provided by (used in) financing activities      21,750             12,013
                                                        -------            -------
Net change in cash and cash equivalents                   1,573                392
Cash and cash equivalents at beginning of year            1,910              1,518
                                                        -------            -------
Cash and cash equivalents at end of year                $ 3,483            $ 1,910
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

    OTS regulations presently require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of Home City's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 1999, Home City?s regulatory liquidity ratio was 7.13%. At such date, Home City had commitments to originate loans totaling $11.2 million and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially. See Note P of the Notes to Consolidated Financial Statements.

    Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "REGULATION - Regulatory Capital Requirements." Home City exceeded all of its capital requirements at December 31, 1999 and 1998.

    Savings associations are required to maintain "tangible capital" of not less than 1.5% of the association?s adjusted total assets. Tangible capital is defined in OTS regulations as core capital less intangible assets.

    "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of the association's total assets. The OTS has proposed to increase such requirement from 4% to 5%, except for those associations with the highest examination rating and acceptable levels of risk.

    OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $491,000 at December 31, 1999.

    The following table summarizes Home City's regulatory capital requirements and actual capital (see Note P of the Notes to Consolidated Financial Statements for a reconciliation of capital under GAAP and regulatory capital amounts) at December 31, 1999:

                                                                                     Excess of actual
                                                                                  Capital over current
                               Actual capital           Current requirement           requirement             Applicable
                             -------------------        --------------------      ---------------------
                             Amount       Percent       Amount       Percent       Amount       Percent       asset total
                             ------       -------       ------       -------       ------       -------       -----------
                                                                  (Dollars in thousands)

Tangible capital             $10,523      9.73%         $1,630       1.50%        $8,893        8.23%         $108,696
Core capital                  10,523      9.73           4,348       4.00          6,175        5.73           108,696
Risk-based capital            11,014     14.85           5,932       8.00          5,082        6.85            74,152


     On February 8, 2000, Home City committed to capital expenditures of $2.8 million for the construction of a new main office and operations center.

New Legislation

    On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws which had generally prevented banks from affiliating with securities and insurance firms and makes other significant changes in the financial services in which various types of financial institutions may engage.

     Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including HCFC. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking.

     The GLB Act authorizes a new "financial holding company," which can own banks and thrifts and which are also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

     The GLB Act is not expected to have a material effect on the activities in which Home City and HCFC currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

Impact of Inflation and Changing Prices

    The financial statements and related data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

    Virtually all assets and liabilities of HCFC are monetary in nature.
As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation.

Effect of Year 2000

     Home City did not experience any problems as the year changed from 1999 to 2000. Management had placed significant emphasis on ensuring that its operating systems were Year 2000 ("Y2K") compliant.

     In mid-1997, the Board of Directors had appointed a Year 2000 Committee to address the operating systems that were at risk and to develop an Action Plan Year 2000. As operating risks were identified, Home City repaired, replaced or upgraded the related equipment and systems. Home City was primarily reliant on third-party vendors for its computer output and processing, so considerable effort was placed on assessing their Y2K readiness. A business resumption contingency plan was developed inclusive of cash management aspects to minimize or avoid any possible customer inconvenience.

     Home City had projected costs of $79,000 for Y2K preparedness. Some of the major factors included were the use of external consultants, purchases of hardware and software, the purchase, printing and delivery of customer awareness materials and the borrowing and lost opportunity costs associated with the build-up of a sufficient source of cash to meet customer needs. Actual expenses amounted to approximately $83,000, the bulk of which is reflected in this year's Consolidated Financial Statements.

        HOME CITY FINANCIAL CORPORATION - CONSOLIDATED BALANCE SHEETS
=============================================================================


                                                            (Dollars in thousands)
                                                                  December 31,
                                                                  ------------
                                                            1999             1998
                                                            ----             ----
ASSETS
Cash and cash equivalents
  Cash and due from banks                                  $  3,201          $ 1,147
  Interest-bearing demand deposits in other banks               282              763
                                                           --------          -------
    Total cash and cash equivalents                           3,483            1,910

Time deposits with original maturities of 90 days or more        24               24
Investment securities available-for-sale, at fair value       3,045            3,091
Mortgage-backed securities available-for-sale, at fair value    424              559
Loans, net                                                   96,844           76,986
Stock in Federal Home Loan Bank                               1,372              601
Accrued interest receivable                                     520              440
Properties and equipment                                      1,015              584
Cash surrender value of life insurance                        1,181            1,129
Deferred income taxes                                            18                0
Other assets                                                     63               31
                                                           --------          -------
    TOTAL ASSETS                                           $107,989          $85,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                   $ 69,671          $60,499
Federal Home Loan Bank advances                              26,505           11,571
Notes payable                                                     0            1,800
Accrued interest payable                                        177              115
Advance payments by borrowers for taxes and insurance           119               74
Deferred income taxes                                             0              112
Other liabilities                                               301              314
                                                           --------          -------

    TOTAL LIABILITIES                                        96,773           74,485

Shareholders' equity
Preferred shares, no par value; 1,000,000 shares
  authorized; none issued                                         0                0
Common shares, no par value; 5,000,000 shares
  authorized; 952,200 shares issued                               0                0
Additional paid-in capital                                    6,033            6,013
Retained earnings, substantially restricted                   7,288            6,658
Treasury shares, at cost                                     (1,516)          (1,304)
Accumulated other comprehensive income                          309              517
Common shares purchased by:
  Employee Stock Ownership Plan                                (533)            (609)
  Recognition and Retention Plan                               (365)            (405)
                                                           --------          -------
    TOTAL SHAREHOLDERS' EQUITY                               11,216           10,870
                                                           --------          -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $107,989          $85,355
                                                           ========          =======

-------------------------------
See accompanying notes.

       HOME CITY FINANCIAL CORPORATION - CONSOLIDATED STATEMENTS OF INCOME
       ===================================================================


                                                             (Dollars in thousands)
                                                              Year ended December 31,
                                                              -----------------------
                                                              1999               1998
                                                              ----               ----
INTEREST INCOME
Loans                                                      $  7,656             $  6,555
Mortgage-backed securities                                       29                   36
Investment securities                                           195                  189
Interest-bearing demand deposits                                 18                   28
                                                            -------             --------
    TOTAL INTEREST INCOME                                     7,898                6,808

INTEREST EXPENSE
Deposits                                                      3,222                2,948
Borrowed funds                                                1,036                  538
                                                            -------             --------
    TOTAL INTEREST EXPENSE                                    4,258                3,486

    NET INTEREST INCOME                                       3,640                3,322
Provision for loan losses                                        34                   61
                                                            -------             --------
    NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                           3,606                3,261

NONINTEREST INCOME
Service charges on deposits                                      16                   10
Life insurance                                                   75                   67
Gain on sale of securities, net                                   0                    2
Other income                                                     32                   19
                                                            -------             --------

    TOTAL NONINTEREST INCOME                                    123                   98

NONINTEREST EXPENSES
Salaries and employee benefits                                1,172                1,051
Supplies, telephone and postage                                  76                   51
Occupancy and equipment                                         195                  139
FDIC deposit insurance                                           36                   34
Data processing                                                 141                   98
Legal, accounting and examination                               255                  219
Franchise taxes                                                 165                  181
Other expenses                                                  301                  188
                                                            -------             --------
    TOTAL NONINTEREST EXPENSES                                2,341                1,961
                                                            -------             --------

    NET INCOME BEFORE FEDERAL INCOME
    TAX EXPENSE                                               1,388                1,398

Federal income tax expense                                      412                  447
                                                            -------             --------
    NET INCOME                                              $   976              $   951
                                                            =======             ========

Earnings per common share - basic                             $1.25                $1.17
Earnings per common share - diluted                           $1.12                $1.04

-----------------------------
See accompanying notes.

   HOME CITY FINANCIAL CORPORATION-CONSOLIDATED STATEMENTS OF CHANGES IN
                            SHAREHOLDERS' EQUITY
   ======================================================================


                                                                                                    (Dollars in thousands)
                          --------------------------------------                   ------------------------------------------------
                                                                                            Accumu-
                                                                                            lated
                                         Common     Common                                  other    Common    Common
                                         shares     shares    Additional                    compre-  shares    shares     Compre-
                      Common   Treasury  purchased  purchased paid-in   Retained  Treasury  hensive  purchased  purchased hensive
                      shares   shares    by ESOP    by RRP    capital   earnings  shares    income   by ESOP    by RRP    income
                      ------   ------    -------    ------    -------   --------  ------    ------   -------    ------    ------
December 31, 1997     952,200  (47,610)  (68,558)   (6,800)   $9,150    $6,037     $(711)     $ 332   $(686)   $(118)

Net income                                                                 951                                             $  951
Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income tax of $97                                                                    185                           185
                                                                                                                            -----
Comprehensive income                                                                                                       $1,136
                                                                                                                           ======
Purchase of treasury shares    (45,200)                                             (593)
Purchase of common shares
  by Recognition and
  Retention Plan                                   (17,002)                                                     (370)
Shares allocated under
  Employee Stock
  Ownership Plan                           7,618                  36                                     77
Shares earned under
  Recognition and
  Retention Plan                                     4,761        (7)                                             83
Distribution of capital
  ($3.50 per share)                                           (3,166)
Dividends declared
  ($.37 per share)                                                        (330)
                      -------  -------    -------   -------   ------   -------   -------      -----   -----    ------
December 31, 1998     952,200  (92,810)  (60,940)  (19,041)   $6,013    $6,658   $(1,304)     $ 517   $(609)   $(405)

Net income                                                                 976                                               $976
Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income
  tax of $108                                                                                  (208)                         (208)
                                                                                                                             ----
Comprehensive income                                                                                                        $ 768
                                                                                                                             ====
Purchase of treasury shares    (16,000)                                             (212)
Purchase of common shares
  by Recognition and
  Retention Plan                                    (2,500)                                                      (43)
Shares allocated under
  Employee Stock
  Ownership Plan                           7,618                  26                                     76
Shares earned under
  Recognition and
  Retention Plan                                     4,761        (6)                                             83
Dividends declared
  ($.405 per share)                                                       (346)
                      ------- ---------  -------   -------    ------    ------   -------    -------   ------   -------
December 31, 1999     952,200 (108,810)  (53,322)  (16,780)   $6,033    $7,288   $(1,516)   $   309   $(533)   $(365)
                      ======= =========  ========  ========   ======    ======   =======    =======   ======   =======

______________________________
See accompanying notes.

    HOME CITY FINANCIAL CORPORATION - CONSOLIDATED STATEMENTS OF CASH FLOWS
    =======================================================================

                                                            (Dollars in thousands)
                                                             Year ended December 31,
                                                             -----------------------
                                                             1999                1998
                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $   976             $   951
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Premium amortization, net of discount accretion               (4)                  2
    Provision for loan losses                                     34                  61
    (Gain) loss on sale of securities                              0                  (2)
    Depreciation                                                  70                  50
    Deferred income taxes                                        (42)                 (9)
    Life insurance income, net of expenses                       (52)                (44)
    Employee Stock Ownership Plan compensation expense           101                 113
    Recognition and Retention Plan compensation expense           77                  76
    FHLB stock dividends                                         (66)                (34)
    Proceeds from sales of loans                                 750                   0
    Net change in:
      Accrued interest receivable                                (80)                (31)
      Accrued interest payable                                    62                  36
      Other assets                                                (6)                  9
      Other liabilities                                          (13)                 72
                                                              ------              ------
  Net cash provided by operating activities                    1,807               1,250

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in time deposits                                      0                   1
Purchases of securities available-for-sale                    (1,777)             (1,070)
Proceeds from sales of securities available-for-sale             236                 617
Proceeds from maturities of securities available-for-sale      1,276               2,220
Collections on mortgage-backed securities available-for-sale     128                 143
Net increase in loans                                        (20,642)            (14,512)
Purchases of properties and equipment                           (501)               (141)
Purchase of FHLB stock                                          (704)               (129)
                                                             -------             -------
    Net cash used in investing activities                    (21,984)            (12,871)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                       9,172               8,810
Net decrease in short-term FHLB advances                        (713)               (473)
Proceeds from new long-term FHLB advances                     16,065               6,875
Payments on long-term FHLB advances                             (418)               (543)
Net increase in advance payments by borrowers for taxes
  and insurance                                                   45                   3
Proceeds from notes payable                                        0               1,800
Payments on notes payable                                     (1,800)                  0
Distribution of capital                                            0              (3,166)
Purchase of common shares for Recognition And Retention Plan     (43)               (370)
Purchase of treasury shares                                     (212)               (593)
Cash dividends paid                                             (346)               (330)
                                                              -------             -------
Net cash provided by financing activities                     21,750              12,013
                                                              -------             -------

Net increase in cash and cash equivalents                      1,573                 392

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 1,910               1,518
                                                              ------              -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 3,483             $ 1,910
                                                             =======              =======

------------------------------------
See accompanying notes.

HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Home City Financial Corporation (the "corporation") is a unitary savings and loan holding company which was organized in August of 1996. The principal assets of the corporation are the capital stock of Home City Federal Savings Bank of Springfield (the "bank"), and a loan made to the Home City Financial Corporation Employee Stock Ownership Plan (the "ESOP") for the purchase of common shares of the corporation. The bank provides a variety of financial services to individuals and corporate customers, through its office in Springfield, Ohio, which is primarily a small industrial area. The bank's primary deposit products are savings accounts and certificates of deposit.
Its primary lending products are single-family residential loans, commercial loans and consumer loans. The bank owns 100% of its subsidiary, Homciti Service Corp., which invests in stock of the bank's data service provider, and a local joint venture, in both of which it has minority interests.

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

Consolidated Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the corporation considers cash and due from banks, interest-bearing demand deposits in other banks and federal funds sold to be cash equivalents. The following are supplemental disclosures for the consolidated statements of cash flows for the years ended December 31, 1999 and 1998:

                                             (Dollars in thousands)

                                               1999            1998
                                               ----            ----

Cash paid during the year for interest         $4,196          $3,450
Cash paid during the year for income taxes        517             459


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

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of individual securities to their value. The related write-downs are included in earnings as realized losses.

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

Stock Options
The corporation has elected to continue accounting for employee stock compensation plans under APB Opinion 25 and related interpretations. However, the Corporation discloses in the Notes to Consolidated Financial Statements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and the equity instruments based on the fair value of those instruments.

Derivative Financial Instruments
The corporation has no derivative financial instruments.

Income Taxes
The corporation, bank and service corporation each filed separate tax returns during 1998, but will file on a consolidated basis for the calendar year ended December 31, 1999. The effects of current or deferred taxes are recognized as a current and deferred tax liability or asset based on current tax laws. Accordingly, income tax expense in the consolidated statements of income includes charges or credits to properly reflect the current and deferred tax asset or liability.

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

Reclassifications
Certain amounts have been reclassified to conform with the 1999 presentation.

NOTE B - BUSINESS CONVERSION

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



NOTE C - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost of securities available-for-sale and their approximate fair values are as follows:


                                                      (Dollars in thousands)

                                  At December 31, 1999                    At December 31, 1998


                                          Gross          Gross                              Gross          Gross
                            Amortized     unrealized     unrealized     Fair     Amortized  unrealized     unrealized     Fair
                            cost          gains          losses         value    cost       gains          losses         value
                            ----          -----          ------         -----    ----       -----          ------         -----
Investment securities

Federal
  agencies                 $1,890         $  0           $(25)          $1,865   $1,500      $     2       $(1)           $1,501

State &
  municipal
  securities                  642            4            (17)             629      764           15         0               779

Equity
  securities                   39          512              0              551       45          766         0               811
                           ------         ----           -----          ------   ------         ---        ---            ------

Total                       2,571          516            (42)           3,045     2,309         783        (1)            3,091

Mortgage-backed securities

GNMA's                        429            0             (5)             424       558           1         0               559
                           ------         ----           -----          -------  -------         ---       ---            ------

Total                      $3,000         $516           $(47)          $3,469    $2,867        $784        $(1)          $3,650
                           ======         ====           =====          ======    ======        ====       ====           ======

The amortized cost and estimated fair value of investment and mortgage-backed securities available-for-sale at December 31, 1999, by contractual maturity, are as follows:

                                                  (Dollars in thousands)
                                             Investment            Mortgage-backed
                                             securities             securities
                                        ------------------       ------------------
                                        Amortized     Fair       Amortized     Fair
Amounts maturing in :                   cost          value      cost          value
                                        ----          -----      ----          -----
One year or less                        $    55     $    55      $    0        $    0
After one year through five years         2,286       2,263           0             0
After five years through ten years          191         176         429           424
Equity securities                            39         551           0             0
                                         ------      ------       -----        ------
Total                                   $ 2,571     $ 3,045      $  429        $  424


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Investment securities with a carrying value of approximately $500,000 and $500,000 were pledged at December 31, 1999 and 1998, respectively, to secure certain deposits.

During 1999, the corporation sold securities available-for-sale for total proceeds of approximately $236,000 resulting in no gross realized gains or losses. During 1998, the corporation sold securities available-for-sale for total proceeds of approximately $617,000, resulting in gross realized gains of approximately $2,000 and no gross realized losses.

NOTE D - LOANS

Loans at December 31, 1999 and 1998, are summarized as follows:

                                                      (Dollars in thousands)

                                                         1999             1998
                                                         ----             ----
Loans secured by real estate:
One-to four-family residential properties            $ 50,771         $ 42,485
Multifamily (five or more) residential properties       2,249            2,463
Nonresidential properties                               9,714            9,894
Land                                                    1,392            1,721
Construction                                            5,580            4,561
Consumer                                                6,490            5,226
Commercial:
Secured by real estate                                 11,750            5,418
Other                                                   9,389            5,704
                                                     --------         --------

Total                                                  97,335           77,472
Allowance for loan losses                                (491)            (486)
                                                     --------         --------
Net loans                                            $ 96,844         $ 76,986
                                                     ========         ========


An analysis of the allowance for loan losses is as follows:

                                                        (Dollars in thousands)

                                                         1999             1998
                                                         ----             ----

Balance, beginning of year                           $    486         $    452

Provision for loan losses                                  34               61
Loans charged off                                         (31)             (40)
Recoveries                                                  2               13
                                                     --------         --------
Balance, end of year                                 $    491         $    486
                                                     ========         ========

At December 31, 1999 and 1998, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $0 and $54,000, respectively. The average recorded investment in impaired loans amounted to approximately $16,000 and $68,000 for the years ended December 31, 1999 and 1998, respectively. The allowance for loan losses related to impaired loans amounted to approximately $0 and $54,000 at December 31, 1999 and 1998, respectively. Interest income on impaired loans of $0 and $16,000 was recognized for cash payments received for the years ended December 31, 1999 and 1998.

In addition, at December 31, 1999 and 1998, the bank had other nonaccrual loans of approximately $287,000 and $164,000, respectively, for which impairment had not been recognized.

The bank has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

At December 31, 1999 and 1998, the bank serviced loans for others with principal balances of $1,694,000 and $2,132,000, respectively.

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

                                             (Dollars in thousands)

Balance, December 31, 1998                    $     966

New loans                                           203
Payments                                           (108)
                                               --------
Balance, December 31, 1999                    $   1,061
                                              =========



NOTE E - PROPERTIES AND EQUIPMENT

A summary of properties and equipment at December 31, 1999 and 1998 follows:

                                              (Dollars in thousands)

                                              1999                1998
                                              ----                ----

Land                                          $     114           $    118
Buildings and improvements                          442                437
Equipment                                           543                464
Construction in process                             421                  0
                                              ---------           --------
                                                  1,520              1,019
Accumulated depreciation                           (505)              (435)
                                              ---------           --------
Total                                         $   1,015           $    584
                                              =========           ========



NOTE F  - CASH SURRENDER VALUE OF LIFE INSURANCE

In September 1995, the bank purchased life insurance policies on each of its outside directors. The bank is the beneficiary of such policies. At December 31, 1999 and 1998, there were no notes payable to the insurance company.

NOTE G - DEPOSITS

Deposit account balances at December 31, 1999 and 1998, are summarized as follows:

                                                (Dollars in thousands)
                                         1999                          1998
                                         ----                          ----
                                   Amount     Percent             Amount     Percent
                                   ------     -------             ------     -------
Noninterest-bearing accounts       $  1,912     2.7%             $ 1,605      2.7%
NOW and money market accounts         1,480     2.1                1,439      2.4
Savings accounts                     12,241    17.6               11,084     18.3
Certificates of deposit              54,038    77.6               46,371     76.6
                                   --------   -----               ------    ------
Totals                             $ 69,671   100.0%             $60,499    100.0%
                                   ========   =====              =======    ======

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $12,682,000 and $8,999,000 at December 31, 1999 and 1998, respectively. Deposits in excess of $100,000 are not insured by the FDIC.

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

                                             (Dollars in thousands)


                         2000                     $37,174
                         2001                       7,678
                         2002                       8,383
                         2003                         498
                         2004 and thereafter          305
                                                  -------
                         Total                    $54,038
                                                  =======


The bank held related party deposits of approximately $740,000 and $553,000 at December 31, 1999 and 1998, respectively.

NOTE H - FEDERAL HOME LOAN BANK ("FHLB") ADVANCES

Federal Home Loan Bank advances are comprised of the following at December 31:

                                                                (Dollars in thousands)
                                                          Current
                                                          interest           Balance
                                                                      ------------------
                                                          rate         1999          1998
                                                          ----         ----          -----

Variable-rate advances, with monthly interest payments:
      Advance due in 1999                                                $     0    $ 1,526
      Advance due in 2003                                 4.64%            1,500      1,500
      Advance due in 2007                                 6.47             1,600          0
      Advance due in 2008                                 5.28             5,000      5,000
      Advance due in 2009                                 5.61            12,500          0


Fixed-rate advances, with monthly principal
and interest payments:
     Advance due in 2000                                  5.98             1,047        234
     Advance due in 2001                                  6.30               131        197
     Advance due in 2002                                  5.95               728          0
     Advance due in 2003                                  6.36               745        233
     Advance due in 2004                                  8.35               300        360
     Advance due in 2005                                  8.30               581        673
     Advance due in 2006                                  6.35             1,809      1,261
     Advance due in 2010                                  3.30               564        587
                                                                         _______    _______
Total Federal Home Loan Bank advances                     5.70%          $26,505    $11,571
                                                                         =======    =======

FHLB advances are collateralized by all shares of FHLB stock owned by the bank (totaling $1,372,000) and by a portion of the bank's mortgage loan portfolio (totaling approximately $40,865,000). As of December 31, 1999, the bank had approximately an additional $8,635,000 of qualified mortgage loans that could be used to collateralize additional borrowings. Based upon the bank's eligible mortgage collateral, total FHLB advances are limited to approximately $33,017,000.

The aggregate minimum future annual principal payments on FHLB advances are $1,950,000 in 2000, $897,000 in 2001, $862,000 in 2002, $2,090,000 in 2003,
and $20,706,000 after 2003.

NOTE I - NOTES PAYABLE

Notes payable are comprised of the following at December 31:

                                                     (Dollars in thousands)

                                                              Balance
                                                      -----------------------
                                                      1999                1998
                                                      ----                ----

Note due February 26, 1999                          $     0           $ 1,500
Note due June 26, 1999                                    0               300
                                                     -------          -------
Total notes payable                                  $     0          $ 1,800
                                                     =======          =======

At December 31, 1998, the corporation had indebtedness to a bank for $1,800,000. The notes had floating interest rates tied to prime. The notes were unsecured. These notes were paid off in 1999.



NOTE J - FEDERAL INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              (Dollars in thousands)

                                      1999             1998              1997
                                      ----             ----              ----

Federal income tax expense
Current tax expense                  $ 454             $ 456             $ 421
Deferred tax expense                   (42)               (9)              (69)
                                     -----             -----             -----
Total                                $ 412             $ 447             $ 352
                                     =====             =====             =====

A reconciliation of the federal statutory tax rate to the corporation's effective tax rate for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                       1999              1998             1997
                                       ----              ----             ----

Federal income tax statutory rate      34.0%             34.0%           34.0%

Tax-exempt income, less disallowed
 interest  expense                     (2.5)             (1.9)           (3.2)
Other, net                             (1.8)             (0.1)           (2.4)
                                       -----             -----            -----
Actual effective income tax rate       29.7%             32.0%           28.4%
                                       =====             =====           =====

The tax effect of temporary differences which comprise the significant portions of the corporation's deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are as follows:

                                                          1999           1998
                                                          ----           ----
Deferred tax assets
Nonaccrual loan interest                                  $   2        $   5
Allowance for loan losses                                   149          130
Employee benefits                                            86           85
Other                                                        38            0
                                                          -----        -----
                                                            275          220
                                                          -----        -----


Deferred tax liabilities
Accumulated depreciation                                    (39)         (32)
Net deferred loan costs                                     (59)         (28)
Net unrealized gain on securities available-for-sale       (159)        (267)
Other                                                         0           (5)
                                                          -----        -----
                                                           (257)        (332)
                                                          -----        -----

Total net deferred tax assets (liabilities)               $  18        $(112)
                                                          =====        =====

Included in retained earnings at December 31, 1999 and 1998, is approximately $1,084,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes before 1988. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $368,000.


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

NOTE L - EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with SFAS No. 128, Earnings per share, which was adopted by the corporation as of December 31, 1997. EPS for periods prior to 1997 are not presented because the bank did not complete its Reorganization until December 30, 1996. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares held by the corporation's ESOP that are committed for release, shares awarded but not released under the corporation's RRP, and stock options granted under the Stock Option Plan. Following is a summary of the effect of diluted securities in weighted-average number of shares (denominator) for the basic and diluted EPS calculations. There are no adjustments to net income.

                                                           1999         1998
                                                           ----         ----

Weighted-average common shares outstanding - basic       776,547      812,070

Effect of dilutive securities on number of shares

RRP shares                                                20,208       17,027
ESOP shares                                               60,940       68,558
Stock options                                             17,497       19,869
                                                         -------      -------
Total dilutive securities                                 98,645      105,454
                                                         -------      -------

Weighted- average common shares outstanding - diluted    875,192      917,524
                                                         =======      =======



NOTE M - EMPLOYEE BENEFITS

401(k) Profit Sharing Plan
In 1994, the bank initiated a 401(k) Profit Sharing Plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Participants may make salary savings contributions up to 15% of their compensation, 50% of which will be matched by the bank, up to 6% of each employee's salary. 401(k) profit sharing expense for the years ended December 31, 1999 and 1998, was $15,000 and $10,000, respectively.

Pension Plan
In connection with the Financial Institutions' Retirement Fund, the bank participates with other companies in the financial institution industry in a defined benefit plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Pension expense for the years ended December 31, 1999 and 1998, was $53,000 and $28,000, respectively.

Incentive Compensation Plan
The bank has an incentive compensation plan that covers all employees who are normally scheduled to work 1,040 hours or more per year. The bank's contributions pursuant to the plan are based on a formula contained in the plan which incorporates factors relating to the bank's performance and are contingent upon the bank's attainment of certain levels of earnings, as defined in the plan. Incentive compensation plan expense for the years ended December 31, 1999 and 1998, was $53,000 and $46,000, respectively.

NOTE N - STOCK REPURCHASE PROGRAM

During 1999, the corporation received regulatory approval to repurchase up to 5% of its outstanding shares. During the year ended December 31, 1999, 16,000 common shares were repurchased at an average price of $13.25. During 1998, the corporation previously received regulatory approval to repurchase 5% of its outstanding shares. During the year ended December 31, 1998, 45,200 common shares were repurchased at an average price of $13.13.

Repurchased shares are treated as treasury shares and are available for general corporate purposes, including issuance in connection with stock-based compensation plans.


NOTE O - STOCK-BASED COMPENSATION PLANS

Employee Stock Ownership Plan ("ESOP")
As part of the conversion transaction (see NOTE B), an ESOP was established for the benefit of employees of the corporation and bank, age 21 or older, who have completed at least one year of full-time service. The ESOP borrowed $762,000 from the corporation and used those funds to acquire 76,176 common shares of the corporation at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the corporation's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur in even annual amounts over a ten year period. However, in the event contributions exceed the minimum debt service requirements, additional principal payments will be made. During 1999, an additional 16,696 shares were acquired by the ESOP Plan with the proceeds from the $3.50 special capital distribution. ESOP compensation expense for the years ended December 31, 1999 and 1998, was $75,000 and $113,000, respectively. Shares held by the ESOP at December 31, 1999 and 1998, are as follows:

                                                    1999            1998
                                                    ----            ----
     Allocated shares                             15,236           7,618
     Shares allocated                              9,448           7,618
     Additional shares acquired                    2,051               0
     Shares distributed                             (101)              0
                                                --------        --------
Total allocated shares                            26,634          15,236

Unallocated shares                                60,940          68,558
     Shares released for allocation               (9,448)         (7,618)
     Additional shares acquired                   14,645               0
                                                --------        --------
Total unallocated shares                          66,137          60,940
                                                --------        --------
     Total ESOP shares                            92,771          76,176
                                                --------        --------
Fair value of unallocated shares                $827,000        $823,000
                                                ========        ========

Recognition and Retention Plan  ("RRP")
A recognition and retention plan was authorized at the October 20, 1997, Annual Meeting. The RRP is a restricted stock award plan. The RRP is administered by a committee of directors of the corporation. The committee selects recipients and terms of award pursuant to the plan. Total shares made available under the plan was 38,088.

RRP awards vest in five equal annual installments, subject to the continuous
employment of the recipients as defined under such plans.   Compensation
expense for the RRP is based upon market price at the date of grant and is
recognized on a pro rata basis over the vesting period of the awards.   RRP
expense for the years ended December 31, 1999 and 1998, was $85,000 and $76,000, respectively. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity in the accompanying consolidated balance sheets.

Stock Option Plan ("SOP")
A stock option plan was authorized at the October 20, 1997, Annual Meeting. The SOP is administered by a committee of directors of the corporation. The committee selects recipients and terms of awards pursuant to the plan. The maximum number of common shares which may be issued under the SOP is 131,422 shares with a maximum term of ten years for each option from the date of grant. The initial awards were granted on October 20, 1997, at the fair value of the common stock on that date ($16.125). Due to the distribution of capital in 1998, the number of shares granted was increased from 71,415 to 98,565, and the exercise price was decreased from $16.125 to $11.70. The initial awards vest in equal installments over a five-year period from the grant date and expire during October 2007. Unvested options become immediately exercisable in the event of death or disability.

Option activity under the SOP is as follows:

                                                                 Weighted-
                                                                 average
                                                   Number of     exercise
                                                   shares        price
                                                   ------        -----

Outstanding December 31, 1997                      98,565        $11.70
     Granted                                            0          0.00
     Exercised                                          0          0.00
     Canceled                                           0          0.00
                                                   ------        ------
Outstanding December 31, 1998                      98,565         11.70
     Granted                                            0          0.00
     Exercised                                          0          0.00
     Canceled                                           0          0.00
                                                   ------        ------
Outstanding December 31, 1999                      98,565        $11.70
                                                   ======        ======

At December 31, 1999, 32,857 shares were available for future grants under the SOP.

Additional information regarding options outstanding as of December 31, 1999, is as follows:

                                                            Weighted-average
               Exercise     Options         Options         remaining
               price        outstanding     exercisable     contractual life
               -----        -----------     -----------     ----------------
               $11.70       98,565          39,426          7.8 years


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

                                                   (Dollars in thousands,
                                                    except per share data)

                                                    Year ended December 31,
                                                    ----------------------

Net income:                                         1999             1998
----------                                          ----             ----

     As reported                                    $976              $951
     Pro forma                                      $935              $901
Earnings per common share - basic
     As reported                                    $1.25             $1.17
     Pro forma                                      $1.20             $1.11
Earnings per common share - diluted
     As reported                                    $1.12             $1.04
     Pro forma                                      $1.07             $0.98

NOTE P- REGULATORY MATTERS

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

The capital adequacy regulations of the OTS require that the bank maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital of at least 4.0% of adjusted total assets, and risk-based capital of at least 8.0% of risk-weighted assets. At December 31, 1999, the bank's capital exceeded all of such requirements.

As of December 31, 1999, the most recent notification from the OTS, the bank was categorized as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized under the prompt corrective action regulations, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the most recent notification that management believes have changed the bank's prompt corrective action category.

The following reconciliation compares the bank's capital under GAAP to its regulatory capital, at December 31, 1999:

                                                       (Dollars in thousands)
                                                      Risk-based         Tier I
                                                      capital            capital
                                                      -------            -------
Equity per GAAP                                       $ 10,860           $ 10,860
Less unrealized gain on securities available-for-sale,
net of applicable income taxes                            (309)              (309)
Less advance to subsidiary                                 (28)               (28)
Plus allowance for loan losses                             491                N/A
                                                      --------           ---------
Regulatory capital                                    $ 11,014           $ 10,523
                                                      ========           ========


The bank's actual and required capital amounts and ratios are as follows:


                                                         (Dollars in thousands)
                                                                                   To be well
                                                            Minimum required     capitalized under
                                                               for capital       Prompt Corrective
                                           Actual           adequacy purposes    Action Provisions
                                           ------           -----------------    -----------------
                                     Amount     Ratio      Amount      Ratio     Amount      Ratio
                                     ------     -----      ------      -----     ------      -----
As of December 31, 1999:
Total Risk-Based Capital
     (to Risk-Weighted Assets)       $11,014    14.9%      $5,932      8.0%      $7,415      10.0%
Tier 1 Capital
     (to Risk-Weighted Assets)        10,523    14.2        N/A        N/A        4,449       6.0
Tier 1 Capital
     (to Total Assets)                10,523     9.7        4,348      4.0        5,435       5.0
Tangible Capital
     (to Total Assets)                10,523     9.7        1,630      1.5        N/A         N/A

As of December 31, 1998:
Total Risk-Based Capital
     (to Risk-Weighted Assets)       $12,350    21.9%      $4,504      8.0%      $5,631      10.0%
Tier I Capital
     (to Risk-Weighted Assets)        11,864    21.1         N/A       N/A        3,378       6.0
Tier I Capital
     (to Total Assets)                11,864    13.9        2,559      3.0        4,265       5.0
Tangible Capital
     (to Total Assets)                11,864    13.9        1,279      1.5        N/A         N/A



NOTE Q- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The bank had outstanding commitments to originate loans as follows:

                                        (Dollars in thousands)
                          At December 31, 1999                At December 31, 1998
                          Fixed-     Adjustable-              Fixed-     Adjustable-
                          rate       rate         Total       rate       rate         Total
                          ----       ----         -----       ----       ----         -----
Undisbursed balance
  of loans closed-
  mortgage loans          $4,438     $    0       $4,438      $1,865     $   393      $2,258
First mortgage
  loans                      316        259          575       1,933         508       2,441
Consumer and
  other loans                 81          0           81         100         0           100
Open-end consumer loans        0      1,455        1,455           0       1,476       1,476
Commercial loans               0      4,672        4,672           0       3,192       3,192
                          ------     ------      -------      ------      ------      ------
Total                     $4,835     $6,386      $11,221      $3,898      $5,569      $9,467
                          ======     ======      =======      ======      ======      ======


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

The bank maintains bank accounts at four banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $100,000. Cash at two of these institutions exceeded Federally insured limits. The amount in excess of the FDIC limit totaled $987,000.



NOTE R- FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Corporation's financial instruments are as follows:

                                                   (Dollars in thousands)
                                                        December 31
                                                    -----------------------
                                                    1999                    1998
                                                    ----                    ----
                                            Carrying       Fair       Carrying     Fair
                                            amount         value      amount       value
                                            ------         -----      ------       -----
Financial assets:
Cash and cash equivalents                   $3,483         $3,483     $1,910       $1,910
Time deposits                                   24             22         24           21
Investment securities                        3,045          3,045      3,091        3,091
Mortgage-backed securities                     424            424        559          559
Loans                                       96,844         98,066     76,986       80,430
Borrowed funds                                 520            520        440          440
Life insurance                               1,181          1,181      1,129        1,129

Financial liabilities:
Deposits                                    69,671         70,485     60,499       60,372
Borrowed funds                              26,505         26,531     13,371       13,178
Accrued interest payable                       177            177        115          115


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

NOTE S - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Home City Financial Corporation (parent company only) follows:

                                 Balance Sheets
                                                        (Dollars in thousands)
                                                               December 31,
                                                        ----------------------

                                                              1999        1998
                                                              ----        ----

Assets
Interest-bearing savings deposit with subsidiary bank     $   202      $   151
Investment in subsidiary bank                              10,860       12,414
Other assets                                                  158          113
                                                          -------      -------
   Total assets                                           $11,220      $12,678
                                                          -------      -------
Liabilities and Shareholders' Equity
Note payable                                              $     0      $ 1,800
Accrued expense and other liabilities                           4            8
                                                          -------      -------
   Total liabilities                                            4        1,808
Shareholders' equity                                       11,216       10,870
                                                          -------      -------

   Total liabilities and shareholders' equity             $11,220      $12,678
                                                          =======      =======

                                Statements of Income
                                                        (Dollars in thousands)

                                                        Year ended December 31,

                                                          1999            1998
                                                          ----            ----
Income
Dividends from subsidiary                                 $  2,390     $     0
Interest income                                                 60         127
Other income                                                     0           3
                                                          --------     -------
   Total income                                              2,450         130

Expense
Interest expense                                                25          51
Other expense                                                  139         156
                                                           -------     -------
   Total expense                                               164         207
Income (loss) before income taxes and undistributed
   earnings of subsidiary                                    2,286         (77)
Income tax benefit                                             (35)        (15)
Income (loss) before undistributed earnings of subsidiary    2,321         (62)

Undistributed earnings of subsidiary                        (1,345)      1,013
                                                           -------      -------
  Net income                                               $   976      $  951

                                                           =======      ======

                            Statements of Cash Flows
                                                        (Dollars in thousands)
                                                         Year ended December 31,
                                                         ----------------------
                                                              1999        1998
                                                              ----        ----

Cash flows from operating activities
Net income from operating activities                        $  976      $  951
Adjustments to reconcile net income to net cash
  flows from operating activities:
Equity in undistributed earnings of subsidiary               1,345      (1,013)
Discount accretion, net                                          0           0
Loss on sale of securities available-for-sale                    0          (2)
Deferred income taxes                                            2          (9)
Compensation expense for ESOP                                  101         113
Compensation expense for RRP                                    77          76
Net increase in other assets                                   (45)        (67)
Net decrease in other liabilities                               (4)        (13)
Net cash from operating activities                           2,452          36


Cash flows from investing activities
Net decrease in time deposits                                    0       2,027
Sale of securities available-for-sale                            0         600
                                                            ------      ------
      Net cash flows provided by investing activities            0       2,627

Cash flows from financing activities
Proceeds from notes payable                                      0       1,800
Payments on notes payable                                   (1,800)          0
Distribution of capital                                          0      (3,166)
Purchase of treasury shares                                   (212)       (593)
Purchase of common shares by RRP                               (43)       (370)
Cash dividends paid                                           (346)       (330)
                                                            -------     -------
Net cash used in financing activities                       (2,401)     (2,659)

Net increase in cash and cash equivalents                       51           4
Cash and cash equivalents at beginning of year                 151         147
                                                            ------       ------

Cash and cash equivalents at end of year                    $  202       $ 151
                                                            ======       =====


NOTE T - QUARTERLY FINANCIAL DATA (Unaudited)

                                     (Dollars in thousands, except per share data)
                                      First       Second        Third        Fourth
                                      Quarter     Quarter       Quarter      Quarter
                                      -------     -------       -------      -------

Year ended December 31, 1999:
Interest income                       $ 1,826     $ 1,920      $ 2,000       $ 2,152
Interest expense                          968       1,009        1,081         1,200
                                      -------     -------      -------       -------
     Net interest income                  858         911          919           952

Provision for loan losses                  17          12            5             0
Other income                               21          38           31            33
Other expense                             539         582          576           644
Provision for income taxes                104         105          110            93
                                      -------     -------      -------       -------
     Net income                       $   219     $   250      $   259       $   248
                                      =======     =======      =======       =======

Earnings per share - basic              $0.28       $0.32        $0.33         $0.32
Earnings per share - diluted            $0.25       $0.28        $0.30         $0.29
Weighted-average common
     Shares outstanding               778,465     776,909      776,909       773,904

Year ended December 31, 1998:
Interest income                       $ 1,580     $ 1,669      $ 1,770       $ 1,789
Interest expense                          792         839          913           942
                                      -------     -------      -------       -------
     Net interest income                  788         830          857           847

Provision for loan losses                  12          20           21             8
Other income                               18          19           27            34
Other expense                             482         474          493           512
Provision for income taxes                100         115          120           112
                                      -------     -------      -------       -------
     Net income                      $    212     $   240      $   250       $   249
                                     ========     =======      =======       =======


Earnings per share - basic              $0.26       $0.29        $0.31         $0.31
Earnings per share - diluted            $0.23       $0.26        $0.27         $0.28
Weighted-average common
     Shares outstanding               829,232     817,462      812,230       786,530


NOTE U - SUBSEQUENT EVENT

On February 8, 2000, the bank entered into an agreement with DEI, Inc. of Cincinnati, Ohio for the construction of a new main office facility on North Limestone Street in Springfield. Per the agreement, the total cost of this new facility is estimated to be just over $2.8 million.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

PART  III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act of the Registrant

   The information set forth under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" of the Definitive Proxy Statement of the Corporation dated March 23, 2000, filed with the United States Securities and Exchange Commission (the "Proxy Statement") is incorporated by reference herein.

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

(b) Reports on Form 8-K

    HCFC has not filed any reports on Form 8-K during the last quarter of 1999.

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

March 23, 2000                                 March 23, 2000
____________________________                   _____________________________
Date                                           Date


                                               /s/ Terry A. Hoppes
____________________________                   _____________________________
James Foreman                                  Terry A.  Hoppes
Director                                       Director

                                               March 23, 2000
____________________________                   _____________________________
Date                                           Date

/s/ Douglas L. Ulery                           /s/ Charles A. Mihal
____________________________                   _____________________________
Douglas L. Ulery                               Charles A. Mihal
Director                                       Treasurer and
President and                                  Chief Financial Officer
Chief Executive Officer

March 23, 2000                                 March 23, 2000
____________________________                   _____________________________
Date                                           Date

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
------    -----------


  3.1      Articles of Incorporation              Incorporated by reference to the Registrant's
           of Home City Financial Corporation     Quarterly Report on Form 10-QSB for the
                                                  Quarter Ended March 31, 1997 (the "March
                                                  31, 1997, 10-QSB"), Exhibit 3(I)

  3.2      Code of Regulations of Home City       Incorporated by reference to the March 31,
           Financial Corporation                  1997, 10-QSB, Exhibit 3 (ii)

 10.1      Employment Agreement with              Incorporated by reference to the June 30,
           Mr. Ulery                              1997, 10-KSB, Exhibit 10.1

 10.2      Home City Financial Corporation        Incorporated by reference to the Registrant's
           1997 Stock Option and Incentive        1997 Definitive Proxy Statement dated
           Plan                                   September 19, 1997, Exhibit A

 10.3      Home City Financial Corporation        Incorporated by reference to the Registrant's
           Recognition and Retention Plan         1997 Definitive Proxy Statement dated
           and Trust Agreement                    September 19, 1997, Exhibit B

 21        Subsidiaries of Home City              Incorporated by reference to the June 30,
           Financial Corporation                  1997, 10-KSB, Exhibit 21

 27        Financial Data Schedule

 99.1      Proxy Statement                        Incorporated by reference to the definitive
                                                  Proxy Statement of the Registrant for the
                                                  2000 Annual Meeting of Shareholders of
                                                  Home City Financial Corporation, filed with
                                                  the Securities and Exchange Commission

 99.2     Safe Harbor Under the Private
          Securities Litigation Reform
          Act of 1995

