Form 10KSB/A
period 1999-12-31
HOME CITY FINANCIAL CORP
filed 2000-03-24
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB/A

              ANNUAL REPORT Pursuant to SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT of 1934

                 For the fiscal year ended December 31, 1999
                        Commission File Number 0-21809
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

       Transitional Small Business Disclosure Format     YES ___  NO _X_

Item 7.  Financial Statements

                       INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Home City Financial Corporation
Springfield, Ohio


     We have audited the consolidated balance sheets of Home City Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home City Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                              /s/ Robb, Dixon, Francis, Davis, Oneson & Co.

                                     Robb, Dixon,
                              Francis, Davis, Oneson
                                     & Company
Granville, Ohio
February 1, 2000

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HOME CITY FINANCIAL CORPORATION


/s/ Douglas L. Ulery
____________________________________
Douglas L. Ulery
President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



/s/ John D. Conroy                               /s/ P. Clark Engelmeier
_______________________                          _______________________________
John D. Conroy                                   P. Clark Engelmeier
Director                                         Chairman of the Board

March 23, 2000                                   March 23, 2000
_____________________________                    _______________________________
Date                                             Date

                                                 /s/ Terry A. Hoppes
______________________________                   _______________________________
James Foreman                                    Terry A. Hoppes
Director                                         Director

                                                 March 23, 2000
______________________________                   -------------------------------
Date                                             Date


/s/ Douglas L. Ulery                              /s/ Charles A. Mihal
_____________________________                    ______________________________
Douglas L. Ulery                                  Charles A. Mihal
Director                                          Treasurer and
President and                                     Chief Financial Officer
Chief Executive Officer

March 23, 2000                                    March 23, 2000
_____________________________                     ______________________________
Date                                              Date