Form 10QSB
period 2000-03-31
HOME CITY FINANCIAL CORP
filed 2000-05-12
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    Form 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                       Commission file number  - 0-21809

                        HOME CITY FINANCIAL CORPORATION
                        -------------------------------
        (Exact name of small business issuer as specified in its charter)


        OHIO                                             34-1839475
-------------------------------                     -------------------------
(State or other jurisdiction of                     (Filer Identification No.)
incorporation or organization)

63 West Main Street
Springfield, Ohio                                     45502
-------------------------------                      -------------------------
(Address of principal executive offices)             (Zip Code)


                                  (937) 324-5736
                            ---------------------------
                            (Issuer's telephone number)

                                        N/A
                                        ---
(Former name, former address and former fiscal year, if changed since last report)


As of April 30, 2000, 816,500 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

                          HOME CITY FINANCIAL CORPORATION
                                 SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                     INDEX

==============================================================================
                                                                  Page Number

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets --                          3
         March 31, 2000, and December 31, 1999

         Condensed consolidated statements of income --                    4
         Three months ended March 31, 2000 and 1999

         Condensed consolidated statements of changes in                   5
         shareholders' equity -- Three months ended March 31, 2000

         Condensed consolidated statements of cash flows --                6
         Three months ended March 31, 2000 and 1999

         Notes to condensed consolidated financial                         7
         statements -- March 31, 2000, and December 31, 1999

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities and Use of Proceeds                        15

Item 3.  Defaults upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6.  Exhibits and Reports on Form 8-K                                 15

Signatures                                                                16

                          HOME CITY FINANCIAL CORPORATION
                                 SPRINGFIELD, OHIO
                           CONSOLIDATED BALANCE SHEETS
===============================================================================

                                                               (Dollars in thousands)
                                                          (Unaudited)
                                                           At March 31,      At December 31,
                                                           2000              1999
                                                           ----              ----

ASSETS
Cash and cash equivalents
     Cash and due from banks                                $ 1,291           $ 3,201
     Interest-bearing demand deposits in other banks            481               282
                                                            -------           -------
          Total cash and cash equivalents                     1,772             3,483

Time deposits with original maturities of 90 days or more        24                24
Investment securities available-for-sale, at fair value       3,277             3,045
Mortgage-backed securities available-for-sale, at fair value    385               424
Loans, net                                                  100,889            96,844
Stock in Federal Home Loan Bank                               1,396             1,372
Accrued interest receivable                                     579               520
Properties and equipment                                      1,004             1,015
Cash surrender value of life insurance                        1,207             1,181
Deferred income taxes                                            41                18
Other assets                                                    114                63
                                                           --------          --------
          TOTAL ASSETS                                     $110,688          $107,989
                                                           ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                   $  71,744        $  69,671
Federal Home Loan Bank Advances                               27,377           26,505
Accrued interest payable                                         186              177
Advance payments by borrowers for taxes and insurance             84              119
Other liabilities                                                289              301
                                                           ---------        ---------
          TOTAL LIABILITIES                                   99,680           96,773

Shareholders' equity
Preferred shares, no par value; 1,000,000 shares
     authorized; none issued                                       0                0
Common shares, no par value; 5,000,000 shares
     authorized; 952,200 shares issued                             0                0
Additional paid-in capital                                     6,033            6,033
Retained earnings, substantially restricted                    7,442            7,288
Treasury shares, at cost                                      (1,862)          (1,516)
Accumulated other comprehensive income                           284              309
Common shares purchased by:
     Employee Stock Ownership Plan                              (533)            (533)
     Recognition and Retention Plan                             (356)            (365)
                                                           ---------        ---------
          TOTAL SHAREHOLDERS' EQUITY                          11,008           11,216
                                                           ---------        ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 110,688        $ 107,989
                                                           =========        =========
_______________________
See accompanying notes.

                           HOME CITY FINANCIAL CORPORATION
                                   SPRINGFIELD, OHIO
                           CONSOLIDATED STATEMENTS OF INCOME

==============================================================================

                                                             (Dollars in thousands)
                                                          (Unaudited)       (Unaudited)
                                                           3 Months Ended    3 Months Ended
                                                           March 31,         March 31,
                                                           2000              1999
                                                           ----              ----

INTEREST INCOME
Loans                                                      $    2,165        $    1,773
Mortgage-backed securities                                          6                 8
Investment securities                                              73                45
                                                           ----------        ----------
     TOTAL INTEREST INCOME                                      2,244             1,826

INTEREST EXPENSE
Deposits                                                          911               769
Borrowed funds                                                    373               199
                                                           ----------        ----------

     TOTAL INTEREST EXPENSE                                     1,284               968

     NET INTEREST INCOME                                          960               858
Provision for loan losses                                          15                17
                                                           ----------        ----------
     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                         945               841

NONINTEREST INCOME
Service charges on deposits                                         3                 3
Life insurance                                                     31                13
Other income                                                       13                 5
                                                           ----------        ----------
     TOTAL NONINTEREST INCOME                                      47                21
                                                           ----------        ----------
NONINTEREST EXPENSES
Salaries and employee benefits                                    338               286
Supplies, telephone and postage                                    23                18
Occupancy and equipment                                            49                43
FDIC deposit insurance                                              3                 9
Data processing                                                    40                36
Legal, accounting and examination                                  67                54
Franchise taxes                                                    46                45
Other expenses                                                     87                48
                                                           ----------        ----------
     TOTAL NONINTEREST EXPENSES                                   653               539
                                                           ----------        ----------

     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                             339               323

Federal income tax expense                                         98               104
                                                           ----------        ----------
     NET INCOME                                            $      241        $      219
                                                           ==========        ==========

Earnings per common share - basic                          $0.32             $0.28
Earnings per common share - diluted                        $0.29             $0.25

----------------------
See accompanying notes.


                              HOME CITY FINANCIAL CORPORATION
                                      SPRINGFIELD, OHIO
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

=============================================================================

                                                                                             Accum-
                                                                                             ulated
                                          Common     Common     Addi-                        other   Common     Common
                                          shares     shares     tional                       compre- shares     shares    Compre-
                       Common   Treasury  purchased  purchased  paid-in  Retained  Treasury  hensive purchased  purchased hensive
                       shares   shares    by ESOP    by RRP     capital  earnings  shares    income  by ESOP    by RRP    income
                       -----   -------    ------     ------     -------  --------  ------    ------  -------    ------    ------

December 31, 1998      952,200  (92,810)   (60,940)   (19,041)   $6,013   $6,658    $(1,304)  $517   $(609)     $(405)
Net income                                                                   976                                         $976
Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income
  tax of $108                                                                                 (208)                      (208)
                                                                                                                          ----
Comprehensive income                                                                                                     $768
                                                                                                                         ====
Purchase of treasury shares     (16,000)                                               (212)
Purchase of common shares
  by Recognition and
  Retention Plan                                       (2,500)                                                    (43)
Shares allocated under
  Employee Stock
  Ownership Plan                             7,618                   26                                 76
  Shares earned under
  Recognition and
  Retention Plan                                        4,761        (6)
Dividends declared
  ($.405 per share)                                                         (346)                                  83
                       ------- ---------   --------   --------   ------   ------    --------  ----   ------     -----
Balance at
  December 31, 1999    952,200 (108,810)   (53,322)   (16,780)   $6,033   $7,288    $(1,516)  $309   $(533)     $(365)
Net income                                                                   241                                          $241
Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income
  tax of $12                                                                                   (25)                        (25)
                                                                                                                          ----
Comprehensive income                                                                                                      $216
                                                                                                                          ====
Purchase of treasury shares     (26,890)                                               (346)
Shares earned under
  Recognition and
  Retention Plan                                          500                                                       9
Dividends declared
  ($1.05 per share)                                                          (87)
                       ------- ---------   --------   --------   ------   ------    --------  ----   ------     ------
March 31, 2000         952,200 (135,700)   (53,322)   (16,280)   $6,033   $7,442    $(1,862)  $284   $(533)     $(356)
                       ======= =========   ========   ========   ======   ======    ========  ====   ======     ======
---------------------
See accompanying notes.


                                HOME CITY FINANCIAL CORPORATION
                                        SPRINGFIELD, OHIO
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
===============================================================================

                                                                    (Dollars in thousands)
                                                                    (Unaudited)
                                                            3 Months Ended   3 Months Ended
                                                            March 31,        March 31,
                                                            ---------        ---------
                                                            2000             1999
                                                            ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    241     $      219
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Premium amortization, net of discount accretion           7              1
          Provision for loan losses                                15             17
          Depreciation                                             19             16
          Deferred income taxes                                   (15)             7
          Life insurance income, net of expenses                  (26)            (7)
          Employee Stock Ownership Plan compensation expense        0             15
          Recognition and Retention Plan compensation expense      22             18
          FHLB stock dividends                                    (24)           (12)
          Net change in:
               Accrued interest receivable                        (59)           (17)
               Accrued interest payable                             9             32
               Other assets                                       (51)           (68)
               Other liabilities                                  (12)           (95)
                                                               ------         ------
     Net cash provided by operating activities                    126            126
                                                               ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                        (287)             0
Proceeds from maturities of securities available-for-sale           0            500
Collections on mortgage-backed securities available-for-sale       32             22
Net increase in loans                                          (4,060)        (4,060)
Purchases of properties and equipment                              (8)           (16)
Purchase of FHLB stock                                              0           (175)
                                                               ------         -------
     Net cash used in investing activities                     (4,323)        (3,729)
                                                               ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                        2,073          1,586
Net increase (decrease) in short-term FHLB advances               800           (400)
Proceeds from new long-term FHLB advances                         225          4,000
Payments on long-term FHLB advances                              (153)          (150)
Net decrease in advance payments by borrowers
     for taxes and insurance                                      (35)           (21)
Payments on notes payable                                           0          1,500)
Distribution of common shares by Recognition and Retention Plan     9              0
Purchase of common shares by Recognition and Retention Plan         0            (42)
Purchase of treasury shares                                      (346)             0
Cash dividend paid                                                (87)           (86)
                                                               ------          ------
     Net cash provided by financing activities                  2,486          3,387

     Net decrease in cash and cash equivalents                 (1,711)          (216)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                3,483          1,910
                                                               ------         ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $1,772         $1,694
                                                               ======         ======
-----------------------
See accompanying notes.


                               HOME CITY FINANCIAL CORPORATION

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000, AND DECEMBER 31, 1999

                                         (Unaudited)

============================================================================


NOTE 1.     BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of March 31, 2000, and December 31, 1999, and the consolidated results of operations and the cash flows for the three months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.       ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                  (Dollars in thousands)
                                                  Three
                                                  Months ended    Year ended
                                                  March 31,       December 31,
                                                  2000            1999
                                                  ----            ----

Balance, beginning of period                      $  491          $  486
Provision for loan losses                             15              34
Charge-offs                                            0             (31)
Recoveries                                             0               2
                                                  ------          ------
Balance, end of period                            $  506          $  491
                                                  ======          ======

NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 2000, consisted of five short-term advances totaling $1.8 million and twenty-one long-term advances totaling $25.6 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:


                                                 (Dollars in thousands)
                             At March 31, 2000                           At December 31, 1999
                    -------------------------------------     ---------------------------------------------

                             Range of       Weighted-                       Range of          Weighted-
                             interest       average                         interest          average
                  Amount     rates          interest rate      Amount       rates             interest rate
                  ------     -----          -------------      ------       -----             -------------
Due within
     one year     $  1,800   6.04%          6.04%              $  1,047     5.46% - 5.58%      5.57%

After one but
     within five
     years        $  2,417   5.85% - 8.35%  6.95%              $  3,985     4.64% - 8.35%      6.07%

After five
     years        $23,160    3.30% - 7.28%  5.64%              $21,473      3.30% - 6.81%      5.61%



NOTE 4.     REGULATORY CAPITAL
The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2000.

                                                           (Dollars in thousands)
                                                                                  To be
                                                                                  Categorized as "Well
                                                                                  Capitalized" Under
                                                             For Capital          Prompt Corrective
                                             Actual          Adequacy Purposes    Action Provisions
                                             ------          -----------------    -----------------
                                        Amount     Ratio     Amount     Ratio     Amount     Ratio
                                        ------     -----     ------     -----     ------     -----
Total Risk-Based Capital
          (To Risk-Weighted Assets)     $11,148    13.5%     $6,606     8.0%      $8,257     10.0%

Tier I Capital
          (To Risk-Weighted Assets)      10,601    12.8%     N/A        N/A        4,954      6.0%

Tier I Capital
         (To Adjusted Total Assets)      10,601     9.6%     4,421      4.0%*      5,527      5.0%

Tangible Capital
         (To Adjusted Total Assets)      10,601     9.6%     1,658      1.5%       N/A        N/A


* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 5.     EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by HCFC as of December 31, 1997. Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP"), and stock options granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                                    For the Three Months Ended
                                                          March 31, 2000
                                                                                Per
                                               Income         Shares            Share
                                              (Numerator)     (Denominator)     Amount
                                              -----------     -------------     ------
Basic EPS
Income available to common shareholders       $240,606        761,187           $0.32

Effective of dilutive securities
RRP shares                                           0         16,544
ESOP shares                                          0         53,322
Stock options                                        0              0*
                                              --------        --------

Diluted EPS
Income available to common shareholders +
     assumed conversions                      $240,606        831,053           $0.29
                                              ========        =======           =====


* Because the exercise prices of the options exceed the fair market value at March 31, 2000, the shares subject to options are not included in calculating diluted earnings per share.

                                                     For the Three Months Ended
                                                           March 31, 1999

                                                                                Per
                                              Income          Shares            Share
                                             (Numerator)     (Denominator)      Amount
                                              ---------       -----------       ------
Basic EPS
Income available to common shareholders       $219,344        778,465           $0.28

Effective of dilutive securities
RRP shares                                           0         19,985
ESOP shares                                          0         60,940
Stock options                                        0         24,164
                                              --------        -------

Diluted EPS
Income available to common shareholders +
assumed conversions                           $219,344        883,554           $0.25
                                              ========        =======           =====

                         HOME CITY FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

==============================================================================

Safe Harbor Clause
     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. See Exhibit 99.2 attached hereto, "Safe Harbor Under Private Securities Litigation Reform Act of 1995, which is incorporated by reference.

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

     Home City had projected costs of $79,000 for Y2K preparedness. Some of the major factors included were the use of external consultants, purchases of hardware and software, the purchase, printing and delivery of customer awareness materials and the borrowing and lost opportunity costs associated with the build-up of a sufficient source of cash to meet customer needs. Actual expenses amounted to approximately $83,000, the bulk of which was reflected in the Consolidated Financial Statements for 1999.


                         Changes in Financial Condition

     At March 31, 2000, the consolidated assets of the Company totaled $110.7 million, an increase of $2.7 million, or 2.50%, from $108.0 million at December 31, 1999. The increase in total assets was primarily the result of a $4.1 million increase in loans receivable funded primarily by a $872,000 increase in advances from the FHLB and a $2.1 million increase in deposits.

     Net loans receivable increased by $4.1 million, or 4.18%, to $100.9 million at March 31, 2000, compared to $96.8 million at December 31, 1999. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     Investment securities increased $232,000, or 7.62%, from $3.0 million at December 31, 1999, to $3.3 million at March 31, 2000. The increase was primarily the result of purchases of United States Government agency obligations to maintain liquidity goals subsequent to the Y2K transition.

     During the three months ended March 31, 2000, $32,000 of principal payments were received on mortgage-backed and related securities ("MBS"). No other transactions, purchases or sales, occurred during the period.

     Deposit liabilities increased $2.1 million, or 2.98%, from $61.7 million at December 31, 1999, to $71.7 million at March 31, 2000. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB increased $872,000, or 3.29%, from $26.5 million at December 31, 1999, to $27.4 million at March 31, 2000. The funds obtained were utilized to support the increased loan demand.

     Total shareholders' equity remained relatively constant, decreasing $208,000, or 1.85%, from December 31, 1999, to March 31, 2000. This decrease was primarily the result of a $346,000 purchase of treasury shares, the $87,000 cash dividend payment and the $25,000 unrealized losses on securities available-for-sale, all of which were partially offset by the $241,000 of first quarter 2000 earnings and the $9,000 RRP distribution.


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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At March 31, 2000, the Bank's regulatory liquidity ratio was 6.39%. At such date, the Bank had commitments to originate loans totaling $7.2 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at March 31, 2000.

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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8.0% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $506,000 at March 31, 2000.

     At March 31, 2000, the Bank had committed to capital expenditures of $2.8 million for the construction of a new main office and operations center scheduled for completion in mid 2001.

     On February 28, 2000, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.105 per share to each shareholder of record on March 9, 2000, paid on March 15, 2000.



                            Results of Operations

Comparison of Three Months Ended March 31, 2000 and 1999

     General. Net income increased $22,000, or 10.05%, from $219,000 for the three months ended March 31, 1999, to $241,000 for the three months ended March 31, 2000. This increase was primarily attributed to an increase in net interest income and partially offset by increases in noninterest expense.

     Interest Income. The $19.8 million increase in average earning assets contributed to an increase in interest income of $418,000, or 22.89%, for the three months ended March 31, 2000, compared to the same period in 1999. The increase was attributed to the $392,000 increase in loan income from the increased loan receivable balances. Of the overall increase in interest income, $427,000 is attributable to earning asset volume increases offset by a decrease of $9,000 attributable to rate or yield.

     Interest Expense. Interest expense on deposit liabilities increased $142,000, or 18.47%, for the three months ended March 31, 2000, as compared to the same period in 1999. Total average deposits increased by $8.4 million comparing the quarters ended March 31, 2000 and 1999, and the average interest rate paid on interest-bearing deposits increased by 20 basis points from 5.16% for the three months ended March 31,1999, to 5.36% for the same period in 2000. The average balance of FHLB advances increased from $13.5 million for the three-month period ended March 31,1999, to $26.4 million for the same period in 2000, resulting in an increase in interest on FHLB advances of $194,000 for the three months ended March 31, 2000, compared to the same period in 1999. The payoff of notes payable partially offset by $20,000 the increase in interest expense for the three months ended March 31, 2000. Of the overall increase in interest expense, $261,000 is attributable to interest costing liability volume increases, and an increase of $55,000 is attributable to rates paid.

     Provision for Loan Losses. The provision for loan losses was $15,000 and there were no net charge-offs during the three months ended March 31, 2000, compared to a $17,000 provision and net charge-offs of $10,163 during the three months ended March 31, 1999. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     Noninterest Income. Noninterest income increased by $26,000 for the three months ended March 31, 2000, compared to the same period in 1999. The increase was related mainly to the increased cash surrender value of life insurance policies.

     Noninterest Expense. Noninterest expense increased $114,000, or 21.15%, to $653,000 for the three months ended March 31, 2000, from $539,000 in the comparable period in 1999. Of this increase, $52,000 was attributable to an increase in compensation and benefit expense in 2000, reflecting the addition of staff related to preparation for the growth of the Bank. The annualized ratio of noninterest expense to average total assets was 2.39% and 2.47% for the three months ended March 31, 2000 and 1999, respectively.

     Income Taxes. The provision for income taxes decreased $6,000 for the three months ended March 31, 2000, compared with the prior year, primarily as a result of the composition of the taxable and non-taxable income for the quarter.

                      HOME CITY FINANCIAL CORPORATION

                        PART II - OTHER INFORMATION

=============================================================================

ITEM 1 - LEGAL PROCEEDINGS

         None


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 26, 2000, the Corporation held its Annual Meeting of Shareholders.

         Each of the five directors nominated were elected to terms expiring in 2000 by the following votes:

          John D. Conroy          For:  649,606     Withheld:  21,472
                                        -------                ------
          P. Clark Engelmeier     For:  650,106     Withheld:  20,972
                                        -------                ------
          James Foreman           For:  647,141     Withheld:  23,937
                                        -------                ------
          Terry A. Hoppes         For:  650,106     Withheld:  20,972
                                        -------                ------
          Douglas L. Ulery        For:  650,106     Withheld:  20,972
                                        -------                ------

     One other matter was submitted to the shareholders, for which the following votes were cast:

     Ratification of the selection of Robb, Dixon, Francis, Davis, Oneson & Company as the auditors of Home City Financial Corporation for the current year:

     For: 670,428      Against: 0     Abstain: 650     Broker-Non-votes: 0
          -------              --              ---                      --



ITEM 5 - OTHER INFORMATION

         Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibit 27: Financial Data Schedule, March 31, 2000.

         b. No report on Form 8-K was filed during the quarter ended March 31, 2000.

         c. Exhibit 99; Safe Harbor Under the Private Litigation
                        ----------------------------------------
            Reform Act of 1995.
            -------------------

SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       HOME CITY FINANCIAL CORPORATION



Date:       May 12,  2000              /s/Douglas L. Ulery
            -------------              --------------------------------
                                       Douglas L. Ulery
                                       President


Date:       May 12,  2000              /s/ Charles A. Mihal
            -------------              --------------------------------
                                       Charles A. Mihal
                                       Treasurer and Chief Financial Officer