Form 10QSB
period 2000-06-30
HOME CITY FINANCIAL CORP
filed 2000-08-09
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          _________ TO __________

                       Commission file number  - 0-21809
                        HOME CITY FINANCIAL CORPORATION
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)

            OHIO                                     34-1839475
            ----                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

            63 West Main Street
            Springfield, Ohio                        45502
            -----------------                        -----
(Address of principal executive offices)           (Zip Code)

                                  (937) 324-5736
                                  --------------
                             (Issuer's telephone number)

                                        N/A
                                        ---
(Former name, former address and former fiscal year, if changed since last report)


As of August 2, 2000, 816,500 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                 TABLE OF CONTENTS
=============================================================================

                                                          Page Number

PART I FINANCIAL INFORMATION

     ITEM
         1.  Financial Statements (Unaudited)

             Consolidated balance sheets --                          3
             June 30, 2000, and December 31, 1999

             Consolidated statements of income --                    4
             Three and six months ended June 30, 2000 and 1999

             Consolidated statements of changes in                   5
             shareholders' equity --Six months ended June 30,
             2000

             Consolidated statements of cash flows --                6
             Six months ended June 30, 2000 and 1999

             Notes to consolidated financial                         7
             statements -- June 30, 2000, and December 31, 1999

         2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11


PART II OTHER INFORMATION

     ITEM
         1.  Legal Proceedings                                      17

         2.  Changes in Securities and Use of Proceeds              17

         3.  Defaults upon Senior Securities                        17

         4.  Submission of Matters to a Vote of Security Holders    17

         5.  Other Information                                      17

         6.  Exhibits and Reports on Form 8-K                       17

Signatures                                                          18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         HOME CITY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
=============================================================================

                                                              (Dollars in thousands)
                                                              (Unaudited)
                                                               At June 30,      At December 31,
                                                               2000             1999
                                                               ----             ----
ASSETS
Cash and cash equivalents
  Cash and due from banks                                      $ 1,362          $ 3,201
  Interest-bearing demand deposits in other banks                  154              282
                                                            ----------        ---------
     Total cash and cash equivalents                             1,516            3,483

Time deposits with original maturities of 90 days or more           24               24
Investment securities available-for-sale, at fair value          3,314            3,045
Mortgage-backed securities available-for-sale, at fair value       368              424
Loans, net                                                     103,759           96,844
Stock in Federal Home Loan Bank                                  1,504            1,372
Accrued interest receivable                                        573              520
Properties and equipment                                         1,098            1,015
Cash surrender value of life insurance                           1,214            1,181
Deferred income taxes                                               41               18
Other assets                                                       236               63
                                                             ---------        ---------
     TOTAL ASSETS                                            $ 113,647        $ 107,989
                                                             =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                     $  72,295        $  69,671
Federal Home Loan Bank Advances                                 29,569           26,505
Accrued interest payable                                           209              177
Advance payments by borrowers for taxes and insurance               40              119
Other liabilities                                                  384              301
                                                             ---------        ---------
     TOTAL LIABILITIES                                         102,497           96,773

Shareholders' equity
Preferred shares, no par value; 1,000,000 shares
  authorized; none issued                                            0                0
Common shares, no par value; 5,000,000 shares
  authorized; 952,200 shares issued                                  0                0
Additional paid-in capital                                       6,033            6,033
Retained earnings, substantially restricted                      7,605            7,288
Treasury shares, at cost                                        (1,862)          (1,516)
Accumulated other comprehensive income                             263              309
Common shares purchased by:
  Employee Stock Ownership Plan                                   (533)            (533)
  Recognition and Retention Plan                                  (356)            (365)
                                                             ---------        ---------
       TOTAL SHAREHOLDERS' EQUITY                               11,150           11,216
                                                             ---------        ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 113,647        $ 107,989
                                                             =========        =========

------------------------------
See accompanying notes.



                       HOME CITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
==============================================================================

                                                      (Dollars in thousands)
                                                  (Unaudited)                   (Unaudited)
                                                  3 Months Ended                6 Months Ended
                                               June 30,        June 30,      June 30,      June 30,
                                               --------        --------      --------      --------
                                               2000            1999          2000          1999
                                               ----            ----          ----          ----
INTEREST INCOME
Loans                                          $ 2,260         $ 1,864       $ 4,425       $ 3,637
Mortgage-backed securities                           6               8            12            16
Investment securities                               74              48           147            93
                                                ------          ------       -------       -------
   TOTAL INTEREST INCOME                         2,340           1,920         4,584         3,746

INTEREST EXPENSE
Deposits                                           945             780         1,856         1,549
Borrowed funds                                     416             229           789           428
                                                ------          ------       -------       -------
    TOTAL INTEREST EXPENSE                       1,361           1,009         2,645         1,977
                                                ------          ------       -------       -------

   NET INTEREST INCOME                             979             911         1,939         1,769
Provision for loan losses                           10              12            25            29
                                                ------          ------       -------       -------
   NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                             969             899         1,914         1,740

NONINTEREST INCOME
Service charges on deposits                          5               4             8             7
Life insurance                                      20              24            51            37
Other income                                        14              10            27            15
                                                ------          ------       -------       -------
   TOTAL NONINTEREST INCOME                         39              38            86            59
                                                ------          ------       -------       -------

NONINTEREST EXPENSE
Salaries and employee benefits                     321             283           659           569
Supplies, telephone and postage                     31              22            54            40
Occupancy and equipment                             46              46            95            89
FDIC deposit insurance                               4               9             7            18
Data processing                                     39              30            79            66
Legal, accounting and examination                   96              92           163           146
Franchise taxes                                     34              39            80            84
Other expenses                                      89              61           176           109
                                                ------          ------       -------       -------
TOTAL NONINTEREST EXPENSE                          660             582         1,313         1,121
                                                ------          ------       -------       -------

   NET INCOME BEFORE FEDERAL INCOME
     TAX EXPENSE                                   348             355           687           678

Federal income tax expense                         100             105           198           209
                                                ------          ------        ------        ------
NET INCOME                                      $  248          $  250        $  489        $  469
                                                ======          ======        ======        ======

Earnings per common share - basic               $ 0.33          $ 0.32        $ 0.65        $ 0.60
Earnings per common share - diluted             $ 0.30          $ 0.28        $ 0.59        $ 0.53

--------------------------------
See accompanying notes.

                      HOME CITY FINANCIAL CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  ============================================================================

                                                                                         (Dollars in thousands)
                                  Number of shares                                               Amounts
                     ----------------------------------------    ---------------------------------------------------------------
                                                                                                 Accumu-
                                                                                                 lated
                                                Common    Common    Addi-                        other   Common    Common
                                                shares    shares    tional                       compre  shares    shares    Compre-
                             Common   Treasury  purchased purchased paid-in  Retained  Treasury  hensive purchased purchased hensive
                             shares   shares    by ESOP   by RRP    capital  earnings  shares    income  by ESOP   by RRP    income
                             ------   ------    -------   ------    -------  --------  -----     ------  -------    ------   ------

December 31, 1998            952,200  (92,810)  (60,940)  (19,041)  $ 6,013   $ 6,658    $(1,304)  $517   $(609)     $(405)
Net income                                                                        976                                        $976
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net
 of deferred income tax of $108                                                                    (208)                       (208)
                                                                                                                             ----
Comprehensive income                                                                                                         $768
                                                                                                                             ====
Purchase of treasury shares           (16,000)                                              (212)
Purchase of common shares
     by Recognition and
     Retention Plan                                        (2,500)                                                     (43)
Shares allocated under
     Employee Stock
     Ownership Plan                               7,618                  26                                  76
Shares earned under
     Recognition and
     Retention Plan                                         4,761        (6)                                            83
Dividends declared
     ($.405 per share)                                                           (346)
                             ------- --------   -------   -------    ------   -------    --------   ---   -----      ------
December 31, 1999            952,200 (108,810)  (53,322)  (16,780)   $6,033   $ 7,288    $(1,516)  $309   $(533)     $(365)
Net income                                                                        489                                        $489
Other comprehensive income
     Change in unrealized
     gain (loss) on securities
     available-for-sale, net of
     deferred income
     tax of $23                                                                                     (46)                      (46)
                                                                                                                             ----
Comprehensive income                                                                                                         $443
                                                                                                                             ====
Purchase of treasury shares           (26,890)                                              (346)
Shares earned under
     Recognition and
     Retention Plan                                           500                                                        9
Dividends declared
     ($.21 per share)                                                            (172)
                             ------- --------   -------   -------    ------   -------    -------  ----   -----      ------
June 30, 2000                952,200 (135,700)  (53,322)  (16,280)   $6,033   $ 7,605    $(1,862) $263   $(533)     $ (356)
                             ======= =========  ========  ========   ======   =======    =======  ====   ======     ======

____________________________
See accompanying notes.

                          HOME CITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================

                                                                        (Dollars in thousands)
                                                                     (Unaudited)         (Unaudited)
                                                                     6 Months Ended      6 Months Ended
                                                                     June 30,            June 30,
                                                                     --------            --------
                                                                     2000                1999
                                                                     ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $  489               $  469
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Premium amortization, net of discount accretion                      8                    5
    Provision for loan losses                                           25                   29
    Depreciation                                                        38                   32
    Deferred income taxes                                              (27)                 (45)
    Life insurance income, net of expenses                             (33)                 (25)
    Employee Stock Ownership Plan compensation expense                   0                   25
    Recognition and Retention Plan compensation expense                 44                   40
    FHLB stock dividends                                               (50)                 (27)
    Net change in:
        Accrued interest receivable                                    (53)                 (26)
        Accrued interest payable                                        32                   28
        Other assets                                                  (173)                (212)
        Other liabilities                                               83                  (41)
                                                                   -------              -------
    Net cash provided by operating activities                          383                  252
                                                                   -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                             (378)                (741)
Proceeds from maturities of securities available-for-sale               20                  770
Collections on mortgage-backed securities available-for-sale            51                   63
Net increase in loans                                               (6,940)              (7,601)
Purchase of properties and equipment                                  (121)                 (54)
Purchase of FHLB stock                                                 (82)                (316)
                                                                   --------             -------
    Net cash used in investing activities                           (7,450)              (7,879)
                                                                   --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                             2,624                3,427
Net increase (decrease) in short-term FHLB advances                  1,100               (2,100)
Proceeds from new long-term FHLB advances                            2,225                8,600
Payments on long-term FHLB advances                                   (261)                (301)
Net decrease in advance payments by borrowers
  for taxes and insurance                                              (79)                 (40)
Payments on notes payable                                                0               (1,800)
Distribution of common shares by Recognition and Retention Plan          9                    0
Purchase of commmon shares by Recognition and Retention Plan             0                  (42)
Purchase of treasury shares                                           (346)                   0
Cash dividends paid                                                   (172)                (172)
                                                                   -------              --------
  Net cash provided by financing activities                          5,100                7,572

  Net decrease in cash and cash equivalents                         (1,967)                 (55)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                           3,483                1,910
                                                                    -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,516              $ 1,855
                                                                    =======              =======
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest on deposits and borrowed funds             $ 2,613              $ 1,949
                                                                    =======              =======
  Cash paid for income taxes                                        $   216              $   284
                                                                    =======              ========

-------------------------
See accompanying notes.

                          HOME CITY FINANCIAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 AND DECEMBER 31, 1999

(Unaudited)



NOTE 1.     BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of June 30, 2000, and December 31, 1999, and the consolidated results of operations for the three and six months ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended June
30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:


                                               Six
                                               Months
                                               Ended        Year Ended
                                               June 30,     December 31,
                                               --------     ------------
                                               2000         1999
                                               ----         ----

Balance, beginning of period                   $491          $486
Provision for loan losses                        25            34
Charge-offs                                     (28)          (31)
Recoveries                                        0             2
                                               ----          ----
Balance, end of period                         $488          $491
                                               ====          ====


NOTE 3.     ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2000, consisted of four short-term advances totaling $2.1 million and twenty-two long-term advances totaling $27.5 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:


                                                         (Dollars in thousands)
                                 At June 30, 2000                           At December 31, 1999
                       ---------------------------------------     -----------------------------------------

                                   Range of       Weighted-                     Range of        Weighted-
                                   interest       average                       interest        average
                        Amount     rates          interest rate      Amount     rates           interest rate
                        ------     -----          -------------      ------     -----           -------------

Due within
one year                $2,100     6.70%          6.70%              $1,047      5.46% - 5.58%  5.57%

After one but
within five years       $3,848     4.64% - 8.35%  6.17%              $3,985      4.64% - 8.35%  6.07%

After five
years                   $23,621    3.30% - 7.28%  6.18%             $21,473      3.30% - 6.81%  5.61%


NOTE 4.     REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2000.


                                                 (Dollars in thousands)
                                                                         To be
                                                                         Categorized as "Well
                                                                         Capitalized" Under
                                                   For Capital           Prompt Corrective
                                  Actual           Adequacy Purposes     Action Provisions
                              ---------------      -----------------     -----------------
                              Amount     Ratio     Amount     Ratio      Amount     Ratio
                              ------     -----     ------     -----      ------     -----
Total Risk-Based Capital
(To Risk-Weighted Assets)     $ 11,146   13.2%     $ 6,769    8.0%       $ 8,461    10.0%

Tier I Capital
(To Risk-Weighted Assets)     $ 10,637   12.6%     N/A        N/A        $5,076      6.0%

Tier I Capital
(To Total Assets)             $ 10,637    9.4%     $ 4,538    4.0%*      $5,673      5.0%

Tangible Capital
(To Total Assets)             $ 10,637    9.4%     $ 1,702    1.5%       N/A         N/A

     * Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.


NOTE 5.     EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which was adopted by HCFC as of December 31, 1997. Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP"), and stock options granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.


                                                       For the Three Months Ended
                                                       --------------------------
                                                               June 30, 2000
                                                               -------------
                                                               Weighted
                                                               Average           Per
                                               Income          Shares            Share
                                               (Numerator)     (Denominator)      Amount
                                                -----------     -------------     ------

Basic EPS
    Income available to common shareholders      $248,077       746,898          $0.33

    Effect of dilutive securities
    RRP shares                                          0        16,280
    ESOP shares                                         0        53,322
    Stock options *                                     0             0
                                                 --------       -------
Diluted EPS
    Income available to common shareholders +
     assumed conversions                         $248,077       816,500          $0.30
                                                 ========       =======          =====

* Because the exercise prices of the options exceed the fair market value at June 30, 2000, the shares subject to options are not included in calculating diluted earnings per share.

                                                        For the Three Months Ended
                                                        --------------------------
                                                                June 30, 1999
                                                                -------------
                                                                Weighted
                                                                Average          Per
                                                 Income         Shares           Share
                                                (Numerator)    (Denominator)     Amount
                                                 --------       -----------      ------
Basic EPS                                        $249,524       776,909          $0.32
    Income available to common shareholders

Effect of dilutive securities
    RRP shares                                          0        21,541
    ESOP shares                                         0        60,940
    Stock options                                       0        24,164
                                                 --------       -------
Diluted EPS
    Income available to common shareholders +    $249,524       883,554          $0.28
     assumed conversions                         ========       =======          =====



                                                        For the Six Months Ended
                                                        ------------------------
                                                                June 30, 2000
                                                                -------------
                                                                Weighted
                                                                Average          Per
                                                 Income         Shares           Share
                                                (Numerator)    (Denominator)     Amount
                                                -----------    -------------     ------
Income available to common shareholders         $488,683       754,042           $0.65

    Effect of dilutive securities
    RRP shares                                         0        16,412
    ESOP shares                                        0        53,322
    Stock options *                                    0             0
                                                --------       -------

Diluted EPS
    Income available to common shareholders +
     assumed conversions                        $488,683       823,776           $0.59
                                                ========       =======           =====

* Because the exercise prices of the options exceed the fair market value at June 30, 2000, the shares subject to options are not included in calculating diluted earnings per share.



                                                       For the Six Months Ended
                                                       ------------------------
                                                               June 30, 1999
                                                               -------------
                                                               Weighted
                                                               Average           Per
                                                 Income        Shares            Share
                                                (Numerator)    (Denominator)     Amount
                                                -----------    -------------     ------
Basic EPS
     Income available to common shareholders    $468,869       777,687           $0.60

Effect of dilutive securities
     RRP shares                                        0        20,763
     ESOP shares                                       0        60,940
     Stock options                                     0        24,164
                                                 -------       -------
Diluted EPS
     Income available to common shareholders +
      assumed conversions                       $468,869       883,554           $0.53
                                                ========       =======           =====

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
==============================================================================

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

    The Company is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of the Bank. The Bank conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.


    Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and six-month periods ended June 30, 2000 and 1999. ESOP shares subject to a loan pledge agreement are not considered to be outstanding shares for the purpose of determining the weighted-average number of shares used in the earnings per common share calculation.

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


                        Changes in Financial Condition

    At June 30, 2000, the consolidated assets of the Company totaled $113.6 million, an increase of $2.9 million, or 2.67%, and $5.7 million, or 5.24%, from $110.7 million and $108.0 at March 31, 2000, and December 31, 1999, respectively. The increase in total assets was primarily the result of a $6.9 million increase in loans receivable funded primarily by a $3.1 million increase in advances from the FHLB and a $2.6 million increase in deposits.

    Net loans receivable increased by $2.8 million during the three months ended June 30, 2000, in addition to the $4.1 million increase during the first three months of 2000. The total increase in loans outstanding since December 31, 1999, was $6.9 million, or 7.14%. The increase was primarily in the non-residential real estate and commercial loan portfolio.

    Investment securities increased $269,000, or 8.83%, from $3.0 million at December 31, 1999, to $3.3 million at June 30, 2000. The increase was primarily the result of the net increase in the Bank's municipal bond holdings.

    During the six months ended June 30, 2000, $51,000 of principal payments
were received on mortgage- backed and related securities.   No other
transactions, purchases or sales, occurred during the period.

    Deposit liabilities increased $2.6 million, or 3.77%, from $69.7 million at December 31, 1999, to $72.3 million at June 30, 2000. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

    Advances from the FHLB increased $3.1 million, or 11.56%, from $26.5 million at December 31, 1999, to $29.6 million at June 30, 2000. The funds obtained were utilized to support the increased loan demand.

    Total shareholders' equity remained relatively constant, decreasing $66,000, or 0.59%, from December 31, 1999, to June 30, 2000. This decrease was primarily the result of a $346,000 purchase of treasury shares, the $172,000 cash dividend payments and the $46,000 unrealized losses on securities available-for-sale, all of which were partially offset by the $489,000 of first half 2000 earnings and the $9,000 RRP distribution.

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

    OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At June 30, 2000, the Bank's regulatory liquidity ratio was 7.23%. At such date, the Bank had commitments to originate loans totaling $8.6 million, no commitments to purchase or sell loans and a commitment of $2.8 million for the construction of a new main office. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

    The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at June 30, 2000.

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

    OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8.0% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $488,000 at June 30, 2000.

    At June 30, 2000, the Bank had committed to capital expenditures of $2.8 million for the construction of a new main office and operations center scheduled for completion in mid 2001.

    On February 28, 2000, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.105 per share to each shareholder of record on March 9, 2000, paid on March 15, 2000. On May 22, 2000, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.105 per share to each shareholder of record on June 5, 2000, paid on June 15, 2000.


                           Results of Operations

Comparison of Three Months Ended June 30, 2000 and 1999

    General. Net income decreased $2,000, or 0.80%, from $250,000 for the three months ended June 30, 1999, to $248,000 for the three months ended June 30, 2000. This decrease was primarily attributed to $78,000 more noninterest expense which was partially offset by an increase of $68,000 in noninterest income, and decreases in the provisions for federal income tax expense and possible loan losses.

    Interest Income. The $19.6 million increase in average earning assets contributed to an increase in interest income of $420,000, or 21.88%, for the three months ended June 30, 2000 compared to 1999. The increase was attributed mainly to the additional loan income of $396,000 resulting from an increase in loans receivable. Of the overall increase in interest income, $432,000 is attributable to earning asset volume increases offset by a decrease of $12,000 attributable to rate or yield.

    Interest Expense. Interest expense on deposit liabilities increased $165,000, or 21.15%, for the three months ended June 30, 2000, as compared to the same period in 1999. The total average deposits increased by $8.8 million comparing the quarter ended June 30, 2000 to 1999, and the average interest rate paid on interest-bearing deposits increased by 30 basis points from 5.15% for the three months ended June 30, 1999, to 5.45% for the same period ended June 30, 2000. The average balance of FHLB advances increased from $17.2 million for the three-month period ended June 30, 1999, to $28.2 million for the same period ended June 30, 2000, resulting in an increase in interest on FHLB advances of $187,000 for the three months ended June 30, 2000, compared to the same period ended June 30, 1999. Of the overall increase in interest expense, $264,000 is attributable to interest costing liability volume increases and $88,000 is attributable to increases in rates paid.

    Provision for Loan Losses. The provision for loan losses was $10,000 and there were net charge-offs of $28,000 during the three months ended June 30, 2000, compared to a $12,000 provision and charge-offs of $14,000 during the three months ended June 30, 1999. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

    Noninterest Income. Noninterest income increased by $1,000 for the three months ended June 30, 2000, compared to the same period in 1999. The increase was related to an increase of $5,000 in miscellaneous fees and charges offset by a decrease of $4,000 in income from life insurance contracts.

    Noninterest Expense. Noninterest expense increased $78,000, or 13.40%, to $660,000 for the three months ended June 30, 2000, from $582,000 in the comparable period in 1999. Of this increase, $38,000 was attributable to an increase in compensation and benefit expense in 2000, reflecting the expense associated with additional staffing related to preparations for the new main office operations. The annualized ratio of noninterest expense to average total assets was 2.35% and 2.55% for the three months ended June 30, 2000 and 1999, respectively.

    Income Taxes. The provision for income taxes decreased $5,000 for the three months ended June 30, 2000, compared with the prior year, primarily as a result of composition of the taxable and non-taxable income for the quarter.


Comparison of Six Months Ended June 30, 2000 and 1999

    General. Net income increased $20,000, or 4.26%, from $469,000 for the six months ended June 30, 1999, to $489,000 for the six months ended June 30, 2000. This increase was primarily attributed to an increase of $170,000 in net interest income, an increase of $27,000 in noninterest income and decreases in the provisions for federal income tax expense and possible loan losses, partially offset by an increase of $192,000 in noninterest expense.

    Interest Income. The $19.7 million increase in average earning assets contributed to an increase in interest income of $838,000, or 22.37%, for the six months ended June 30, 2000, compared to 1999. The increase was attributed to the additional loan income of $788,000 resulting from an increase in loans receivable, and an increase of $50,000 in interest income on other earning assets. Of the overall increase in interest income, $866,000 is attributable to earning asset volume increases offset by a decrease of $28,000 attributable to rate or yield.

     Interest Expense. Interest expense on deposit liabilities increased $307,000, or 19.82%, for the six months ended June 30, 2000, as compared to the same period in 1999. Although total average interest-bearing deposits increased by $8.6 million comparing the six months ended June 30, 2000 to 1999, the average interest rate paid on interest-bearing deposits increased by 25 basis points from 5.16% for the six-month period ended June 30, 1999, to 5.41% for the same period ended June 30, 2000. The average balance of FHLB advances increased from $15.9 million for the six-month period ended June 30, 1999, to $27.3 million for the same period ended June 30, 2000, resulting in an increase in interest on FHLB advances of $361,000 for the six-month period ended June 30, 2000, compared to the same period ended June 30, 1999. Of the overall increase in interest expense, $526,000 is attributable to interest costing liability volume increases and $142,000 is attributable to increases in rates paid.

    Provision for Loan Losses. The provision for loan losses was $25,000 and there were net charge-offs of $28,000 during the six months ended June 30, 2000, compared to a $29,000 provision and net charge-offs of $23,000 during the six months ended June 30, 1999. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

    Noninterest Income. Noninterest income increased by $27,000 for the six months ended June 30, 2000, compared to the same period in 1999. The increase was related to an increase of $14,000 in income from life insurance contracts and an increase of $13,000 in miscellaneous fees and charges.

    Noninterest Expense. Noninterest expense increased $192,000, or 17.13%, to $1.3 million for the six months ended June 30, 2000, from $1.1 million in the comparable period in 1999. Of this increase, $90,000 was attributable to an increase in compensation and benefit expense in 2000, reflecting additional staffing related to preparations for the new main office operations. The annualized ratio of noninterest expense to average total assets was 2.37% and 2.51% for the six months ended June 30, 2000 and 1999, respectively.

    Income Taxes. The provision for income taxes decreased $11,000 for the six months ended June 30, 2000, compared with the prior year, primarily as a result of composition of the taxable and non-taxable income for the six month period.

                           PART II - OTHER INFORMATION
=============================================================================




ITEM

     1 - LEGAL PROCEEDINGS

         None

     2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

     3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

     4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

     5 - OTHER INFORMATION

         Not Applicable

     6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibit 27: Financial Data Schedule, June 30, 2000.

         b. No report on Form 8-K was filed during the quarter ended June 30, 2000.

         c. Exhibit 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            HOME CITY FINANCIAL CORPORATION

August 9, 2000                              /s/ Douglas L. Ulery
------------------------                    --------------------------------
Date:                                       Douglas L. Ulery
                                            President


August 9, 2000                              /s/ Charles A. Mihal
------------------------                    --------------------------------
Date:                                       Charles A. Mihal
                                            Treasurer and
                                            Chief Financial Officer