Form 10QSB
period 2000-09-30
HOME CITY FINANCIAL CORP
filed 2000-11-13
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          _________ TO __________

                       Commission file number  - 0-21809
                         HOME CITY FINANCIAL CORPORATION
                         -------------------------------
       (Exact name of small business issuer as specified in its charter)


                     OHIO                                34-1839475
     -------------------------------     -----------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)



      63 West Main Street
      Springfield, Ohio                                    45502
      ---------------------------------------              ---------
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


As of November 3, 2000, 816,500 shares of common stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                TABLE OF CONTENTS
------------------------------------------------------------------------------


                                                                 Page Number

PART I FINANCIAL INFORMATION

     ITEM
     1.  Financial Statements (Unaudited)
         Consolidated balance sheets --                                    3
         September 30, 2000, and December 31, 1999

         Consolidated statements of income --                              4
         Three and nine months ended September 30, 2000 and 1999

         Consolidated statements of changes in                             5
         shareholders' equity -Nine months ended September 30, 2000

         Consolidated statements of cash flows --                          6
         Nine months ended September 30, 2000 and 1999

         Notes to consolidated financial                                   7
         statements -- September 30, 2000, and December 31, 1999

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11


PART II OTHER INFORMATION

ITEM
         1.  Legal Proceedings                                            16

         2.  Changes in Securities and Use of Proceeds                    16

         3.  Defaults upon Senior Securities                              16

         4.  Submission of Matters to a Vote of Security Holders          16

         5.  Other Information                                            16

         6.  Exhibits and Reports on Form 8-K                             16

Signatures                                                                17

                          PART I - FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                 (Dollars in thousands)
                                                                 (Unaudited)
                                                                 At September 30,       At December 31,
                                                                 ----------------       ---------------
                                                                 2000                   1999
                                                                 ----                   ----

ASSETS
Cash and cash equivalents
  Cash and due from banks                                      $  1,628               $  3,201
  Interest-bearing demand deposits in other banks                   606                    282
                                                                -------               --------
     Total cash and cash equivalents                              2,234                  3,483

Time deposits with original maturities of 90 days or more            24                     24
Investment securities available-for-sale, at fair value           3,612                  3,045
Mortgage-backed securities available-for-sale, at fair value        351                    424
Loans, net                                                      107,696                 96,844
Stock in Federal Home Loan Bank                                   1,649                  1,372
Accrued interest receivable                                         686                    520
Properties and equipment                                          1,693                  1,015
Cash surrender value of life insurance                            1,222                  1,181
Deferred income taxes                                                 0                     18
Other assets                                                        217                     63
                                                               --------               --------
     TOTAL ASSETS                                              $119,384               $107,989
                                                               ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                      $  74,613               $ 69,671
Federal Home Loan Bank Advances                                  32,660                 26,505
Accrued interest payable                                            223                    177
Advance payments by borrowers for taxes and insurance                98                    119
Deferred income taxes                                                17                      0
Other liabilities                                                   391                    301
                                                               ---------             --------
     TOTAL LIABILITIES                                          108,002                 96,773

Shareholders' equity
Preferred shares, no par value; 1,000,000 shares
  authorized; none issued                                              0                     0
Common shares, no par value; 5,000,000 shares
  authorized; 952,200 shares issued                                    0                     0
Additional paid-in capital                                         6,033                 6,033
Retained earnings, substantially restricted                        7,724                 7,288
Treasury shares, at cost                                          (1,862)               (1,516)
Accumulated other comprehensive income                               376                   309
Common shares purchased by:
  Employee Stock Ownership Plan                                     (533)                 (533)
  Recognition and Retention Plan                                    (356)                 (365)
                                                                --------              --------
     TOTAL SHAREHOLDERS' EQUITY                                   11,382                11,216
                                                                --------              --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $119,384              $107,989
                                                                ========              ========

----------------------
See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------

                                                                       (Dollars in thousands)
                                                                       (Unaudited)                         (Unaudited)
                                                                       3 Months Ended                      9 Months Ended
                                                              September 30,     September 30,     September 30,     September 30,
                                                              -------------     -------------     -------------     -------------
                                                              2000              1999              2000              1999
                                                              ----              ----              ----              ----
INTEREST INCOME
Loans                                                        $2,285             $1,932            $6,710            $5,569
Mortgage-backed securities                                        6                  7                18                23
Investment securities                                            81                 61               228               154
                                                             ------             ------            ------            ------
  TOTAL INTEREST INCOME                                       2,372              2,000             6,956             5,746

INTEREST EXPENSE
Deposits                                                      1,013                815             2,869             2,364
Borrowed funds                                                  482                266             1,271               694
                                                             ------             ------            ------            ------
  TOTAL INTEREST EXPENSE                                      1,495              1,081             4,140             3,058
                                                             ------             ------            ------            ------
  NET INTEREST INCOME                                           877                919             2,816             2,688
Provision for loan losses                                        15                  5                40                34
                                                             ------             ------            ------            ------

  NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                             862                914             2,776             2,654

NONINTEREST INCOME
Service charges on deposits                                       4                  4                12                11
Life insurance                                                   18                 17                69                54
Net loss on sale of investments                                  (2)                 0                (2)                0
Other income                                                     16                 10                43                25
                                                             ------             ------            ------            ------

  TOTAL NONINTEREST INCOME                                       36                 31               122                90
                                                             ------             ------            ------            ------
NONINTEREST EXPENSE
Salaries and employee benefits                                  282                273               941               842
Supplies, telephone and postage                                  21                 22                75                62
Occupancy and equipment                                          55                 57               150               146
FDIC deposit insurance                                            4                  9                11                27
Data processing                                                  36                 37               115               103
Legal, accounting and examination                                96                 74               259               220
Franchise taxes                                                  29                 40               109               124
Other expenses                                                   91                 64               267               173
                                                             ------             ------            ------            ------
  TOTAL NONINTEREST EXPENSE                                     614                576             1,927             1,697
                                                             ------             ------            ------            ------
  NET INCOME BEFORE FEDERAL INCOME
     TAX EXPENSE                                                284                369               971             1,047

Federal income tax expense                                       79                110               277               319
                                                             ------             ------            ------            ------

  NET INCOME                                                 $  205             $  259            $  694            $  728
                                                             ======             ======            ======            ======

Earnings per common share - basic                             $0.27              $0.33             $0.92             $0.93
Earnings per common share - diluted                           $0.25              $0.30             $0.84             $0.83

-----------------------
See accompanying notes.

                          HOME CITY FINANCIAL CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------

                                                                                              (Dollars in thousands)
                                Number of shares                                                      Amounts
                                                                                          Accumu-
                                                                                          lated
                                         Common    Common    Addi-                        other    Common     Common
                                         shares    shares    tional                       compre-  shares     shares     Compre-
                       Common  Treasury  purchased purchased paid-in  Retained Treasury   hensive  purchased  purchased  hensive
                       shares  shares    by ESOP   by RRP    capital  earnings shares     income   by ESOP    by RRP     income
                       ------  ------    -------   ------    -------  -------- ------     ------   -------    ------     ------
December 31, 1998      952,200 (92,810)  (60,940)  (19,041)  $6,013   $6,658   $(1,304)   $517     $(609)     $(405)
Net income                                                               976                                             $976
Other comprehensive income
     Change in unrealized
     gain (loss) on securities
     available-for-sale, net of
     deferred income
     tax of $108                                                                          (208)                          (208)
                                                                                                                         ----
Comprehensive income                                                                                                     $768
                                                                                                                         ====
Purchase of treasury shares    (16,000)                                           (212)
Purchase of common shares
     by Recognition and
     Retention Plan                                 (2,500)                                                     (43)
Shares allocated under
     Employee Stock
     Ownership Plan                        7,618                 26                                   76
Shares earned under
     Recognition and
     Retention Plan                                  4,761       (6)                                             83
Dividends declared
    ($.405 per share)                                                   (346)
                       ------- --------  -------   -------   ------   ------   --------   ----     ------     ------
December 31, 1999      952,200 (108,810) (53,322)  (16,780)  $6,033   $7,288   $(1,516)   $309     $(533)     $(365)
Net income                                                               694                                             $694
Other comprehensive income
     Change in unrealized
     gain (loss) on securities
     available-for-sale, net of
     deferred income
     tax of $35                                                                             67                             67
                                                                                                                         ----
Comprehensive income                                                                                                     $761
                                                                                                                         ====
Purchase of treasury shares    (26,890)                                           (346)
Shares earned under
     Recognition and
     Retention Plan                                    500                                                        9
Dividends declared
     ($. 315 per share)                                                 (258)
                       ------- --------   -------  ------- -------   -------  --------    ----    -------    -------
September 30, 2000     952,200 (135,700)  (53,322) (16,280) $ 6,033  $ 7,724  $ (1,862)   $376    $ (533)    $ (356)
                       ======= =========  ======== ======== =======  =======  =========   ====    =======    =======

                           HOME CITY FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

                                                           (Dollars in thousands)
                                                           (Unaudited)         (Unaudited)
                                                           9 Months Ended      9 Months Ended
                                                           September 30,       September 30,
                                                           -------------       -------------
                                                           2000                1999
                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $694                $728
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Premium amortization, net of discount accretion          12                   9
    Provision for loan losses                                40                  34
    Loss on sale of securities                                2                   0
    Depreciation                                             57                  50
    Deferred income taxes                                    28                 (54)
    Life insurance income, net of expenses                  (41)                (38)
    Employee Stock Ownership Plan compensation expense       96                  23
    Recognition and Retention Plan compensation expense      66                  52
    FHLB stock dividends                                    (79)                (45)
    Proceeds from sales of loans                            317                   0
    Net change in:
      Accrued interest receivable                          (166)                (99)
      Accrued interest payable                               46                  38
      Other assets                                         (154)               (185)
      Other liabilities                                      90                  12
                                                         ------                 ----
    Net cash provided by operating activities             1,008                 525
                                                         ------                 ----

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                   (893)             (1,486)
Proceeds from sales of securities available-for-sale         398                 236
Proceeds from maturities of securities available-for-sale     20               1,270
Collections on mortgage-backed securities available-for-sale  67                  85
Net increase in loans                                    (11,397)            (13,023)
Purchases of properties and equipment                       (735)               (482)
Purchase of FHLB stock                                      (198)               (448)
                                                         -------             -------
    Net cash used in investing activities                (12,738)            (13,848)
                                                         -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                   4,942               5,939
Net increase in short-term FHLB advances                   4,300               1,800
Proceeds from new long-term FHLB advances                  2,225               8,600
Payments on long-term FHLB advances                         (370)               (452)
Net decrease in advance payments by borrowers for
    taxes and insurance                                      (21)                 (3)
Proceeds from notes payable                                   50                   0
Payments on notes payable                                    (50)             (1,800)
Distribution of common shares by
    Recognition and Retention Plan                             9                   0
Purchase of common shares by
    Recognition and Retention Plan                             0                 (42)
Purchase of treasury shares                                 (346)                  0
Cash dividends paid                                         (258)               (258)
                                                         -------              ------
    Net cash provided by financing activities             10,481              13,784

    Net increase (decrease) in cash and cash equivalents  (1,249)                461

CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD          3,483               1,910
                                                          ------              ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $2,234              $2,371
                                                          ======              ======
Supplemental Disclosure of Cash Flow Information

    Cash paid for interest on deposits and borrowed funds $4,094              $3,020
                                                          ======              ======

    Cash paid for income taxes                            $  249              $  398
                                                          ======              ======

-----------------------
See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     (Unaudited)
------------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of September 30, 2000, and December 31, 1999, and the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows:


                                                Nine
                                                Months Ended      Year Ended
                                                September 30,     December 31,
                                                2000              1999
                                                ----              ----

Balance, beginning of period                    $491              $486
Provision for loan losses                         40                34
Charge-offs                                      (57)              (31)
Recoveries                                         0                 2
                                                ----              ----
Balance, end of period                          $474              $491
                                                ====              ====


NOTE 3.   ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at September 30, 2000, consisted of eleven short-term advances totaling $5.3 million and twenty-two long-term advances totaling $27.4 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                  (Dollars in thousands)
                            At September 30, 2000                      At December 31, 1999
                      --------------------------------------     ----------------------------------------

                                  Range of     Weighted-                       Range of         Weighted-
                                  interest     average                         interest         average
                       Amount     rates        interest rate      Amount       rates            interest rate
                       ------     -----        -------------      ------       -----            -------------
Due within
one year               $5,300     6.69%        6.69%              $1,047       5.46% - 5.58%     5.57%

After one but
within five years      $3,779     4.64%-8.35%  6.14%              $3,985       4.64% - 8.35%     6.07%

After five years       $23,581    3.30%-7.28%  6.17%             $21,473       3.30% - 6.81%     5.61%



NOTE 4.   REGULATORY CAPITAL

     The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2000.


                                                 (Dollars in thousands)
                                                                        To be
                                                                        Categorized as "Well
                                                  Required              Capitalized" Under
                                                  For Capital           Prompt Corrective
                                    Actual        Adequacy Purposes     Action Provisions
                              -----------------   -----------------     -----------------
                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                              ------     -----     ------     -----     ------     -----
Total Risk-Based Capital
(To Risk-Weighted Assets)     $11,422     13.1%    $6,969     8.0%      $8,711     10.0%

Tier I Capital
(To Risk-Weighted Assets)     $10,671     12.3%     N/A       N/A       $5,227      6.0%

Tier I Capital
(To Total Assets)             $10,671      9.0%    $4,769     4.0%*     $5,961      5.0%

Tangible Capital
(To Total Assets)             $10,671      9.0%    $1,788      1.5%      N/A        N/A


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


                                                  For the Three Months Ended
                                                  --------------------------
                                                       September 30, 2000
                                                       ------------------
                                                               Weighted-
                                                               average          Per
                                               Income          Shares           Share
                                               (Numerator)     (Denominator)    Amount
                                               -----------     -------------    ------
Basic EPS
     Income available to common shareholders    $205,259       746,898          $0.27

     Effect of dilutive securities
     RRP shares                                        0        16,280
     ESOP shares                                       0        53,322
     Stock options *                                   0             0
                                                --------       -------
Diluted EPS
     Income available to common shareholders +
       assumed conversions                      $205,259       816,500          $0.25
                                                ========       =======          =====


* Because the exercise prices of the options exceed the fair market value at September 30, 2000, the shares subject to options are not included in calculating diluted earnings per share.



                                                  For the Three Months Ended
                                                  --------------------------
                                                       September 30, 1999
                                                       -------------------
                                                               Weighted-
                                                               average          Per
                                               Income          Shares           Share
                                               (Numerator)     (Denominator)    Amount
                                               -----------     -------------    ------
Basic EPS                                       $258,713       776,909          $0.33
     Income available to common shareholders

        Effect of dilutive securities
        RRP shares                                     0        21,541
        ESOP shares                                    0        60,940
        Stock options                                  0        14,695
                                                 -------       -------          -----
Diluted EPS
     Income available to common shareholders +
       assumed conversions                      $258,713       874,085          $0.30
                                                ========       =======          =====


                                                  For the Nine Months Ended
                                                  -------------------------
                                                       September 30, 2000
                                                       ------------------
                                                               Weighted-
                                                               average          Per
                                                Income         Shares           Share
                                                (Numerator)    (Denominator)    Amount
                                                -----------    -------------    ------
Basic EPS
     Income available to common shareholders    $693,942       751,661          $0.92

     Effect of dilutive securities
     RRP shares                                        0        16,367
     ESOP shares                                       0        53,322
     Stock options *                                   0             0
                                                 -------       -------

Diluted EPS
     Income available to common shareholders +
       assumed conversions                      $693,942       821,350          $0.84
                                                ========       =======          =====


     *Because the exercise prices of the options exceed the fair market value at September 30, 2000,the shares subject to options are not included in calculating diluted earnings per share.



                                                  For the Nine Months Ended
                                                  -------------------------
                                                       September 30, 1999
                                                       ------------------
                                                               Weighted-
                                                               average          Per
                                                Income         Shares           Share
                                                (Numerator)    (Denominator)    Amount
                                                -----------    -------------    ------
Basic EPS
     Income available to common shareholders    $727,582       777,427          $0.93

        Effect of dilutive securities
        RRP shares                                     0        21,022
        ESOP shares                                    0        60,940
        Stock options                                  0        21,007
                                                 -------       -------
Diluted EPS
     Income available to common shareholders +
       assumed conversions                      $727,582       880,396          $0.83
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

General

     Home City Financial Corporation ("Company") is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of Home City Federal Savings Bank of Springfield ("Bank"). The Bank conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

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

     In August 2000 the Company formed a subsidiary, Home City Insurance Agency, Inc. ("Home City Agency"), for the purpose of acquiring the business of Rice Insurance Agency, Inc. (the "Rice Agency"), pursuant to an agreement between the Company and the Rice Agency. The Home City Agency will offer auto, home, farm, commercial, life, health and hospitalization insurance. The acquisition is expected to close during the fourth quarter of 2000.

      Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and nine-month periods ended September 30, 2000 and 1999. ESOP shares subject to a loan pledge agreement are not considered to be outstanding shares for the purpose of determining the weighted-average number of shares used in the earnings per common share calculation.

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

     P. Clark Engelmeier, the Chairman of the Board of the Company and the Bank, died on October 24, 2000, after a short illness. Mr. Engelmeier served the Bank and its customers for 23 years, and he will be greatly missed. The directors of the Company and the Bank plan to appoint someone to fill the resulting vacancies on the Board of Directors of the two companies, although no individual has yet been identified.


                         Changes in Financial Condition

     At September 30, 2000, the consolidated assets of the Company totaled $119.4 million, an increase of $5.8 million, or 5.05%, and $11.4 million, or 10.55%, from $113.6 million and $108.0 at June 30, 2000, and December 31, 1999, respectively. The increase in total assets was primarily the result of a $10.8 million increase in loans receivable funded primarily by a $6.2 million increase in advances from the FHLB and a $4.9 million increase in deposits.


     Net loans receivable increased by $3.9 million during the three months ended September 30, 2000, in addition to the $7.0 mease in loans outstanding since December 31, 1999, was $10.9 million, or 11.21%. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     Investment securities increased $567,000, or 18.62%, from $3.0 million at December 31, 1999, to $3.6 million at September 30, 2000. The increase was primarily the result of the net increase in the Bank's municipal bond holdings.

     During the nine months ended September 30, 2000, $67,000 of principal
payments were received on mortgage-backed and related securities.   No other
transactions, purchases or sales, occurred during the period.

     Deposit liabilities increased $4.9 million, or 7.09%, from $69.7 million at December 31, 1999, to $74.6 million at September 30, 2000. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB increased $6.2 million, or 23.22%, from $26.5 million at December 31, 1999, to $32.7 million at September 30, 2000. The funds obtained were utilized to support the increased loan demand.

     Total shareholders' equity remained relatively constant, increasing $166,000, or 1.48%, from December 31, 1999, to September 30, 2000. This increase was primarily the result of the $694,000 of the first three quarters 2000 earnings, the $67,000 unrealized gains on securities available-for-sale and the $9,000 RRP distribution, all of which were partially offset by the $346,000 repurchase of the Company's shares and the $258,000 of cash dividend payments.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At September 30, 2000, the Bank's regulatory liquidity ratio was 7.52%. At such date, the Bank had commitments to originate loans totaling $10.1 million, no commitments to purchase or sell loans and a remaining commitment of $2.0 million for the construction of a new main office. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at September 30, 2000.

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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8.0% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $474,000 at September 30, 2000.
At September 30, 2000, the Bank had remaining capital expenditure commitments of $2.0 million for the construction of a new main office and operations center scheduled for completion in mid 2001.

     On February 28, 2000, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.105 per share to each shareholder of record on March 9, 2000, paid on March 15, 2000. On May 22, 2000, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.105 per share to each shareholder of record on June 5, 2000, paid on June 15, 2000. On August 28, 2000, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.105 per share to each shareholder of record on September 7, 2000, paid on September 15, 2000.

                              Results of Operations

Comparison of Three Months Ended September 30, 2000 and 1999

     General. Net income decreased $54,000, or 20.85%, from $259,000 for the three months ended September 30, 1999, to $205,000 for the three months ended September 30, 2000. This decrease was primarily attributed to a $42,000 decrease in net interest income, a $38,000 increase in noninterest expense and a $10,000 increase in the provision for loan losses, which were partially offset by an increase of $5,000 in noninterest income and a $31,000 decrease in the provision for federal income tax expense.

     Interest Income. The $19.4 million increase in average earning assets contributed to an increase in interest income of $372,000, or 18.60%, for the three months ended September 30, 2000, compared to the same period in 1999. The increase was attributed mainly to the additional loan income of $407,000 resulting from an increase in loans receivable. Of the overall increase in interest income, $418,000 is attributable to earning asset volume increases partially offset by a decrease of $46,000 attributable to a decrease in rate or yield.

     Interest Expense. Interest expense on deposit liabilities increased $198,000, or 24.29%, for the three months ended September 30, 2000, as compared to the same period in 1999. The total average deposits increased by $8.2 million comparing the quarter ended September 30, 2000, to the same quarter in 1999, and the average interest rate paid on interest-bearing deposits increased by 51 basis points from 5.22% for the three months ended September 30, 1999, to 5.73% for the same period ended September 30, 2000. The average balance of FHLB advances increased from $19.4 million for the three-month period ended September 30, 1999, to $30.7 million for the same period ended September 30, 2000, resulting in an increase in interest on FHLB advances of $216,000 for the three months ended September 30, 2000, compared to the same period ended September 30, 1999. Of the overall increase in interest expense, $267,000 is attributable to interest costing liability volume increases and $147,000 is attributable to increases in rates paid.

     Provision for Loan Losses. The provision for loan losses was $15,000 and there were net charge-offs of $29,000 during the three months ended September 30, 2000, compared to a $5,000 provision and charge-offs of $6,000 during the three months ended September 30, 1999. The provision was increased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     Noninterest Income. Noninterest income increased by $5,000 for the three months ended September 30, 2000, compared to the same period in 1999. The increase was related to an increase of $6,000 in miscellaneous fees and charges and an increase of $1,000 in income from life insurance contracts offset by a net loss of $2,000 on sale of investments.

     Noninterest Expense. Noninterest expense increased $38,000, or 6.60%, to $614,000 for the three months ended September 30, 2000, from $576,000 in the comparable period in 1999. Of this increase, $9,000 was attributable to an increase in compensation and benefit expense in 2000, reflecting the expense associated with additional staffing related to preparations for the new main office operations, and $22,000 resulted from increased legal and consulting fees relative to the acquisition of the business of the Rice Insurance
Agency. The annualized ratio of noninterest expense to average total assets was 2.11% and 2.42% for the three months ended September 30, 2000 and 1999, respectively.

     Income Taxes. The provision for income taxes decreased $31,000 for the three months ended September 30, 2000, compared with the prior year, primarily reflecting the decrease in taxable income for the quarter.

Comparison of Nine Months Ended September 30, 2000 and 1999

     General. Net income decreased $34,000, or 4.67%, from $728,000 for the nine months ended September 30, 1999, to $694,000 for the nine months ended September 30, 2000. This decrease was primarily attributed to an increase of $230,000 in noninterest expense and an increase of $6,000 in the provision for possible loan losses, partially offset by an increase of $128,000 in net interest income, an increase of $32,000 in noninterest income and a decrease of $42,000 in the provision for federal income tax expense.

     Interest Income. The $19.6 million increase in average earning assets contributed to an increase in interest income of $1.2 million, or 21.06%, for the nine months ended September 30, 2000, compared to 1999. The increase was almost entirely attributed to the additional loan income of $1.3 million resulting from the increase in loans receivable. Of the overall increase in interest income, $1.3 million is attributable to earning asset volume increases offset by a decrease of $74,000 attributable to a decrease in rate or yield.

     Interest Expense. Interest expense on deposit liabilities increased $505,000, or 21.36%, for the nine months ended September 30, 2000, as compared to the same period in 1999. Total average interest-bearing deposits increased by $8.5 million comparing the nine months ended September 30, 2000, to the same period in 1999, and the average interest rate paid on interest-bearing deposits increased by 34 basis points from 5.18% for the nine-month period ended September 30, 1999, to 5.52% for the same period ended September 30, 2000. The average balance of FHLB advances increased from $17.1 million for the nine-month period ended September 30, 1999, to $28.4 million for the same period ended September 30, 2000, resulting in an increase in interest on FHLB advances of $577,000 for the nine-month period ended September 30, 2000, compared to the same period ended September 30, 1999. Of the overall increase in interest expense, $801,000 is attributable to interest costing liability volume increases and $281,000 is attributable to increases in rates paid.

     Provision for Loan Losses. The provision for loan losses was $40,000 and there were net charge-offs of $57,000 during the nine months ended September 30, 2000, compared to a $34,000 provision and net charge-offs of $29,000 during the nine months ended September 30, 1999. The provision was increased based upon the results of the ongoing loan reviews and the composition of the loan portfolio.

     Noninterest Income. Noninterest income increased by $32,000 for the nine months ended September 30, 2000, compared to the same period in 1999. The increase was related to an increase of $15,000 in income from life insurance contracts and an increase of $19,000 in miscellaneous fees and charges partially offset by a $2,000 loss on sale of investments.

      Noninterest Expense. Noninterest expense increased $230,000, or 13.55%, to $1.9 million for the nine months ended September 30, 2000, from $1.7 million in the comparable period in 1999. Of this increase, $99,000 was attributable to an increase in compensation and benefit expense in 2000, reflecting additional staffing related to preparations for the new main office operations. The annualized ratio of noninterest expense to average total assets was 2.30% and 2.45% for the nine months ended September 30, 2000 and 1999, respectively.

     Income Taxes. The provision for income taxes decreased $42,000 for the nine months ended September 30, 2000, compared with the prior year, primarily reflecting the decrease in taxable income for the nine-month period.

                          PART II - OTHER INFORMATION
==============================================================================

ITEM

     1 - LEGAL PROCEEDINGS

         None

     2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

     3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

     4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

     5 - OTHER INFORMATION

         Not Applicable

     6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibit 27: Financial Data Schedule, September 30, 2000.

         b. No report on Form 8-K was filed during the quarter ended September 30, 2000.

         c. Exhibit 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOME CITY FINANCIAL CORPORATION

November 10, 2000                         /s/ Douglas L. Ulery
-----------------                          --------------------------------
Date:                                      Douglas L. Ulery
                                           President

November 10, 2000                          /s/ Charles A. Mihal
-----------------                          ----------------------------------
Date:                                      Charles A. Mihal
                                           Treasurer and Chief Financial Officer

                                 EXHIBIT 99


Safe Harbor Under the Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------


     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Home City Financial Corporation ("HCFC") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in HCFC's Quarterly Report on Form 10-QSB for the three months and nine months ended September 30, 2000, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

Interest Rate Risk
------------------

     HCFC's operating results are dependent to a significant degree on its net interest income, which is the difference between interest income from loans, investments and other interest-earning assets and interest expense on deposits, borrowings and other interest-bearing liabilities. The interest income and interest expense of HCFC change as the interest rates on interest-earning assets and interest-bearing liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond HCFC's control. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect HCFC's income.

Possible Inadequacy of the Allowance for Loan Losses
----------------------------------------------------

     HCFC maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem loans and changes in the composition of the loan portfolio. While the Board of Directors of HCFC believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

     Loans not secured by one- to four-family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential and nonresidential real estate loans generally depends upon the cash flow from the operation of the property, which may be negatively affected by national and local economic conditions. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans. In addition, the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

Competition
-----------

    Home City Federal Savings Bank of Springfield ("Home City") competes for deposits with other savings associations, commercial banks and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Home City competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. The size of financial institutions competing with Home City is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions.
Such increased competition may have an adverse effect upon Home City.

Legislation and Regulation that may Adversely Affect HCFC's Earnings
--------------------------------------------------------------------

     Home City is subject to extensive regulation by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC") and is periodically examined by such regulatory agencies to test compliance with various regulatory requirements. As a savings and loan holding company, HCFC is also subject to regulation and examination by the OTS. Such supervision and regulation of HCFC and Home City are intended primarily for the protection of depositors and not for the maximization of shareholder value and may affect the ability of the company to engage in various business activities. The assessments, filing fees and other costs associated with reports, examinations and other regulatory matters are significant and may have an adverse effect on HCFC's net earnings.

    The FDIC is authorized to establish separate annual assessment rates for deposit insurance of members of the Bank Insurance fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under such system, assessments may vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined by reference to the institution's capital level and the FDIC's level of supervisory concern about the institution.