Form 10KSB
period 2000-12-31
HOME CITY FINANCIAL CORP
filed 2001-03-26
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission File Number 0-21809
                              _____________________

                         HOME CITY FINANCIAL CORPORATION
                 (name of small business issuer in its charter)
                   Ohio                                          34-1839475
                   ----                                          ----------
       (State or other Jurisdiction                           (IRS Employer
     of incorporation or organization)                    Identification Number)

   63 West Main Street, Springfield, Ohio                           45502
   --------------------------------------                           -----
   (Address of principal executive offices)                       (zip code)

                      Issuer's telephone number  (937)324-5736

            Securities registered under Section 12(b) of the Exchange Act:
                                  not applicable
                                  --------------

            Securities registered under Section 12(g) of the Exchange Act

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

     State  issuer's  revenues  for  the  most  recent  fiscal year.  $9,831,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 6, 2001, 810,900 common shares of the Registrant were outstanding. The aggregate market value of the shares held by non-affiliates was $6,744,529 based upon the closing sale price of $11.000 per share as quoted by The Nasdaq Stock Market.

     DOCUMENTS  INCORPORATED  BY  REFERENCE

     The  following  sections  of  the  definitive  Proxy Statement for the 2001
Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

1.     Proposal  One  -  Election  of  Directors
2.     Compensation  of  Directors  and  Executive  Officers
3.     Voting  Securities  and  Ownership  of  Certain  Beneficial  Owners  and
Management
4.     Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     Transitional  Small  Business  Disclosure  Format     YES  ___  NO  _X_


                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

Home City Financial Corporation, a unitary savings and loan holding company incorporated in 1996 under the laws of the State of Ohio ("HCFC"), owns all of the issued and outstanding common shares of Home City Federal Savings Bank of Springfield, a savings association chartered under the laws of the United States ("Home City"). In December 1996, HCFC acquired all of the common shares issued by Home City upon its conversion from a mutual savings association to a stock savings association (the "Conversion"). Since its formation, HCFC's activities have been limited primarily to holding the common shares of Home City. In December 2000, HCFC incorporated Home City Insurance Agency, Inc. ("HCIA"), to provide for the sale of insurance related products.

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

MARKET  AREA

Home City conducts business from its main office, located in Springfield, Ohio. Springfield is located 25 miles east of Dayton, 40 miles west of Columbus and 80 miles north of Cincinnati. Home City s primary market area consists of Clark County, Ohio, and adjacent counties. Clark County, Ohio is characterized by slightly lower than average levels of income and housing values and a lower unemployment level. Its strongest employment categories are wholesale/retail trade, services and manufacturing, with smaller numbers of residents employed in the finance, insurance and real estate industry categories.

FORWARD-LOOKING  STATEMENTS

When  used  in this Form 10-KSB, the words or phrases "will likely result,"
"are expected to," will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in Home City's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home City's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect HCFC's financial performance and could cause HCFC's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.2 hereto "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2000.

2. Comparison of Results of Operations for the Fiscal Years Ended December 31, 2000 and 1999 -"Provision for Loan Losses" Management's statements regarding the adequacy of the allowance for loan losses at December 31, 2000.

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

LENDING  ACTIVITIES

GENERAL. Home City's primary lending activity is the origination of conventional mortgage loans and home equity loans secured by one- to four-family homes and nonresidential real estate located in Home City s primary lending area. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more are also offered by Home City. Home City does not originate loans insured by the Federal Housing Administration or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Home City makes commercial loans secured by assets of the borrower other than real estate and secured and unsecured consumer loans. Home City does not originate its loans in accordance with traditional secondary market guidelines.


LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Home City s loan portfolio at the dates indicated:




                                                                 At December 31,
                                                             -----------------------
                                                        2000                         1999
                                                      --------                     --------
                                                              (Dollars in thousands)
                                                             Percent of                  Percent of
                                              Amount        total loans       Amount    total loans
                                            ---------      ------------     ---------   -----------
Residential real estate loans:
One- to four-family (first mortgage)        $ 55,729          49.17%        $ 51,887      50.70%
Multifamily                                    3,797           3.35            3,423       3.34
Home equity (second mortgage)                  2,979           2.63            2,277       2.23
Nonresidential real estate loans              10,001           8.82            9,853       9.63
Land loans                                     1,010           0.89            1,681       1.64
Construction loans                             4,692           4.14            5,580       5.45
                                           ---------          -------       --------      ------

Total real estate loans                       78,208          69.00           74,701      72.99

Commercial loans:
Secured by real estate                        17,874          15.77           11,750      11.48
Other                                         10,321           9.11            9,389       9.18
                                           ---------          -------       --------      ------

Total commercial loans                        28,195          24.88           21,139      20.66

Consumer loans:
Loans on deposits                                143           0.12              193       0.19
Other consumer loans                           6,799           6.00            6,309       6.16
                                           ---------          -------        -------      ------

Total consumer loans                           6,942           6.12            6,502       6.35
                                           ---------          -------        -------      ------

Total loans                                  113,345         100.00%         102,342     100.00%
                                                             =======                     =======
Less:
Unearned and deferred income, net               (553)                           (569)
Loans in process                              (1,315)                         (4,438)
Allowance for loan losses                       (532)                           (491)
                                           ----------                       ---------

Net loans                                   $110,945                        $ 96,844
                                           ==========                       =========



LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 2000, regarding the dollar amount of loans maturing in Home City's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.



                                                                                       Due more
                         Due during the       Due 4-5      Due 6-10      Due 11-15     than 15
                    year ending December 31,  years after  years after   years after   years after
                      2001     2002    2003   12/31/00     12/31/00      12/31/00      12/31/00      Total
                      ----     ----    ----   -----------  -----------   -----------   -----------   -----
                                                (Dollars in thousands)
Mortgage loans:
Residential           $ 4,027  $  218  $  173  $   3,475   $  17,851     $  31,214     $   3,894  $  60,852
Nonresidential            160     224     111        514       4,960         7,085         2,443     15,497
Consumer loans            371     268     489      1,019         693         3,984           109      6,933
Commercial loans        8,141   1,614   1,080      4,789       4,085         6,501         1,985     28,195
                      -------  ------  ------  ---------   ---------     ---------     ---------   --------

Total loans           $12,699  $2,324  $1,853  $   9,797   $  27,589     $  48,784     $   8,431   $111,477
                      =======  ======  ======  =========   =========     =========     =========   ========

Of the loans due more than one year after December 31, 2000, loans with aggregate balances of $69.9 million have fixed rates of interest, and loans with aggregate balances of $28.8 million have adjustable interest rates.

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

OTS regulations limit the amount that Home City may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Home City makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Low to moderate income loans are granted up to 95% on single-family or duplex, owner occupied residences. Home Equity loans secured by first or second mortgages are made with a maximum combined LTV for the first and second mortgage of 100%. Home City makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, non-owner occupied residences in amounts up to 80% LTV. Home City generally requires private mortgage insurance ("PMI") for the amount of loans in excess of 80% of the value of the real estate securing such loans. PMI is required for the amount of any loan in excess of 85% of the value of the real estate and improvements for low-to-moderate income loans. Fixed-rate residential real estate loans are offered by Home City for terms of up to 15 years.

Home City has been originating adjustable-rate mortgage loans ("ARMs") for several years. ARMs are offered by Home City for terms of up to 30 years and with various alternative features. The interest rate adjustment periods on the ARMs are either one year, three years or a fixed rate for 5 to 10 years followed by one-year adjustment periods. The interest rate adjustments on ARMs presently originated by Home City are tied to changes in the weekly average yield on the one- and three-year U.S. Treasury constant maturities index. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Home City also offers ARMs on one- to four-family properties with a margin of 3.0% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan. Home City originates ARMs which have initial interest rates slightly lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is generally lower than industry standards and is considered in Home City's underwriting of any such loans with a one- to three-year adjustment period.

The aggregate amount of Home City's one- to four-family residential real estate loans equaled approximately $55.7 million at December 31, 2000, and represented 49.17% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $699,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $72,000, or 0.13%, of Home City's one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, Home City makes loans secured by multifamily properties containing over four units. Such loans are made with adjustable interest rates, a maximum LTV of 80% and a maximum term of 15 years.

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

At December 31, 2000, loans secured by multifamily properties totaled approximately $3.8 million, or 3.35% of Home City's total loan portfolio, all of which were secured by property located within Home City's primary market area, and all of which were performing in accordance with their terms. The largest loan secured by a multifamily property had a balance at December 31, 2000, of approximately $1.6 million.

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

At December 31, 2000, home equity loans totaled approximately $3.0 million, or 2.63% of Home City's total loan portfolio. All of such loans were secured by property located within Home City's primary market area and all were performing in accordance with their terms. The balance of the largest single home equity loan was $442,000 at December 31, 2000.

NONRESIDENTIAL REAL ESTATE LOANS. Home City also makes loans secured by nonresidential real estate consisting of retail stores, office buildings and businesses. (The "nonresidential real estate loans" category does not include loans made for commercial purposes that are secured by real estate, which are described under the heading "Commercial Loans.") Nonresidential real estate loans generally are originated with terms of up to 15 years and a maximum loan amount of $1.6 million. Such loans have a maximum LTV of 80%.

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

At December 31, 2000, Home City had a total of $10.0 million invested in nonresidential real estate loans, all of which were secured by property located within Home City's primary market area. Such loans comprised approximately 8.82% of Home City's total loans at such date. At such date, Home City had no nonresidential loans that were 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest nonresidential real estate loan was $843,000.

Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At December 31, 2000, Home City's nonresidential mortgage loans totaled 92.34% of Home City's tangible capital.

LAND LOANS. Home City makes two varieties of land loans. First, loans are made for the acquisition of land to be developed for construction. Such loans are usually made for relatively short periods of time, generally not more than three years, with fixed interest rates. Second, loans are also made to borrowers who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with fixed interest rates and terms of up to 15 years. Land loans are secured by the land being purchased with the loan proceeds and have maximum LTVs of 65 to 80%.

At December 31, 2000, land loans totaled approximately $1.0 million, or 0.89% of Home City's total loan portfolio. The largest land loan at December 31, 2000, had a balance of approximately $347,000. All of such loans were secured by property located within Home City's primary market area, of which no loans were more than 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

CONSTRUCTION LOANS. Home City makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates of interest and for terms of up to 15 years or adjustable rates of interest and terms of up to 30 years. Most of the construction loans originated by Home City have been made to owner-occupants for the construction of single-family homes by a general contractor.

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

At December 31, 2000, a total of $4.7 million, or approximately 4.14% of Home City's total loans, consisted of construction loans. All of Home City's construction loans are secured by property located within Home City's primary market area, and the economy of such lending area has been relatively stable. At December 31, 2000, all of such loans were performing in accordance with their terms.

COMMERCIAL LOANS.  Home City also originates loans for commercial purposes.
Such loans are of two types: those secured by nonresidential real estate and those secured by assets of the borrower other than real estate, such as equipment or receivables.

Commercial loans totaling $17.9 million at December 31, 2000, were secured by nonresidential real estate. The real estate securing commercial loans at December 31, 2000, was comprised of warehouses, office buildings and industrial buildings. This type of loan is made with terms of up to 20 years, a maximum loan amount of $1.6 million and a maximum LTV of 80%. These loans are made with adjustable interest rates, with the interest rates based on prime or one-, three- or five-year U.S. Treasury obligations.

The borrowers of commercial loans totaling $10.3 million at December 31, 2000, were classified as "small business borrowers." These loans were primarily secured by accounts receivable, inventory and equipment. The commercial loans secured other than by real estate are made with terms of up to seven years, a maximum loan amount of $1.0 million and a maximum LTV of 75%. These loans are made with adjustable interest rates, with the interest rates based on prime or prime plus a specified percentage above prime.

Commercial lending entails significant risks. The loans are subject to greater risk of default during periods of adverse economic conditions. Particularly with respect to loans secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment in the event of default. Home City tries to minimize such risks through its prudent underwriting, which includes guidelines to determine the acceptability of the collateral to be pledged. An evaluation is made of the real estate, if any, accounts receivable, inventory and equipment securing the loan as to their value, marketability, strength of brand names, stability of conditions and environmental impact in order to mitigate or minimize the risk of loss. Loan advance amounts are established in accordance with the type of collateral asset. Credit guidelines have been established relative to debt service coverage, leveraging, established profitability, guarantor strength, liquidity and sales concentration. The guarantee of the principals will generally be required on all loans made to closely held business entities and affiliates. The credit information required includes fully completed financial statements, two years' federal income tax returns, a current credit report and, generally, a formal business plan. Adequate insurance, appropriate regulatory disclosures and both a preliminary and final lawyer's title opinion or title insurance are required when real estate is involved.

At December 31, 2000, Home City had commercial loans in the aggregate amount of $28.2 million, or approximately 24.88% of Home City's total loans, each of which was performing in accordance with its terms. The total indebtedness of the largest single borrower within the commercial portfolio was $1.1 million at December 31, 2000.

CONSUMER LOANS. Home City makes various types of consumer loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to 15 years. Home City has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans, although during 2000 consumer loans decreased as a percent of Home City's loan portfolio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Home City has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

At December 31, 2000, Home City had approximately $6.9 million, or 6.12% of its total loans, invested in consumer loans, and no such loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest consumer loan was $150,000 at December 31, 2000.

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

LOAN ORIGINATIONS, PURCHASES AND SALES. Home City originates a greater number of fixed-rate loans than adjustable-rate loans. See "DESCRIPTION OF BUSINESS - Loan Maturity Schedule." Home City occasionally will participate in loans originated by other institutions. During 2000 and 1999 Home City did not participate in any loans originated by other institutions.


The following table presents Home City's loan origination and participation activity for the years indicated:




                                                           December 31,
                                                      2000               1999
                                                    --------           --------
                                                      (Dollars in thousands)
Loans originated:
One- to four-family residential (1)                $14,350            $21,978
Multifamily residential                              1,700                692
Nonresidential                                       5,457                913
Commercial - secured by real estate                  5,371              6,362
Commercial - other                                  11,271              9,726
Consumer                                             4,404              4,744
                                                   -------            -------

Total loans originated                             $42,553            $44,415

Loans purchased                                          0                  0

Reductions:
Principal repayments                               (28,007)           (23,780)
Sales of loans                                        (577)              (750)
 Increase (decrease) in other items, net (2)           132                (27)
                                                   --------          ---------

Net increase                                       $14,101            $19,858
                                                   =========         =========



(1)     Includes  construction  loans.
(2) Consists of unearned and deferred fees, costs and the allowance for loan losses.

OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association s total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may lend to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits. An exception to these limits permits loans to one borrower of up to $500,000 "for any purpose."

Based on such limits, Home City was able to lend approximately $1.8 million to one borrower at December 31, 2000. The largest amount Home City had outstanding to one borrower at December 31, 2000, was $1.6 million. Such loans were secured by commercial real estate properties. All of such loans were current at December 31, 2000.

The aggregate amount of commercial loans not primarily secured by real estate that Home City may have outstanding may not exceed 20% of Home City's total assets, and any amount in excess of 10% of total assets must be for small business loans. At December 31, 2000, Home City was in compliance with those limitations.

DELINQUENT LOANS, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, Home City attempts to cause the delinquency to be cured by contacting the borrower. In most cases, delinquencies are cured promptly.

When a loan is fifteen days or more delinquent, the borrower is sent a delinquency notice. When a loan is thirty days delinquent, Home City generally telephones the borrower. Depending upon the circumstances, Home City may also inspect the property and inform the borrower of the availability of credit counseling from Home City and counseling agencies. Before a loan becomes 90 days delinquent, Home City will make further contact with the borrower and, depending upon the circumstances, may arrange appropriate alternative payment arrangements. After a loan becomes 90 days delinquent, Home City may refer the matter to an attorney for foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower s ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Home City.

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

The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                            December 31, 2000            December 31, 1999
                                            -----------------            -----------------


                                                              Percent                  Percent
                                                              of total                 of total
                                      Number         Amount    loans   Number  Amount   loans
                                   ------------    ---------   ------  ------  -------  ------
                                                       (Dollars in thousands)
Loans delinquent for (1):
30-59 days                                 20       $  1,046   0.94%     19      $   738  0.75%
60-89 days                                 12            400   0.36       5          289  0.30
90 days and over                            6             72   0.06       5          193  0.20
                                   ----------       --------   -----  -----      -------  ----

Total delinquent loans                     38       $  1,518   1.36%     29      $ 1,220  1.25%
                                   ==========       ========   =====  =====      =======  =====

(1)     The  number of days a loan is delinquent is measured from the day the payment was due under  the  terms  of  the  loan  agreement.

The following table sets forth information with respect to the nonaccrual status of Home City's loans which are 90 days or more past due and other non-performing assets at the dates indicated:




                                                                   December 31,
                                                             -----------------------
                                                            2000       1999      1998
                                                          --------   --------   -------
                                                              (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
Residential                                               $    72     $   193   $   186
Nonresidential                                                  0           0         0
Commercial                                                      0           0         0
Consumer                                                        0           0         0
                                                         ---------    --------  --------

Total non-performing loans                                $    72         193       186

Real estate owned                                               0           0         0
                                                          --------    --------  --------

Total non-performing assets                               $    72     $   193   $   186
                                                          ========    ========  ========

Total loan loss allowance                                 $   532    $    491   $   486

Total non-performing assets as
  a percentage of total assets                               0.06%       0.18%     0.22%

Loan loss allowance as a percent
of non-performing loans                                    738.89%     254.40%   261.29%

During the fiscal year ended December 31, 2000, $42,000 in interest income was recognized and an additional $4,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 115. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms. For additional information, see Note D of the Notes to Financial Statements.

OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful," or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as substandard assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and
(ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

Generally, Home City classifies as "substandard" all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

The aggregate amount of Home City's classified assets at the dates indicated were as follows:




                                              December 31,
                                        -----------------------
                                           2000   1999   1998
                                           -----  -----  -----
                                         (Dollars in thousands)
Classified assets:
Substandard                               $ 905   $ 380  $ 366
Doubtful                                      0       0      0
Loss                                         56      47     47
                                          -----   -----  -----
Total classified assets                   $ 961   $ 427  $ 413
                                          =====   =====  =====

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

The single largest component of Home City's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by residential real estate and required down payments of 20% of the lower of the sales price or appraisal value of the real estate. In addition, these loans are secured by property in Home City s lending area of a 100-mile radius from Springfield, Ohio. Home City s practice of making loans only in their market area and requiring a 20% down payment have contributed to a low historical charge-off history.

In addition to one- to four-family residential real estate loans, Home City makes additional real estate loans, including home equity, multifamily residential real estate, nonresidential real estate and construction loans. These loans are secured by property in Home City s lending area and also require the borrower to provide a down payment. Home City also makes commercial and consumer loans. Although these types of loans are considered to involve a higher degree of risk than loans secured by one- to four-family residential real estate, Home City has experienced charge-offs from loans secured by one- to four-family residential real estate and automobiles.

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

The following table sets forth an analysis of Home City's allowance for loan losses for the years indicated:




                                                                (Dollars in thousands)

                                                                      2000       1999
                                                                     ------     ------
Balance at beginning of year                                         $ 491      $ 486

Charge-off                                                             (69)       (31)
Recoveries                                                               0          2
Provision for loan losses (charged to operations)                      110         34
                                                                     ------     ------
Balance at end of year                                               $ 532      $ 491
                                                                     ======     ======

Ratio of net charge-offs (recoveries) to average net
 loans outstanding during the year                                    0.07%      0.03%
Ratio of allowance for loan losses to total loans                     0.48%      0.51%

For the fiscal year ended December 31, 2000, $35,000 of the allowance for loan losses was allocated to loans secured by nonresidential real estate, $220,000 was allocated to loans secured by one- to four-family real estate, $82,000 was allocated to consumer loans, and $121,000 was allocated to commercial loans. For the fiscal year ended December 31, 1999, $25,000 of the allowance for loan losses was allocated to loans secured by nonresidential real estate, $201,000 was allocated to loans secured by one- to four-family real estate, $95,000 was allocated to consumer loans, and $103,000 was allocated to commercial loans.

MORTGAGE-BACKED  SECURITIES

Home City maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Mortgage-backed securities generally entitle Home City to receive a portion of the cash flows from an identified pool of mortgages. GNMA and FNMA are government agencies. GNMA securities are backed by Federal Housing Authority-insured and Veterans Administration-guaranteed loans. The timely payment of principal and interest on GNMA and FNMA securities is guaranteed by the respective agencies and backed by the full faith and credit of the U.S. Government.

The following table sets forth the composition of Home City's mortgage-backed securities at the dates indicated:


                           December 31, 2000     December 31, 1999
                           -----------------     -----------------
                                    (Dollars in thousands)


                            Amortized    Fair   Amortized    Fair
                               Cost     value      cost     value
                            ----------  ------  ----------  ------
GNMA and FNMA certificates  $      462  $  460  $      429  $  424
                            ----------  ------  ----------  ------
Total mortgage-backed
   securities               $      462  $  460  $      429  $  424
                            ==========  ======  ==========  ======

The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Home City's mortgage-backed securities at December 31, 2000. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.




                                                               At December 31, 2000
                                                               --------------------

                                       After one to        After five to                            Total mortgage-backed
                One year or less        five years           ten years        After ten years        securities portfolio
                ----------------      -------------        --------------     ---------------       ---------------------
               Carrying  Average     Carrying  Average   Carrying  Average   Carrying  Average   Carrying   Market   Average
                 value    yield        value    yield      value    yield      value    yield      value     value    yield
               ------------------   ------------------   -----------------   -----------------  -----------------------------
                                                              (Dollars in thousands)

GNMA &
   FNMA
   certificates  $0        $0         $0         $0        $331      6.30%    $129      6.71%     $460       $460     6.42%
                 --        --         --         --        ----      -----    ----      -----     ----       ----     -----
   Total         $0        $0         $0         $0        $331      6.30%    $129      6.71%     $460       $460     6.42%

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


The following table sets forth information concerning Home City s investments at the dates indicated:


                                     At December 31,                        At December 31,
                                    ----------------                        ---------------
                                         2000                                     1999
                                         ----                                     ----
                            Carrying   % of   Market   % of         Carrying   % of   Market   % of
                              value    total   value   total          value    total   value   total
                            --------   -----  ------   -----        --------   -----  ------   -----
                                                     (Dollars in thousands)
Interest-bearing demand
 deposits in other
 financial institutions     $   72     1.25%  $   72   1.25%        $  282     5.97%  $  282   5.97%


Federal funds sold             273      4.73     273   4.73              0        0        0      0
Time deposits in other
 financial institutions
                                24      0.42      23   0.40             24     0.51       21   0.45
Investment securities:
 U.S. government and
  federal agencies
                             1,295     22.45   1,295  22.46          1,865    39.49    1,865  39.51
 Municipal securities (1)    1,006     17.44   1,006  17.45            629    13.32      629  13.33
Equity securities:
 FHLMC stock                   887     15.38     887  15.38            523    11.07      523  11.08
 Service corporation (2)        28      0.49      28   0.49             28     0.59       28   0.59
 FHLB stock                  1,779     30.85   1,779  30.85          1,372    29.05    1,372  29.07
 FNMA preferred stock          403      6.99     403   6.99              0        0        0      0
                           -------    ------- ------ ------        -------   -------  ------ -------
Total investments          $ 5,767    100.00% $5,766 100.00%        $4,723   100.00%  $4,720 100.00%
                           =======    ======= ====== =======       =======   =======  ====== =======


(1)     Bonds  issued  mainly  by  local  school  districts  and  municipalities.
(2)     Home  City  owns  100%  of  Homciti  Service Corp., whose assets consist of common shares of Intrieve,
Incorporated,  a  data  service provider, and a 0.875% ownership in a joint venture which owns The Springfield
Inn,  a  hotel  in  Springfield,  Ohio.


The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City s investment securities at December 31, 2000:



                                                         At December 31, 2000
                                                         --------------------

                                 One year or less      After one to five years   After five years
                                 ----------------     ------------------------   -----------------
                                Carrying    Average   Carrying       Average    Carrying   Average
                                  value      yield      value         yield       value     yield
                                -------------------   ------------------------  ------------------
                                                         (Dollars in thousands)
Investment securities:
U.S. government and federal
   agency securities            $  0          0%       $1,295         6.35%     $    0         0%
Municipal securities             170       4.15           347         4.94         489      4.89
Equity securities: (1)
   FHLMC stock                     0          0             0            0         887      2.30
   Service corporation             0          0             0            0          28         0
   FNMA preferred stock            0          0             0            0         403      5.69
                               -----       ----        -------        -----       -----     ----
Total investments               $170       4.15%       $1,642         6.05%     $1,807      3.72%
                               =====       =====       ======         =====     ======      =====

(1)     By  their  nature,  equity  securities  have  no  maturity  date.





                                                   At December 31, 2000
                                                   --------------------
                                     Average                            Weighted-
                                       life         Carrying   Market    average
                                     in years         value     value     yield
                                    ---------      ---------  -------  ----------
                                                  (Dollars in thousands)
Investment securities:
U.S. government and federal
agency securities                     2.64         $ 1,295     $ 1,295    6.35%
Municipal securities                  5.09           1,006       1,006    4.78%
Equity securities (1)                                1,318       1,318    3.29%
                                                   -------     -------
Total                                              $ 3,619     $ 3,619
                                                   =======     =======


(1)     By  their  nature,  equity  securities  have  no  maturity  date.

DEPOSITS  AND  BORROWINGS

GENERAL. Deposits have traditionally been the primary source of Home City s funds for use in lending and other investment activities. In addition to deposits, Home City derives funds from FHLB advances, interest payments and principal repayments on loans and mortgage-backed and related securities, income on earning assets, service charges and gains on the sale of assets. See "MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

DEPOSITS. Deposits are attracted principally from within Home City's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, statement savings accounts, passbook savings accounts and term certificate accounts. Home City also offers individual retirement accounts ("IRA"), both in passbook and certificate form. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Home City based on Home City s liquidity requirements, growth goals and interest rates paid by competitors. Home City utilizes brokers to attract deposits on a limited basis. Brokered deposits approximated $6.5 million at December 31, 2000.

At  December  31,  2000,  Home City's certificates of deposit totaled $59.1 million, or 78.75% of total deposits. Of such amount, approximately $29.0 million in certificates of deposit mature within one year. Based on past experience and Home City's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB and commercial banks as alternatives to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:




                                                                     At December 31,
                                                                 -----------------------
                                                              2000                 1999
                                                            -------               -------
                                                                   Percent              Percent
                                                                  of total             of total
                                                        Amount    deposits     Amount   deposits
                                                       --------  ---------    -------  --------
                                                                  (Dollars in thousands)
Transaction accounts:
---------------------
Demand                                                   $2,102      2.80%      $1,912     2.75%
NOW accounts (1)                                          1,660      2.21        1,480     2.12
Passbook/statement savings accounts (2)                  12,192     16.24       12,241    17.57
                                                         ------     -----       ------    -----
Total transaction accounts                               15,954     21.25       15,633    22.44

Certificates of deposit:
------------------------
4.01 - 6.00%                                             13,828     18.42       29,702    42.63
6.01 - 8.00%                                             45,295     60.33       24,336    34.93
                                                         ------     -----       ------    -----

Total certificates of deposit                            59,123     78.75       54,038    77.56
                                                         ------     -----       ------    -----

Total deposits (3)                                      $75,077    100.00%     $69,671   100.00%
                                                        =======    =======     =======   =======


(1)     Home  City's  weighted-average  interest  rate paid on NOW accounts fluctuates with the general  movement  of interest rates. At December 31, 2000 and 1999, the weighted-average rates on  NOW  accounts  were  2.80%  and  2.71%,  respectively.
(2)     Home  City's  weighted-average  rate  on passbook/statement savings accounts fluctuates with  the  general  movement  of  interest  rates.  The  weighted-average  interest  rate  on passbook/statement  savings  accounts  was  3.87%  and  3.34%  at  December  31, 2000 and 1999,
respectively.
(3)     IRAs  are  included in the various certificates of deposit balances.  IRAs totaled $6.8 million  and  $6.7  million  as  of  December  31,  2000  and  1999,  respectively.

The following table shows rate and maturity information for Home City's certificates of deposit as of December 31, 2000:




                                                               Amount Due
                                                        -----------------------
                                                      Over        Over
                                         Up to     1 year to   2 years to    Over
Rate                                    1 year      2 years      3 years    3 years    Total
                                        ------     ---------   ----------   -------    -----
                                                         (Dollars in thousands)
4.01 - 6.00%                            $ 9,891    $ 3,623     $   295      $    19    $13,828
6.01 - 8.00%                             19,135     19,540       6,132          488     45,295
                                        -------    -------     -------      -------    -------

Total certificates of deposit           $29,026    $23,163     $ 6,427      $   507    $59,123
                                        =======    =======     =======      =======    =======

The following table presents the amount of Home City's certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 2000:




Maturity                            Amount
--------------------------  -----------------------
                            (Dollars in thousands)

Three months or less               $ 1,539
Over 3 months to 6 months            2,003
Over 6 months to 12 months           5,330
Over 12 months                       6,572
                                   -------

Total                              $15,444
                                   =======

The following table sets forth Home City's deposit account balance activity for the years indicated:




                               Year ended December 31,
                              -------------------------
                               2000                1999
                              ------              ------
                                (Dollars in thousands)
Beginning balance           $ 69,671            $ 60,499

Deposits                     150,647             119,853
Withdrawals                 (149,252)           (113,933)
                            ---------           ---------
Net increase before
interest credited              1,395               5,920

Interest credited              4,011               3,252
                            ---------           ---------
Ending balance              $ 75,077            $ 69,671
                            =========           =========

Net increase                $  5,406            $  9,172

Percentage increase             7.76%              15.16%

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets one of the Qualified Thrift Lender Tests (the "QTL Tests"). See "REGULATION - Qualified Thrift Lender Test." If an association meets one of the QTL Tests, it will be eligible for 100% of the advances permitted. If an association does not meet one of the QTL Tests, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 2000, Home City met at least one of the QTL Tests.

Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:





                                                      Year ended December 31,
                                                    -------------------------
                                                         2000         1999
                                                         ----         ----
                                                       (Dollars in thousands)
Average balance outstanding                            $29,707      $18,497

Maximum amount outstanding at any month end
during the year                                        $34,951      $26,505

Balance outstanding at end of year                     $34,951      $26,505

Weighted-average interest rate during the year            6.05%        5.46%

Weighted-average interest rate at end of year             6.28%        5.67%

Based upon Home City's eligible mortgage collateral, total FHLB advances are limited to approximately $49.3 million.

SUBSIDIARIES

Home City owns all of the outstanding shares of Homciti Service Corp., an Ohio corporation ("Homciti"). Homciti owns common stock in Intrieve, Incorporated ("Intrieve"), a data processing company which services Home City, and a 0.875% ownership interest in a joint venture which owns the Springfield Inn, a local hotel. At December 31, 2000, the aggregate value of the Intrieve stock and the joint venture investment equaled approximately $28,000.

COMPETITION

Home City competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Home City competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Home City competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Four savings associations, six banks and seven credit unions have offices in Clark County. At June 30, 2000, Home City had approximately 5.02% of all financial institution deposits in Clark County.

The size of financial institutions competing with Home City is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Home City.

PERSONNEL

As of December 31, 2000, Home City had twenty-nine full-time employees and six part-time employees and HCIA had seven full -time employees. Management believes that relations with its employees are good. HCFC offers health and life insurance benefits to all eligible employees of both Home City and HCIA. None of the employees of Home City and HCIA is represented by a collective bargaining unit.

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

REGULATORY CAPITAL REQUIREMENTS. Home City is required by OTS regulations to meet certain minimum capital requirements. These requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Home City is equal to tangible capital) of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Home City consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off-balance-sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

Home  City's  core  capital  ratio  at  December 31, 2000, was 8.84%.   For
information concerning Home City's capital, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City's capital at December 31, 2000, met the standards for the highest level, a "well capitalized association".

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

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years, (ii) if the savings association will not be at least adequately capitalized following the capital distribution, or (iii) if the proposed distribution would violate a prohibition contained in any applicable statue, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association has not received certain favorable examination ratings for the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

QUALIFIED THRIFT LENDER TESTS. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL Tests under certain circumstances. If a savings association fails to meet either one of the QTL Tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 2000, Home City had QTIs equal to approximately 73.9% of its total portfolio assets.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at December 31, 2000.

Savings associations must also comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA limit the extent to which the savings institution or its subsidiaries may engage in specified transactions with affiliates and require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. Home City was in compliance with these requirements and restrictions at December 31, 2000.

HOLDING COMPANY REGULATION. HCFC is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, HCFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the "SEC").

HCFC is a unitary savings and loan holding company, (i.e., it owns only one savings association). There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL Tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2000, Home City met at least one of the QTL Tests. See "Qualified Thrift Lender Tests."

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

RESERVE REQUIREMENTS. Federal Reserve Bank ("FRB") regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $42.8 million (subject to an exemption of up to $5.5 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $42.8 million. These percentages are subject to adjustment by the FRB. At December 31, 2000, Home City was in compliance with its reserve requirements.

FEDERAL HOME LOAN BANKS. The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $1,779,000 at December 31, 2000.

FHLB advances to members such as Home City who meet one of the QTL Tests are generally limited to the lower of (i) 50% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 2000, Home City's maximum limit on advances was approximately $49.3 million and Home City's advances totaled $35.0 million. The granting of advances is subject also to the FHLB's collateral and credit underwriting guidelines.

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

OHIO DEPARTMENT OF INSURANCE. The Agency is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

TAXATION

FEDERAL TAXATION. HCFC and each of its consolidated subsidiaries are subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, HCFC and its subsidiaries may be subject to alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. HCFC and its subsidiaries are qualified as small corporations. For the year ending December 31, 2000 the gross receipts for the consolidated entity exceeded the $7.5 million threshold. Although not subject to the alternative minimum tax currently, it is possible that in future years the consolidated entity would not be eligible to be exempt under the Taxpayer Relief Act of 1997. Losing this exemption would not materially affect the consolidated tax liability of HCFC and its subsidiaries.

Certain thrift institutions such as Home City are allowed deductions for bad debts under methods more favorable to those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 593 of the Code. Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.

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

The  balance  of  the  pre-1988  reserves  is  subject to the provisions of
Section 593(e) as modified by the Small Business Jobs Protection Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1998 reserves would be reduced and Home City's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2000, Home City's pre-1988 reserves for tax purposes totaled approximately $1.1 million. Home City believes it had approximately $5.8 million of accumulated earnings and profits for tax purposes as of December 31, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.

The tax returns of HCFC and its consolidated subsidiaries have been audited or closed without audit through fiscal year 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HCFC.

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

Home City is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which for tax year 2000 and thereafter is imposed at a rate of 1.3% of Home City's book net worth determined in accordance with GAAP, less statutory deductions. As a "financial institution" Home City is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

SFAS NO. 133, "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS." In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 was also amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The adoption of this Statement in 2001 is not expected to have a material impact on the financial statements of HCFC.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

Home City's present main office is located at 63 West Main Street, Springfield, Ohio 45502, which property is owned by Home City. HCFC operates out of Home City's present main office. HCFC reimburses Home City for the fair value of the space occupied. Home City also leases administrative office space across the street. Home City is also constructing a new main office building at 2454 North Limestone Street, Springfield, Ohio 45504.

The following table sets forth certain information at December 31, 2000, regarding the ownership by Home City of the land, building, and improvements:




                                                         Year    Square        Net
Location                                               acquired  footage  book value(1)
-----------------------------------------------------  --------  -------  --------------
63 West Main Street, Springfield, Ohio  45502              1975    5,839  $      333,000

2454 North Limestone Street, Springfield, Ohio 45504       1999   13,000  $    1,709,000
(under construction)


(1)     At  December 31, 2000, Home City's properties and equipment had a total net book value  of  $2,281,000.
(2)     For  additional  information regarding Home City's properties and equipment, see
Notes  A  and  E  of  Notes  to  Consolidated  Financial  Statements.

ITEM  3.  LEGAL  PROCEEDINGS

None of Home City, HCIA or HCFC is presently involved in any legal proceedings of a material nature. From time to time, Home City is party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home City.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable.



                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There  were 814,000 common shares of HCFC outstanding on December 31, 2000, held of record by approximately 339 shareholders. Price information with respect to HCFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol HCFC. The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below as well as the dividends declared.




            March 31, 2000   June 30, 2000   September 30,2000   December 31,2000
            ---------------  --------------  ------------------  -----------------
High        $        13.250  $       10.000  $           10.375  $           9.875
Low         $         9.250  $        9.250  $            9.250  $           9.125
Dividend
  declared  $         0.105  $        0.105  $            0.105  $           0.110

            March 31, 1999   June 30, 1999   September 30,1999   December 31,1999
            ---------------  --------------  ------------------  -----------------
High        $        17.500  $       16.375  $           14.000  $          14.000
Low         $        13.500  $       14.000  $           12.750  $          12.000
Dividend
  declared  $          0.10  $         0.10  $             0.10  $           0.105


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

An application must be submitted and approval from the OTS must be obtained
(1) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that date plus the bank's retained net income for the preceding two years; (2) if the bank will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the bank and the OTS (or the FDIC), or a condition imposed on the bank in an OTS-approved application or notice; or (4) if the bank has not received certain favorable examination ratings from the OTS.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

GENERAL

Home City Federal Savings Bank of Springfield converted from a mutual federal savings association to a stock federal savings association on December 30, 1996. In connection with the Conversion, 952,200 common shares of Home City Financial Corporation were sold, generating net proceeds of $8.3 million after Conversion expenses. Of this amount, $4.6 million was utilized to purchase 100% of the common stock of Home City, and the balance was utilized to purchase investments, loan funds to the Home City Financial Corporation Employee Stock Ownership Plan (the "ESOP") and for other purposes.

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

During 2000, HCFC, pursuant to regulatory approval to repurchase up to 5% of its outstanding shares, repurchased 29,390 common shares at an average price of $12.60 per share. During 1999, HCFC repurchased 16,000 common shares at an average price of $13.25 per share.

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

Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2000.

2. Comparison of Results of Operations for the Fiscal Years Ended December 31, 2000 and 1999 - "Provision for Loan Losses". Management's statements regarding the adequacy of the allowance for loan losses at December 31, 2000.

3. Liquidity and Capital Resources. Management's belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

4. New Legislation. Management's expectations that the Gramm-Leach-Bliley Act will not have a material effect on the activities in which Home City and HCFC currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to the enactment of the Gramm-Leach-Bliley Act.


FINANCIAL  CONDITION

HCFC's consolidated total assets amounted to $123.5 million at December 31, 2000, an increase of $15.5 million, or 14.38%, over the $108.0 million in total assets at December 31, 1999. Such increase in assets was funded primarily by the $5.4 million net increase in deposits, $8.4 million net increase in advances from the Federal Home Loan Bank (the "FHLB"), and undistributed net earnings of $646,000.

Cash  and cash equivalents, time deposits and investment securities totaled
$5.7 million at December 31, 2000, a decrease of $826,000, or 12.61%, from December 31, 1999. During the year ended December 31, 2000, $55,000 of investment securities matured. Such securities consisted primarily of tax-free securities. Those proceeds, together with $1.5 million received from the sale of securities, were used to purchase higher yielding securities while managing the interest rate risk position of the investment portfolio.

Mortgage-backed securities totaled $460,000 at December 31, 2000, an increase of $36,000 from December 31, 1999. The purchase of a FNMA certificate also improved portfolio yield.

Net loans receivable totaled $110.9 million at December 31, 2000, an increase of $14.1 million, or 14.56%, from the $96.8 million total at December 31, 1999. During the year ended December 31, 2000, loan originations amounted to $42.6 million, with commercial lending comprising $16.6 million and one- to four-family mortgage loans comprising $14.4 million. Such originations were partially offset by principal repayments of $-28.0 million.

Home City's allowance for loan losses totaled $532,000 at December 31, 2000, which represented 0.48% of total loans and 738.89% of non-performing loans. At December 31, 1999, the allowance for loan losses totaled $491,000, an amount which represented 0.51% of total loans and 254.40% of non-performing loans. With the increased emphasis on the adequacy of loan loss reserves throughout the industry and with both local and national economic factors taken into consideration, the allowance for loan losses as a percentage of non-performing loans was increased.

Non-performing loans were $72,000 and $193,000 at December 31, 2000 and 1999, respectively, and represented 0.06% and 0.18% of total assets at each date. The $121,000 net decrease at December 31, 2000, was due to $423,000 in loans that became classified as non-performing, $94,000 in loans that became classified as performing, $350,000 that were paid off, $29,000 in principal charge-offs and $71,000 in transfers to other real estate owned. All loans classified as non-performing at December 31, 2000, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold, or foreclosure action was being initiated. Although management believes that its allowance for loan losses at December 31, 2000, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods. Such additions could adversely affect HCFC's results of operations.

Properties and equipment totaled $2.3 million at December 31, 2000, an increase of $1.3 million, or 124.73%, from $1.0 million at December 31, 1999. The increase is comprised of construction in process related to the new main office scheduled to open in July 2001.

Deposits totaled $75.1 million at December 31, 2000, an increase of $5.4 million, or 7.76%, from $69.7 million at December 31, 1999. The increase is slightly less than the deposit growth trends (averaging over 10%) that Home City has been experiencing over the past several years. Home City has generally not engaged in sporadic increases or decreases in interest rates paid or offered the highest rates available in its deposit market. Advances from the FHLB increased from $26.5 million at December 31, 1999, to $35.0 million at December 31, 2000, an increase of 31.87%, as advances were used to fund loan originations.

Shareholders' equity totaled $11.8 million at December 31, 2000, an increase of $590,000, or 5.26%, from $11.2 million at December 31, 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

GENERAL. Net income for the year ended December 31, 2000, was $994,000, an increase of $18,000, or 1.84%, over the $976,000 in net income recorded in 1999. The increase in net income resulted primarily from a $156,000 increase in net interest income, a $175,000 increase in noninterest income and a $51,000 decrease in the provision for federal income taxes, which were partially offset by a $288,000 increase in noninterest expense and a $76,000 increase in the provision for loan losses.

NET INTEREST INCOME. Net interest income totaled $3.8 million for the year ended December 31, 2000, an increase of $156,000, or 4.29%, over the $3.6 million recorded in 1999. Interest income on loans increased by $1.5 million, or 20.10%, during 2000 due primarily to an increase in the average balance of the loans outstanding of $18.1 million, or 21.06%, being partially offset by a 7 basis point (100 basis points equals one percent) decrease in yield from 8.89% in 1999 to 8.82% in 2000. Interest income on mortgage-backed securities decreased by $5,000, or 17.24%, due primarily to a $111,000, or 22.38%, decrease in the average balance of mortgage-backed securities outstanding, which was slightly off-set by an increase in the weighted-average yield year-to-year, from 5.91% in fiscal 1999 to 6.24% in 2000. Interest income on investment securities increased by $92,000, or 47.18%, for the year ended December 31, 2000, compared to fiscal 1999, as the average balance increased by $976,000 year-to-year and the related yield increased by 90 basis points to 5.87% in 2000. Interest income on interest-bearing deposits decreased by $5,000 for the year ended December 31, 2000, compared to 1999. The average balance of interest-bearing deposits decreased $194,000, or 42.64%. The yield on interest-bearing deposits increased 118 basis points to 5.15%. There were no investments in federal funds sold during 1999, compared to an average investment of $220,000 in 2000, which yielded 6.23%.

Interest expense on deposits increased by $718,000, or 22.28%, during 2000, due primarily to an increase in the average balance of deposits outstanding of $8.2 million, or 13.21%, coupled with an increase in the weighted-average rate from 5.19% in 1999 to 5.61% in 2000. Interest expense on FHLB advances and short-term borrowings increased by $761,000, or 73.46%, primarily due to an increase in the average balance outstanding of $10.8 million, or 57.38%, coupled with an increase in the weighted-average rate from 5.49% in 1999 to 6.05% in 2000.

As a result of the foregoing changes in interest income and interest expense the interest rate spread decreased by 49 basis points, to 2.93% for 2000, as compared to 3.42% for 1999, while the net interest margin decreased by 55 basis points to 3.45% for the year ended December 31, 2000.

PROVISION FOR LOAN LOSSES. Home City maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles ("GAAP"). The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of Home City's loan portfolio, the economy, changes in real estate values and interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2000. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

Home City had net charge-offs of $69,000 and $29,000 during the years ended December 31, 2000 and 1999, respectively. Home City's charge-off history is a product of a variety of factors, including Home City's underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate made up 69% of Home City's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate made up 49% of total loans at December 31, 2000. Such loans typically present less risk to a lender than loans not secured by real estate. Substantially all of Home City's loans are secured by properties in its primary market area.

The provision for loan losses was $110,000 and $36,000 for the years ended December 31, 2000 and 1999, respectively. The ratio of non-performing loans to total loans decreased to 0.06% in 2000 from 0.20% in 1999. At December 31, 2000 and 1999, Home City had a ratio of allowance for loan losses to total loans of 0.48% and 0.51%, respectively, and ratios of allowance for loan losses to non-performing loans of 738.89% and 254.40%. Due to such ratios of non-performing loans to total loans, historical charge-offs, delinquency history, and the addition of commercial and consumer installment lending, the provisions of $110,000 and $36,000 made in 2000 and 1999 were deemed appropriate by management to absorb reasonably foreseeable loan losses.

NONINTEREST INCOME. Noninterest income totaled $298,000 for the year ended December 31, 2000, an increase of $175,000, or 142.28%, from the $123,000 recorded in 1999. The increase resulted primarily from increases of $83,000 in income from life insurance policies, $6,000 in service charges on deposit accounts, $64,000 in net gains recognized on the sale of securities and $22,000 in other miscellaneous fee income. A receipt of $72,000 resulting from a director life insurance policy was the primary reason for the increase in income from life insurance policies.

NONINTEREST EXPENSE. Noninterest expense increased by $288,000, or 12.30%, to a total of $2.6 million for the year ended December 31, 2000, as compared to 1999. Salaries and employee benefit expenses increased $213,000, or 18.17%, primarily as a result of additional staffing and the related employee benefit programs. Occupancy and equipment expense increased $16,000, or 8.21%, data processing expenses increased $19,000, or 13.48%, and other operating expenses increased $30,000, or 9.97%. The increase in salaries and employee benefits resulted primarily from costs associated with staff additions, the Home City Financial Corporation Employee Stock Ownership Plan, the Home City Financial Corporation Recognition and Retention Plan, and normal merit increases for existing employees. The increase in the remaining items of noninterest expense was due primarily to the growth of Home City as it related to the new office building, consulting regarding the purchase of the business of Rice Insurance Agency, Inc., and the reporting requirements of a public company.

FEDERAL INCOME TAXES. The provision for federal income taxes totaled $361,000 for the year ended December 31, 2000, a decrease of $51,000, or 12.38%, from the $412,000 provision recorded in fiscal 1999. HCFC's effective tax rate decreased to 26.64% in 2000 from -----29.68% in 1999 which was primarily the result of tax-exempt income from insurance proceeds, investments and deferred loan costs.


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



                                                       Year ended December 31,
                                                       -----------------------

                                              2000                                   1999
                                              ----                                   ----

                                  Average      Interest                   Average      Interest
                              outstanding       earned/     Yield/    outstanding       earned/     Yield
                                  balance          paid       rate        balance          paid      rate
                              -----------      --------     ------    -----------      --------     -----
                                                        (Dollars in thousands)
Interest-earning assets:
Interest-bearing demand deposits  $    261      $     13    5.15%         $    455      $     18     3.97%
Federal funds sold                     220            14    6.23                 0             0     0.00
Time deposits                           24             0    1.25                24             0     1.25
Investment securities (1)            4,887           287    5.87             3,911           195     4.97
Mortgage-backed securities             385            24    6.24               496            29     5.91
Loans receivable (2)               104,223         9,195    8.82            86,092         7,656     8.89
                                  --------      --------    -----         --------      --------
 Total interest-earning assets (3) 110,000         9,533    8.67            90,978         7,898     8.68

Noninterest-earning assets:
 Less: Allowance for loan losses      (499)                                   (494)
 Other non-earning assets            4,641                                   4,642
                                  --------                                   ------
   Total assets                   $114,142                                $ 95,126
                                  =========                               ========

Interest-bearing liabilities:
NOW accounts                      $  1,328            37    2.80%         $  1,176            32     2.71%
Money market accounts                  431            15    3.49               427            13     3.11
Passbook accounts                   12,381           480    3.87            11,708           391     3.34
Certificates of deposit             56,080         3,408    6.08            48,713         2,786     5.72
                                  --------      --------                  --------      --------
   Total deposits                   70,220         3,940    5.61            62,024         3.222     5.19

 Notes payable                           0             0       0               379            25     6.59
FHLB advances                       29,707         1,797    6.05            18,497         1,011     5.46%
                                  --------      --------    -----          -------      --------

Total interest-bearing liabilities  99,927         5,737    5.74%           80,900         4,258     5.26

Noninterest-bearing liabilities      2,944                                   3,195
                                  ---------                                -------
 Total liabilities                 102,871                                  84,095

Total shareholders' equity:         11,271                                  11,031
                                  --------                                 -------
 Total liabilities and
   shareholders' equity           $114,142                                $ 95,126
                                  ========                                ========

Net interest income; net interest               $  3,796    2.93%                         $3,640     3.42%
   rate spread                                  ========    =====                         ======     =====

Net interest margin (4)                                     3.45%                                    4.00%
                                                            =====                                    =====
Average interest-earning assets to
interest-bearing liabilities                              110.08%                                  112.46%
                                                          =======                                  =======

(1)     Includes $33,000 and $33,000 of nontaxable municipal income recorded in 2000 and 1999, respectively. The tax-equivalent yield  on  investments  is  7.10%  and  6.53%  for  2000  and  1999,  respectively.
(2)     Calculated  net  of  deferred  loan  fees,  loan  discounts,  loans  in  process  and  allowance  for  loan  losses.
(3)     Tax-equivalent  yield  on  interest-earning  assets  is  8.68%  and  8.70%  for  2000  and  1999,  respectively.
(4)     Net  interest  income  as  a  percent  of  average  interest-earning  assets.


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


                                                                     Year ended December 31,
                                                                     -----------------------
                                                                2000 vs. 1999                   1999 vs. 1998
                                                                -------------                   -------------

                                                                      Increase                     Increase
                                                                     (decrease)                   (decrease)
                                                                       due to                       due to
                                                                     ----------                   ----------
                                                            Volume      Rate       Total    Volume    Rate     Total
                                                          ----------  --------    -------  --------  -------  -------
                                                                      (Dollars in thousands)
Interest income attributable to:
Interest-bearing demand deposits                        $       (8)  $        3   $   (5)  $    (4)  $   (3)  $   (7)
Federal funds sold                                               0           14       14        (3)       0       (3)
Time deposits                                                    0            0        0         0        0        0
Investment securities                                           48           44       92        (1)       7        6
Mortgage-backed and related securities                          (6)           1       (5)       (7)       0       (7)
Loans receivable                                             1,612          (73)   1,539     1,447    (346))   1,101
                                                       ------------  -----------  -------  --------  -------  -------
Total interest income                                        1,646          (11)   1,635     1,432     (342)   1,090

Interest expenses attributable to:
NOW accounts                                                     4            1        5        10        7       17
Money market accounts                                            0            2        2         4        0        4
Passbook savings accounts                                       23           66       89        69       66      135
Certificates of deposit                                        421          201      622       244     (126)     118
      Notes payable                                            (25)           0      (25)      (24)      (2)     (26)
Borrowed funds                                                 612          174      786       596      (72)     524
                                                        -----------  ----------  -------  --------  -------  -------
Total interest expense                                       1,035          444    1,479       899     (127)     772
                                                        -----------  ----------  -------  --------  -------  -------

Increase (decrease) in net interest income              $      611   $     (455)  $  156   $   533   $ (215)  $  318
                                                        ==========   ===========  =======  ========  =======  =======

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

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from a theoretical 200 basis point change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the economic value of the institution's assets with either an increase or decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital. See "Liquidity and Capital Resources."

At December 31, 2000, 2% of the economic value of Home City's assets was approximately $2.5 million. Because the interest rate risk of a 200 basis point increase in market rates was a $3.6 million decrease in NPV at December 31, 2000, Home City would have been required to deduct $550,000 from its capital in determining whether Home City met its risk-based capital requirement.

Presented below, as of December 31, 2000, is an analysis of Home City's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City's strong capital position.

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


                                              At December 31, 2000
                                              --------------------

Change in interest rate    Board limit       $change       % change
(basis points)               % change         in NPV        in NPV
------------------------  ------------         ---------- ----------
                                    (Dollars in thousands)
         +300              (45)%             $(5,657)      (40)%
         +200              (25)               (3,660)      (26)
         +100              (10)               (1,712)      (12)
           0                 0                     0         0
         -100              (10)                1,221         9
         -200              (25)                2,719        19
         -300              (45)                4,549        32

The NPV table indicates that at each 100 basis point increment, the change in Home City's NPV that would have been caused by an increase in interest rates was either within or slightly over the policy limits set by the Board of Directors. The Board of Directors considers the results of each quarterly analysis and factors the information into its decisions in adjusting the pricing of loans and deposits in the future.

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

If interest rates continue to rise from the recent levels, Home City's net interest income will be negatively affected. Moreover, rising interest rates may negatively affect Home City's earnings due to diminished loan demand. In order to maintain Home City's net interest margin, management is continually developing and modifying their strategies to stimulate the demand for quality loans and tailoring the types of loan products available that can be adjusted to match the current market conditions. Additional alternative sources of funding are being explored in anticipation of possible interest rate fluctuations.



LIQUIDITY  AND  CAPITAL  RESOURCES

Home City's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years presented:




                                                              Year ended December 31,
                                                             ------------------------
                                                             2000                1999
                                                           --------           ---------
                                                              (Dollars in thousands)
Net income                                                $    994            $    976
Adjustments to reconcile net income to net cash
from operating activities                                      821                 831
                                                          ---------           ---------
Net cash provided by operating activities                    1,815               1,807
Net cash used in investing activities                      (17,254)            (21,984)
Net cash provided by financing activities                   13,549              21,750
                                                          ---------           ---------
Net change in cash and cash equivalents                     (1,890)              1,573
Cash and cash equivalents at beginning of year               3,483               1,910
                                                          ---------           ---------
Cash and cash equivalents at end of year                  $  1,593            $  3,483
                                                          =========           =========


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

OTS regulations presently require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of Home City's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 2000, Home City's regulatory liquidity ratio was 5.41%. At such date, Home City had commitments to originate loans totaling $13.4 million and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially. See Note P of the Notes to Consolidated Financial Statements.

Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. Home City exceeded all of its capital requirements at December 31, 2000 and 1999.

Savings associations are required to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital less intangible assets.

"Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of the association's total assets, except for those associations with the highest examination rating and acceptable levels of risk, which may maintain a minimum of 3% core capital.

OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $532,000 at December 31, 2000.

The following table summarizes Home City's regulatory capital requirements and actual capital (see Note P of the Notes to Consolidated Financial Statements for a reconciliation of capital under GAAP and regulatory capital amounts) at December 31, 2000:


                                                                   Excess of actual
                                                                 capital over current
                        Actual capital       Current requirement      requirement           Applicable
                        --------------       --------------------     -----------
                      Amount    Percent      Amount      Percent    Amount   Percent       asset total
                      -----------------      --------------------  ------------------      -----------
                                                   (Dollars in thousands)
Tangible capital     $10,831    8.84%        $ 1,837     1.50%      $ 8,994   7.34%         $122,477
Core capital          10,831    8.84           4,899     4.00         5,932   4.84           122,477
Risk-based capital    11,759   12.89           7,296     8.00         4,463   4.89            91,195



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

Item  7  -  FINANCIAL STATEMENTS
---------------------------------

                          INDEPENDENT AUDITOR S REPORT


The  Board  of  Directors  and  Shareholders
Home  City  Financial  Corporation
Springfield,  Ohio

We have audited the consolidated balance sheets of Home City Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home City Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Dixon,  Francis,  Davis
&  Company
Granville,  Ohio
January  29,  2001


HOME CITY FINANCIAL CORPORATION - CONSOLIDATED BALANCE SHEETS



                                                                        (Dollars in thousands)
                                                                             December 31,
                                                                        -----------------------
                                                                        2000             1999
                                                                       ------           ------
ASSETS
-------------------------------------------------------------
Cash and cash equivalents
 Cash and due from banks                                               $  1,248         $  3,201
 Interest-bearing demand deposits in other banks                             72              282
 Federal funds sold                                                         273                0
                                                                       --------         --------
   Total cash and cash equivalents                                        1,593            3,483

Time deposits with original maturities of 90 days or more                    24               24
Investment securities available-for-sale, at fair value                   3,619            3,045
Mortgage-backed securities available-for-sale, at fair value                460              424
Loans, net                                                              110,945           96,844
Stock in Federal Home Loan Bank                                           1,779            1,372
Accrued interest receivable                                                 670              520
Properties and equipment                                                  2,281            1,015
Cash surrender value of life insurance                                    1,073            1,181
Deferred income taxes                                                         0               18
Goodwill                                                                    490                0
Other assets                                                                588               63
                                                                       --------         --------

   TOTAL ASSETS                                                        $123,522         $107,989
-------------------------------------------------------------          =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------
LIABILITIES
Deposits                                                               $ 75,077         $ 69,671
Federal Home Loan Bank advances                                          34,951           26,505
Note payable                                                                390                0
Accrued interest payable                                                    227              177
Advance payments by borrowers for taxes and insurance                       144              119
Deferred income taxes                                                       127                0
Other liabilities                                                           800              301
                                                                       --------         --------


   TOTAL LIABILITIES                                                    111,716           96,773
-------------------------------------------------------------

Shareholders' equity
-------------------------------------------------------------
Preferred shares, no par value; 1,000,000 shares
 authorized; none issued                                                      0                0
Common shares, no par value; 5,000,000 shares
 authorized; 952,200 shares issued                                            0                0
Additional paid-in capital                                                6,026            6,033
Retained earnings, substantially restricted                               7,934            7,288
Treasury shares, at cost                                                 (1,886)          (1,516)
Accumulated other comprehensive income                                      449              309
Common shares purchased by:
 Employee Stock Ownership Plan                                             (457)            (533)
 Recognition and Retention Plan                                            (260)            (365)
                                                                       --------          --------

   TOTAL SHAREHOLDERS' EQUITY                                            11,806           11,216
-------------------------------------------------------------          --------          --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $123,522          $107,989
                                                                       ========          ========




See  accompanying  notes.





              HOME CITY FINANCIAL CORPORATION - CONSOLIDATED STATEMENTS OF INCOME



                                                            (Dollars in thousands)
                                                            Year ended December 31,
                                                             -----------------------
                                                          2000                1999
                                                        --------            --------
INTEREST  INCOME
Loans                                                    $9,195             $7,656
Mortgage-backed securities                                   24                 29
Investment securities                                       287                195
Interest-bearing demand deposits                             13                 18
Federal funds sold                                           14                  0
                                                         ------             -------

 TOTAL INTEREST INCOME                                    9,533              7,898

INTEREST EXPENSE

Deposits                                                  3,940              3,222
Borrowed funds                                            1,797              1,036
                                                         ------             -------

 TOTAL INTEREST EXPENSE                                   5,737              4,258
                                                         ------             -------

 NET INTEREST INCOME                                      3,796              3,640
Provision for loan losses                                   110                 34
                                                         ------             -------

 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      3,686              3,606

NONINTEREST INCOME
Service charges on deposits                                  22                 16
Life insurance                                              158                 75
Gain on sale of securities, net                              64                  0
Other income                                                 54                 32
                                                         ------             -------

 TOTAL NONINTEREST INCOME                                   298                123

NONINTEREST EXPENSES
Salaries and employee benefits                            1,385              1,172
Supplies, telephone and postage                              85                 76
Occupancy and equipment                                     211                195
FDIC deposit insurance                                       14                 36
Data processing                                             160                141
Legal, accounting and examination                           306                255
Franchise taxes                                             137                165
Other expenses                                              331                301
                                                         ------             -------

 TOTAL NONINTEREST EXPENSES                               2,629              2,341
                                                         ------             -------

 NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE             1,355              1,388


Federal income tax expense                                  361                412
                                                         ------             -------

 NET INCOME                                              $  994             $  976
                                                         ======             =======

Earnings per common share - basic                        $ 1.32             $ 1.25
Earnings per common share - diluted                      $ 1.21             $ 1.12




       HOME CITY FINANCIAL CORPORATION-CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                           Number of shares
                               --------------------------------------

                                                             Common      Common
                                                             shares      shares
                                    Common     Treasury    purchased    purchased
                                    shares      shares      by ESOP      by RRP
                                   --------   ----------  -----------  -----------
December 31, 1998                  952,200     (92,810)    (60,940)     (19,041)
Net income
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $108
Comprehensive income
Purchase of treasury shares                    (16,000)
Purchase of common shares
 by Recognition and
 Retention Plan                                                           (2,500)
Shares allocated under
 Employee Stock
 Ownership Plan                                              7,618
Shares earned under
 Recognition and
 Retention Plan                                                            4,761
Dividends declared
 ($.405 per share)

December 31, 1999                  952,200     (108,810)   (53,322)      (16,780)

Net income
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72
Comprehensive income
Purchase of treasury shares                     (29,390)
Shares allocated under
 Employee Stock
 Ownership Plan                                              7,618
Shares earned under
 Recognition and
 Retention Plan                                                            6,022
Dividends declared
 ($.425 per share)

December 31, 2000                 952,200      (138,200)   (45,704)      (10,758)
                                  =======      =========   ========      ========

                                                                       Accumu-
                                                                        lated
                                                                        other     Common     Common
                                Additional                             compre-    shares     shares     Compre-
                                  paid-in     Retained    Treasury     hensive  purchased   purchased   hensive
                                  capital     earnings     shares      income    by ESOP     by RRP     income
                                ----------    --------    --------     -------  ---------   ---------   -------

December 31, 1998                $6,013      $6,658      $(1,304)      $ 517     $(609)      $(405)

Net income                                      976                                                      $ 976
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $108                                                            (208)                             (208)
                                                                                                          -----
Comprehensive income                                                                                      $768
                                                                                                          =====
Purchase of treasury shares                                 (212)
Purchase of common shares
 by Recognition and
 Retention Plan                                                                                 (43)
Shares allocated under
 Employee Stock
 Ownership Plan                      26                                             76
Shares earned under
 Recognition and
 Retention Plan                      (6)                                                         83
Dividends declared
 ($.405 per share)                             (346)
                                 ------      -------      -------     -------    ------      -------

December 31, 1999                $6,033      $7,288       $(1,516)     $ 309     $(533)      $ (365)

Net income                                      994                                                      $ 994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72                                                             140                                140
                                                                                                        ------
Comprehensive income                                                                                    $1,134
                                                                                                        ======
Purchase of treasury shares                                  (370)
Shares allocated under
 Employee Stock
 Ownership Plan                                                                     76
Shares earned under
 Recognition and
 Retention Plan                      (7)                                                       105
Dividends declared
 ($.425 per share)                             (348)
                                 -------     -------       -------    ------     ------      ------

December 31, 2000                $6,026      $7,934       $(1,886)    $ 449      $(457)      $(260)
                                 ======      =======      ========    ======     ======      ======

-----------------------
See accompanying notes.

                HOME CITY FINANCIAL CORPORATION - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  (Dollars in thousands)
                                                                                  Year ended December 31,
                                                                                 -------------------------
                                                                                   2000               1999
                                                                                 -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $   994            $   976
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Premium amortization, net of discount accretion                                     1                 (4)
   Provision for loan losses                                                         110                 34
   (Gain) loss on sale of securities                                                 (64)                 0
   Depreciation                                                                       78                 70
   Deferred income taxes                                                              73                (42)
   Life insurance income, net of expenses                                            109                (52)
   Employee Stock Ownership Plan compensation expense                                 76                101
   Recognition and Retention Plan compensation expense                                98                 77
 FHLB stock dividends                                                               (110)               (66)
 Proceeds from sales of loans                                                        577                750
 Net change in:
   Accrued interest receivable                                                      (150)               (80)
   Accrued interest payable                                                           49                 62
   Other assets                                                                     (525)                (6)
   Other liabilities                                                                 499                (13)
                                                                                ---------          ---------
 Net cash provided by operating activities                                         1,815              1,807

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale                                        (1,817)            (1,777)
Proceeds from sales of securities available-for-sale                               1,450                236
Proceeds from maturities of securities available-for-sale                             55              1,276
Collections on mortgage-backed securities available-for-sale                          88                128
Acquisition of insurance agency                                                     (490)                 0
Net increase in loans                                                            (14,788)           (20,642)
Purchases of properties and equipment                                             (1,344)              (501)
Purchase of FHLB stock                                                              (408)              (704)
                                                                                ----------         ---------
 Net cash used in investing activities                                           (17,254)           (21,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                           5,406              9,172
Net change in short-term FHLB advances                                             3,700               (713)
Proceeds from new long-term FHLB advances                                         13,725             16,065
Payments on long-term FHLB advances                                               (8,979)              (418)
Proceeds from long-term debt                                                         390                  0
Repayment on short-term debt                                                           0             (1,800)
Net change in advance payments by borrowers for taxes and insurance                   25                 45
Purchase of common shares for Recognition and Retention Plan                           0                (43)
Purchase of treasury shares                                                         (370)              (212)
Cash dividends paid                                                                 (348)              (346)
                                                                                 --------           --------
 Net cash provided by financing activities                                        13,549             21,750
                                                                                 --------           --------

 Net increase (decrease) in cash and cash equivalents                             (1,890)             1,573

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     3,483              1,910
                                                                                 --------           --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 1,593            $ 3,483
                                                                                 =======            ========

-----------------------
See accompanying notes.
NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS
Home City Financial Corporation (the "corporation") is a unitary savings and loan holding company which was organized in August of 1996. The principal assets of the corporation are the capital stock of Home City Federal Savings Bank of Springfield (the "bank"), the capital stock of Home City Insurance Agency, Inc. (the "agency") and a loan made to the Home City Financial Corporation Employee Stock Ownership Plan (the "ESOP") for the purchase of common shares of the corporation. The bank provides a variety of financial services to individuals and corporate customers, through its office in Springfield, Ohio, which is primarily a small industrial area. The bank's primary deposit products are savings accounts and certificates of deposit. Its primary lending products are single-family residential loans, commercial loans and consumer loans. The bank owns 100% of its subsidiary, Homciti Service Corp., which invests in stock of the bank's data service provider and a local joint venture, in both of which it has minority interests. The agency provides a variety of insurance products to individuals and corporate customers in the Springfield area.

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


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For purposes of the consolidated statements of cash flows, the corporation considers cash and due from banks, interest-bearing demand deposits in other banks and federal funds sold to be cash equivalents. The following are supplemental disclosures for the consolidated statements of cash flows for the years ended December 31, 2000 and 1999:




                                                     (Dollars in thousands)

                                                     2000              1999
                                                    ------            ------
Cash paid during the year for interest              $5,690            $4,196
Cash paid during the year for income taxes             363               517


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

GOODWILL
Goodwill represents the excess of the cost of the business acquired over the fair value of the net assets at the date of acquisition. No amortization expense was charged to operations for 2000.

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

INCOME  TAXES
The corporation, bank and service corporation each filed separate tax returns during 1998. Beginning with the tax year ended December 31, 1999, tax returns were filed on a consolidated basis for the respective calendar years. The effects of current or deferred taxes are recognized as a current and deferred tax liability or asset based on current tax laws. Accordingly, income tax expense in the consolidated statements of income includes charges or credits to properly reflect the current and deferred tax asset or liability.

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


CAPITALIZED INTEREST
The corporation follows the policy of capitalizing interest as a component of the cost of premises and equipment constructed for its own use. In 2000, total interest incurred was $55,000, of which none was charged to operations.

RECLASSIFICATIONS
Certain  amounts  have  been reclassified to conform with the 2000 presentation.


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

NOTE  C  -  INVESTMENT  AND  MORTGAGE-BACKED  SECURITIES

The amortized cost of securities available-for-sale and their approximate fair values are as follows:


                                                                       (Dollars in thousands)

                                               At December 31, 2000                             At December 31, 1999
                                               --------------------                             --------------------


                                                   Gross         Gross                            Gross        Gross
                                    Amortized   unrealized    unrealized    Fair   Amortized   unrealized    unrealized    Fair
                                       cost        gains        losses     value      cost        gains        losses     value

Investment securities
----------------------------------
Federal
  agencies                          $    1,292  $         5  $        (2)  $1,295  $    1,890  $         0  $       (25)  $1,865

State &
 municipal
 securities                                997           12           (3)   1,006         642            4          (17)     629

Equity securities                          647          674           (3)   1,318          39          512            0      551
                                    ----------  -----------  ------------  ------  ----------  -----------  ------------  ------


Total investment        securities       2,936          691           (8)   3,619       2,571          516          (42)   3,045

Mortgage-backed securities
----------------------------------

GNMA and
 FNMA
 certificates                              462            2           (4)     460         429            0           (5)     424
                                    ----------  -----------  ------------  ------  ----------  -----------  ------------  ------

Total securities                    $    3,398  $       693  $       (12)  $4,079  $    3,000  $       516  $       (47)  $3,469
                                    ==========  ===========  ============  ======  ==========  ===========  ============  ======

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2000, by contractual maturity, are as follows:




                                                           (Dollars in thousands)
                                                   Investment              Mortgage-backed
                                                   securities                 securities
                                                   -----------             ---------------
                                          Amortized          Fair        Amortized    Fair
                                            cost            value           cost     value
                                         ----------        ------       ----------   -----
One year or less                          $  170            $  170       $    0     $    0
After one year through five years          1,634             1,642            0          0
After five years                             485               489          462        460
Equity securities                            647             1,318            0          0
                                          ------            -------      ------     -------

Total                                     $2,936            $3,619       $  462     $  460
                                          ======            ======       ======     =======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Investment securities with a carrying value of approximately $314,000 and $500,000 were pledged at December 31, 2000 and 1999, respectively, to secure certain deposits.

During 2000, the corporation sold securities available-for-sale for total proceeds of approximately $1,450,000 resulting in $71,000 in gross realized gains and $7,000 in gross realized losses. During 1999, the corporation sold securities available-for-sale for total proceeds of approximately $236,000, resulting in no gross realized gains or losses.


NOTE  D  -  LOANS

Loans  at  December  31,  2000  and  1999,  are  summarized  as  follows:




                                                                           (Dollars in thousands)

                                                                              2000       1999
                                                                            ---------  --------
Loans secured by real estate:
 One- to four-family residential properties                                 $ 58,525   $50,771
 Multifamily (five or more) residential properties                             4,197     2,249
 Nonresidential properties                                                    25,941    21,464
 Land                                                                            868     1,392
 Construction                                                                  4,692     5,580
Consumer                                                                       6,933     6,490
Commercial                                                                    10,321     9,389
                                                                            ---------  --------

Total                                                                        111,477    97,335
Allowance for loan losses                                                       (532)     (491)
                                                                            ---------  --------

Net loans                                                                   $110,945   $96,844
                                                                            =========  ========




An analysis of the allowance for loan losses is as follows:
                                                         (Dollars in thousands)

                                                               2000    1999
                                                              ------  ------
Balance, beginning of year                                    $ 491   $ 486

Provision for loan losses                                       110      34
Loans charged off                                               (69)    (31)
Recoveries                                                        0       2
                                                              ------  ------

Balance, end of year                                          $ 532   $ 491
                                                              ======  ======

At December 31, 2000 and 1999, the bank had no impaired loans as determined in accordance with SFAS No. 114 and No. 118. The average recorded investment in impaired loans amounted to approximately $0 and $16,000 for the years ended December 31, 2000 and 1999, respectively. Interest income on impaired loans of $0 and $0 was recognized for cash payments received for the years ended December 31, 2000 and 1999. At December 31, 2000 and 1999, the bank had nonaccrual loans of approximately $72,000 and $193,000, respectively, for which impairment had not been recognized.

The bank has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

At December 31, 2000 and 1999, the bank serviced loans for others with principal balances of $1,990,000 and $1,694,000, respectively.

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




              (Dollars in thousands)
Balance, December 31, 1999   $1,061

New loans                         6
Payments                       (104)
                             -------

Balance, December 31, 2000   $  963
                             =======


NOTE  E  -  PROPERTIES  AND  EQUIPMENT

A  summary  of  properties  and equipment at December 31, 2000 and 1999 follows:




                                              (Dollars in thousands)

                                                     2000     1999
                                                    -------  -------
Land                                                $  114   $  114
Buildings and improvements                             442      442
Equipment                                              592      543
Construction in process                              1,709      421
                                                    -------  -------

                                                     2,857    1,520
Accumulated depreciation                              (576)    (505)
                                                    -------  -------

Total                                               $2,281   $1,015
                                                    =======  =======

The corporation leases the premises of Home City Insurance Agency, Inc. from an affiliate. The lease is classified as an operating lease and provides for minimum annual rentals of $22,000 through 2001. The lease is renewable for up to three consecutive one-year terms.

NOTE  F  -  CASH  SURRENDER  VALUE  OF  LIFE  INSURANCE

In September 1995, the bank purchased life insurance policies on each of its outside directors. The bank is the beneficiary of such policies. At December 31, 2000 and 1999, there were no notes payable to the insurance company.

NOTE  G  -  DEPOSITS

Deposit account balances at December 31, 2000 and 1999, are summarized as follows:


                                                 (Dollars in thousands)
                                                2000                   1999
                                               ------                 ------
                                         Amount     Percent      Amount   Percent
                                        -------    --------     -------   -------
Noninterest-bearing accounts            $ 2,102      2.8%       $ 1,912     2.7%
NOW and money market accounts             1,660      2.2%         1,480     2.1%
Savings accounts                         12,192     16.2%        12,241    17.6%
Certificates of deposit                  59,123     78.8%        54,038    77.6%
                                        -------     -----       -------    -----

Totals                                  $75,077    100.0%       $69,671   100.0%
                                        =======    ======       =======   ======

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $15,444,000 and $12,682,000 at December 31, 2000 and 1999, respectively. Deposits in excess of $100,000 are not insured by the FDIC.

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

                                                          (Dollars in thousands)

                                                  2001                  $28,733
                                                  2002                   23,392
                                                  2003                    6,488
                                                  2004                      379
                                                  2005 and thereafter       131
                                                                        -------

                                                  Total                 $59,123
                                                                        =======

The bank held related party deposits of approximately $847,000 and $740,000 at December 31, 2000 and 1999, respectively.

NOTE  H  -  FEDERAL  HOME  LOAN  BANK  ("FHLB")  ADVANCES

Federal  Home  Loan Bank advances are comprised of the following at December 31:


                                                                      (Dollars in thousands)

                                                                    Current
                                                                    interest    BALANCE
                                                                      rate        2000     1999
                                                                  ------------  --------  -------
Variable-rate advances, with monthly interest payments:
 Advance due in 2001                                                 6.75%      $  4,700  $     0
 Advance due in 2003                                                 6.58%         1,500    1,500
 Advance due in 2007                                                 6.57%         1,825    1,600
 Advance due in 2008                                                 6.39%         5,000    5,000
 Advance due in 2009                                                 5.74%         9,500   12,500
 Advance due in 2010                                                 6.40%         8,000        0

Fixed-rate advances, with monthly principal
and interest payments:
 Advance due in 2000                                                   --              0    1,047
 Advance due in 2001                                                 6.30%            61      131
 Advance due in 2002                                                 6.95%           728      728
 Advance due in 2003                                                 6.40%           692      745
 Advance due in 2004                                                 8.35%           240      300
 Advance due in 2005                                                 8.30%           489      581
 Advance due in 2006                                                 6.54%         1,674    1,809
 Advance due in 2010                                                 3.30%           542      564
                                                                                   -----    -----

Total Federal Home Loan Bank advances                                 6.29%      $34,951  $26,505
                                                                                 =======  =======


FHLB advances are collateralized by all shares of FHLB stock owned by the bank (totaling $1,779,300) and by a portion of the bank's mortgage loan portfolio (totaling approximately $44,650,000). As of December 31, 2000, the bank had approximately an additional $16,999,000 of qualified mortgage loans that could be used to collateralize additional borrowings. Based upon the bank's eligible mortgage collateral, total FHLB advances are limited to approximately $49,319,000.

The aggregate minimum future annual principal payments on FHLB advances are $5,136,000 in 2001, $1,116,000 in 2002, $2,414,000 in 2003, $349,000 in 2004,
and  $25,936,000  after  2004.

NOTE  I  -  NOTE  PAYABLE

The  following  is  a  summary  of long-term debt at December 31, 2000 and 1999.


                                                           (Dollars in thousands)

                                                            2000            1999
                                                           ------          -----
Note payable to affiliate, due June 1, 2012,
   with monthly interest payments at 6.40%
   payable through June 1, 2003, plus ten annual
   installment payments of $39,000 beginning
   June 1, 2003                                            $  390          $   0
                                                           ======          =====

NOTE  J  -  FEDERAL  INCOME  TAXES

The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                          (Dollars in thousands)
                                          2000     1999     1998
                                        -------   ------   ------
Federal income tax expense
 Current tax expense                    $  275    $ 454    $ 456
 Deferred tax expense (benefit)             86      (42)      (9)
                                        ------    -----    ------

 Total                                  $  361    $ 412    $ 447
                                        ======    =====    ======

A reconciliation of the federal statutory tax rate to the corporation's effective tax rate for the years ended December 31, 2000, 1999 and 1998, are as follows:


                                                      2000   1999   1998
                                                      -----  -----  -----
Federal income tax statutory rate                     34.0%  34.0%  34.0%

 Tax-exempt income, less disallowed interest expense  (3.8)  (2.5)  (1.9)
 Other, net                                           (3.5)  (1.8)  (0.1)
                                                      -----  -----  -----

Actual effective income tax rate                      26.7%  29.7%  32.0%
                                                      =====  =====  =====

The tax effect of temporary differences which comprise the significant portions of the corporation's deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are as follows:




                                                                 (Dollars in thousands)
                                                                 2000             1999
                                                                ------           ------
Deferred tax assets
 Nonaccrual loan interest                                      $    1           $    2
 Allowance for loan losses                                        158              149
 Employee benefits                                                 96               86
 Other                                                              0               38
                                                               ------           -------

                                                                  255              275
                                                               ------           -------

Deferred tax liabilities
 Accumulated depreciation                                         (41)             (39)
 Net deferred loan costs                                         (109)             (59)
 Net unrealized gain on securities available-for-sale            (232)            (159)
                                                               ------           --------

                                                                 (382)            (257)
                                                               -------          --------

Total net deferred tax assets (liabilities)                    $ (127)           $  18
                                                               =======          ========

Included in retained earnings at December 31, 2000 and 1999, is approximately $1,084,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes before 1988. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $368,000.

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

An application must be submitted and approval from the OTS must be obtained (1) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that date plus the bank's retained net income for the preceding two years; (2) if the bank will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the bank and the OTS (or the FDIC), or a condition imposed on the bank in an OTS-approved application or notice; or (4) if the bank has not received certain favorable examination ratings from the OTS.

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


                                                       2000     1999
                                                      -------  -------
Weighted-average common shares outstanding - basic    751,216  776,547

Effect of dilutive securities on number of shares

RRP shares                                             15,294   20,208
ESOP shares                                            53,322   60,940
Stock options                                               0   17,497
                                                      -------  -------

Total dilutive securities                              68,616   98,645
                                                      -------  -------

Weighted-average common shares outstanding - diluted  819,832  875,192
                                                      =======  =======

NOTE  M  -  EMPLOYEE  BENEFITS

401(K)  PROFIT  SHARING  PLAN
In 1994, the bank initiated a 401(k) Profit Sharing Plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Participants may make salary savings contributions up to 15% of their compensation, 75% of which will be matched by the bank, up to 6% of each employee's salary. Profit sharing expense for the years ended December 31, 2000 and 1999, was $28,000 and $15,000, respectively.

PENSION  PLAN
The bank withdrew its participation in the Financial Institutions Retirement Fund (the 'Fund") effective January 1, 2000, at which time it enhanced the above-mentioned 401(k) Profit Sharing Plan from a 50% to a 75% match by the bank. The Fund covered all of the bank's employees who were over 21 years old with at least one year of service. Therefore, pension expense for the years ended December 31, 2000 and 1999, was $0 and $53,000, respectively.

INCENTIVE  COMPENSATION  PLAN
The bank has an incentive compensation plan that covers all employees who are normally scheduled to work 1,040 hours or more per year. The bank's contributions pursuant to the plan are based on a formula contained in the plan which incorporates factors relating to the bank's performance and are contingent upon the bank's attainment of certain levels of earnings, as defined in the plan. Incentive compensation plan expense for the years ended December 31, 2000 and 1999, was $59,000 and $53,000, respectively.

NOTE  N  -  STOCK  REPURCHASE  PROGRAM

During 2000, the corporation received regulatory approval to repurchase up to 5% of its outstanding shares. During the year ended December 31, 2000, 29,390 common shares were repurchased at an average price of $12.60 per share. During 1999, the corporation previously received regulatory approval to repurchase 5% of its outstanding shares. During the year ended December 31, 1999, 16,000 common shares were repurchased at an average price of $13.25 per share.

Repurchased shares are treated as treasury shares and are available for general corporate purposes, including issuance in connection with stock-based compensation plans.

NOTE  O  -  STOCK-BASED  COMPENSATION  PLANS

EMPLOYEE  STOCK  OWNERSHIP  PLAN  ("ESOP")
As part of the conversion transaction (see NOTE B), an ESOP was established for the benefit of employees of the corporation and the bank, age 21 or older, who have completed at least one year of full-time service. The ESOP borrowed
$762,000 from the corporation and used those funds to acquire 76,176 common shares of the corporation at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the corporation's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur in even annual amounts over a ten-year period. However, in the event contributions exceed the minimum debt service requirements, additional principal payments will be made. ESOP compensation expense for the years ended December 31, 2000 and 1999, was $99,000 and $75,000, respectively. Shares held by the ESOP at December 31, 2000 and 1999, are as follows:


                                    2000       1999
                                  ---------  ---------
Allocated shares                    26,634     15,236
Shares allocated                    11,280      9,448
Additional shares acquired               0      2,051
Shares distributed                       0       (101)
                                  ---------  ---------

 Total allocated shares             37,914     26,634
                                  ---------  ---------

Unallocated shares                  66,137     60,940
 Shares released for allocation    (11,280)    (9,448)
Additional shares acquired               0     14,645
                                  ---------  ---------

 Total unallocated shares           54,857     66,137
                                  ---------  ---------

 Total ESOP shares                  92,771     92,771
                                  =========  =========

Fair value of unallocated shares  $514,000   $827,000
                                  =========  =========

RECOGNITION  AND  RETENTION  PLAN  ("RRP")
A recognition and retention plan was authorized at the October 20, 1997, Annual Meeting of Shareholders. The RRP is a restricted stock award plan. The RRP is administered by a committee of directors of the corporation. The committee selects recipients and terms of award pursuant to the plan. The total number of shares made available under the plan was 38,088.

RRP awards vest in five equal annual installments, subject to the continuous employment of the recipients as defined under such plans. Compensation expense for the RRP is based upon market price at the date of grant and is recognized on a pro rata basis over the vesting period of the awards. RRP expense for the years ended December 31, 2000 and 1999, was $110,000 and $85,000, respectively. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity in the accompanying consolidated balance sheets.

STOCK  OPTION  PLAN  ("SOP")
A stock option plan was authorized at the October 20, 1997, Annual Meeting of Shareholders. The SOP is administered by a committee of directors of the corporation. The committee selects recipients and terms of awards pursuant to the plan. The maximum number of common shares which may be issued under the SOP is 131,422 shares with a maximum term of ten years for each option from the date of grant. The initial awards were granted on October 20, 1997, at the fair value of the common stock on that date ($16.125). Due to the distribution of capital in 1998, the number of shares granted was increased from 71,415 to 98,565, and the exercise price was decreased from $16.125 to $11.70. The initial awards vest in equal installments over a five-year period from the grant date and expire during October 2007. Unvested options become immediately exercisable in the event of death or disability.

Option  activity  under  the  SOP  is  as  follows:


                                          Weighted-
                                           average
                               Number of   exercise
                                shares      price
                               ---------  ----------
Outstanding December 31, 1998     98,565  $    11.70
 Granted                               0        0.00
 Exercised                             0        0.00
 Canceled                              0        0.00
                               ---------  ----------
Outstanding December 31, 1999     98,565       11.70
 Granted                               0        0.00
 Exercised                             0        0.00
 Canceled                              0        0.00
                               ---------  ----------
Outstanding December 31, 2000     98,565  $    11.70
                               =========  ==========

At December 31, 2000, 32,857 shares were available for future grants under the SOP.

Additional information regarding options outstanding as of December 31, 2000, is as follows:


                                     Weighted-average
Exercise     Options      Options       remaining
price      outstanding  exercisable  contractual life
---------  -----------  -----------  ----------------
11.70          98,565       61,762         6.8 years

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


                                            (Dollars in thousands,
                                            except per share data)

                                            Year ended December 31,
                                            -----------------------
Net income:                                          2000       1999
                                                   -------    ------

 As reported                                        $ 994      $ 976
 Pro forma                                          $ 994      $ 935
Earnings per common share - basic
 As reported                                       $ 1.32      $1.25
 Pro forma                                         $ 1.32      $1.20
Earnings per common share - diluted
 As reported                                       $ 1.21      $1.12
 Pro forma                                         $ 1.21      $1.07

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

The capital adequacy regulations of the OTS require that savings associations maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital of at least 4.0% of adjusted total assets (except for those associations with the highest examination rating and acceptable levels of risk), and risk-based capital of at least 8.0% of risk-weighted assets. At December 31, 2000, the bank's capital exceeded all of such requirements.

As of December 31, 2000, the most recent notification from the OTS, the bank was categorized as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized under the prompt corrective action regulations, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the most recent notification that management believes have changed the bank's prompt corrective action category.

The following reconciliation compares the bank's capital under GAAP to its regulatory capital, at December 31, 2000:


                                                                       (Dollars in thousands)
                                                                     Risk-based          Tier I
                                                                       capital           capital
                                                                     -----------        --------
Equity per GAAP                                                        $11,281           $11,281
Less unrealized gain on securities available-for-sale,
 net of applicable income taxes                                           (450)             (450)
Less equity investments                                                   (180)                0
Plus allowance for loan losses                                             532                 0
Plus unrealized gains on equity securities available-for-sale              576                 0
                                                                       --------          --------

Regulatory capital                                                     $11,759           $10,831
                                                                       =======           ========


The  bank's  actual  and  required  capital  amounts  and  ratios  are  as  follows:

                                                 (Dollars in thousands)

                                                                            To be well
                                                    Minimum required    capitalized under
                                                       for capital      Prompt Corrective
                                      Actual        adequacy purposes   Action Provisions
                                      ------        -----------------   -----------------
                                Amount     Ratio    Amount     Ratio    Amount     Ratio
                                ------     -----    ------     -----    ------     -----
As of December 31, 2000:
 Total Risk-Based Capital
   (to Risk-Weighted Assets)   $11,759    12.9%    $ 7,296    8.0%     $ 9,120    10.0%
 Tier I Capital
   (to Risk-Weighted Assets)    10,831    11.9%        N/A     N/A       5,472     6.0%
 Tier I Capital
   (to Total Assets)            10,831     8.8%      4,917    4.0%       6,146     5.0%
 Tangible Capital
   (to Total Assets)            10,831     8.8%      1,844    1.5%         N/A      N/A


As of December 31, 1999:
 Total Risk-Based Capital
   (to Risk-Weighted Assets)  $11,014     14.9%    $ 5,932    8.0%     $ 7,415    10.0%
 Tier I Capital
   (to Risk-Weighted Assets)   10,523      9.7%        N/A     N/A       4,449     6.0%
 Tier I Capital
   (to Total Assets)           10,523      9.7%      4,348    4.0%       5,435     5.0%
 Tangible Capital
   (to Total Assets)           10,523      9.7%      1,630    1.5%         N/A      N/A

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

The  bank  had  outstanding  commitments  to  originate  loans  as  follows:


                                         (Dollars in thousands)
                            At December 31, 2000            At December 31, 1999
                            --------------------            --------------------


                         Fixed    Adjustable              Fixed   Adjustable
                          rate       rate        Total     rate      rate      Total
                        ------   -----------    -------  -------  ----------   -----

Undisbursed balance
of loans closed-
 mortgage loans          $1,315    $    0      $ 1,315   $4,438    $    0     $ 4,438
First mortgage
 loans                    2,899        98        2,997      316       259         575
Consumer and
 other loans                125       873          998       81         0          81
Open-end consumer loans       0     2,429        2,429        0     1,455       1,455
Commercial loans            500     5,140        5,640        0     4,672       4,672
                         ------    ------       ------     ----    ------      -------

Total                    $4,839    $8,540      $13,379   $4,835    $6,386     $11,221
                         ======    =======     =======   ======    ======     ========

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

The bank maintains deposit accounts at four banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $100,000. Cash at two of these institutions exceeded Federally insured limits. The amount in excess of the FDIC limit totaled $777,000.

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

The estimated fair values of the corporation's financial instruments are as follows:


                                            (Dollars in thousands)
                                                  DECEMBER  31,
                                 --------------------------------------------
                                          2000                  1999
                                          ----                  ----

                                 Carrying       Fair    Carrying      Fair
                                   amount      value      amount     value
                                 --------      -----    --------     -----
Financial assets:
 Cash and cash equivalents        $  1,593   $  1,593   $  3,483     $  3,483
 Time deposits                          24         23         24           21
 Investment securities               3,619      3,619      3,045        3,045
 Mortgage-backed securities            460        460        424          424
 Loans                             110,945    112,074     96,844       98,066
 Stock in Federal Home Loan Bank     1,779      1,779      1,372        1,372
 Accrued interest receivable           670        670        520          520
 Life insurance                      1,073      1,073      1,181        1,181

Financial liabilities:
 Deposits                           75,077     75,063     69,671       70,485
 Borrowed funds                     34,951     34,901     26,505       26,531
 Accrued interest payable              227        227        177          177

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

NOTE  S  -  PARENT  COMPANY  FINANCIAL  INFORMATION

Condensed financial information for Home City Financial Corporation (parent company only) follows:




                                BALANCE SHEETS
                                                         (Dollars in thousands)

                                                               December 31,
                                                               ------------

                                                          2000            1999
                                                          ----            ----
Assets
Interest-bearing savings deposit with subsidiary bank   $   179         $   202
Investment in subsidiary bank                            11,281          10,860
Investment in insurance agency                              150               0
Other assets                                                199             158
                                                        -------         -------

 Total assets                                           $11,809         $11,220
                                                        =======         =======

Liabilities and shareholders' equity
Accrued expense and other liabilities                   $     3         $     4
Shareholders' equity                                     11,806          11,216
                                                        -------         -------

 Total liabilities and shareholders' equity             $11,809         $11,220
                                                        =======         =======

                                  STATEMENTS OF INCOME
                                                         (Dollars in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                           2000           1999
                                                           ----           ----
Income
Dividends from subsidiary bank                           $    800        $  2,390
Interest income                                                52              60
Other income                                                    1               0
                                                         --------        --------
 Total income                                                 853           2,450

Expense
Interest expense                                                0              25
Other expense                                                 154             139
                                                         --------        --------
 Total expense                                                154             164
                                                         --------        --------
Income before income taxes and undistributed
 earnings of subsidiaries                                     699           2,286
Income tax benefit                                            (24)            (35)
                                                         --------        --------
Income (loss) before undistributed earnings of subsidiaries   723           2,321
Undistributed earnings of subsidiaries                        271          (1,345)
                                                         --------        --------
 Net income                                              $    994        $    976
                                                         ========        ========



                              STATEMENTS OF CASH FLOWS
                                                           (Dollars in thousands)
                                                                  Year ended
                                                                 December 31,
                                                           ----------------------
                                                             2000            1999
                                                             ----            ----
Cash flows from operating activities
Net income from operating activities                       $    994       $    976
Adjustments to reconcile net income to net cash
 flows from operating activities:
Equity in undistributed earnings of subsidiaries               (271)         1,345
Deferred income taxes                                             0              2
Compensation expense for ESOP                                    76            101
Compensation expense for RRP                                     98             77
Net increase in other assets                                    (41)           (45)
Net decrease in other liabilities                                (1)            (4)
                                                           ---------      ---------
 Net cash from operating activities                             855          2,452

Cash flows from financing activities
Payments on notes payable                                         0         (1,800)
Purchase of insurance agency                                   (160)             0
Purchase of treasury shares                                    (370)          (212)
Purchase of common shares by RRP                                  0            (43)
Cash dividends paid                                            (348)          (346)
                                                           ---------      ---------
 Net cash used in financing activities                         (878)        (2,401)

Net increase (decrease) in cash and cash equivalents            (23)            51
Cash and cash equivalents at beginning of year                  202            151
                                                           ---------      ---------

 Cash and cash equivalents at end of year                  $    179       $    202
                                                           =========      =========


NOTE  T  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)


                                           (Dollars in thousands, except per share data)
                                                First     Second    Third     Fourth
                                               Quarter   Quarter   Quarter   Quarter
                                               --------  --------  --------  --------
Year ended December 31, 2000:
Interest income                                $  2,244  $  2,340  $  2,372  $  2,577
Interest expense                                  1,284     1,361     1,495     1,597
                                               --------  --------  --------  --------
 Net interest income                                960       979       877       980

Provision for loan losses                            15        10        15        70
Other income                                         47        39        36       176
Other expense                                       653       660       614       702
Provision for income taxes                           98       100        79        84
                                               --------  --------  --------  --------
 Net income                                    $    241  $    248  $    205  $    300
                                               ========  ========  ========  ========

Earnings per share - basic                     $   0.32  $   0.33  $   0.27  $   0.40
Earnings per share - diluted                   $   0.29  $   0.30  $   0.25  $   0.37
Weighted-average common
 shares outstanding                             761,187   746,898   746,898   749,883

Year ended December 31, 1999:
Interest income                                $  1,826  $  1,920  $  2,000  $  2,152
Interest expense                                    968     1,009     1,081     1,200
                                               --------  --------  --------  --------
 Net interest income                                858       911       919       952

Provision for loan losses                            17        12         5         0
Other income                                         21        38        31        33
Other expense                                       539       582       576       644
Provision for income taxes                          104       105       110        93
                                               --------  --------  --------  --------
 Net income                                    $    219  $    250  $    259  $    248
                                               ========  ========  ========  ========

Earnings per share - basic                     $   0.28  $   0.32  $   0.33  $   0.32
Earnings per share - diluted                   $   0.25  $   0.28  $   0.30  $   0.29
Weighted-average common
 shares outstanding                             778,465   776,909   776,909   773,904


NOTE  U  -  BUSINESS  COMBINATION

On December 1, 2000, the corporation's newly formed insurance agency subsidiary, Home City Insurance Agency, Inc., acquired the book of business from Rice Insurance Agency, Inc., Springfield, Ohio, in a business combination accounted for as a purchase. The agency is an Ohio corporation, primarily engaged in the selling of insurance products. The results of operations of the agency are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $540,000, which exceeds the fair value of the net assets of Rice Insurance Agency, Inc. included in the purchase agreement by $490,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE  WITH  SECTION  16  (A)  OF  THE  EXCHANGE  ACT  OF  THE  REGISTRANT

     The information set forth under the caption PROPOSAL ONE - ELECTION OF DIRECTORS and "SECTION 16 (a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the Definitive Proxy Statement of the Corporation dated March 23, 2001, filed with the United States Securities and Exchange Commission (the Proxy Statement ) is incorporated by reference herein.

ITEM  10.  EXECUTIVE  COMPENSATION

     The information set forth under the caption COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS of the Definitive Proxy Statement is incorporated by reference herein.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The information set forth under the caption VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT of the Definitive Proxy
Statement  is  incorporated  by  reference  herein.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information set forth under the caption COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS - Certain Transactions with Home City of the Definitive Proxy Statement is incorporated by reference herein.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        3.1     Articles  of  Incorporation  (Incorporated  by  reference)
        3.2     Code  of  Regulations  (Incorporated  by  reference)
        10.1    Employment  Agreement  with  Mr.  Ulery
        10.2    Home  City  Financial  Corporation  1997  Stock  Option  and
                Incentive  Plan  (Incorporated  by  reference)
        10.3    Home  City  Financial  Corporation  Recognition  and
                Retention  Plan and  Trust  Agreement  (Incorporated  by
                reference)
        10.4    Asset  Sale  And  Purchase  Agreement  (Incorporated  by
                reference)
        21      Subsidiaries
        99.1    Proxy  Statement  (Incorporated  by  reference)
        99.2    Safe  Harbor Under the Private Securities Litigation
                Reform Act of
                1995

(b)     Reports  on  Form  8-K

        A Form 8-K Current Report was filed with the Securities and Exchange Commission on December 1, 2000, reporting the acquisition of the business of Rice Insurance Agency, Inc.

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


/s/  Glenn  W.  Collier                      /s  /  John  D.  Conroy


____________________________                 ______________________________
Glenn  W.  Collier                           John  D.  Conroy
Director                                     Chairman  of  the  Board


3/26/01                                      3/26/01
----------------------------                 ------------------------------
Date                                         Date


/s/  James  Foreman                          /s/  Terry  A.  Hoppes


____________________________                 _____________________________
James  Foreman                               Terry  A.  Hoppes
Director                                     Director


3/26/01                                      3/26/01
----------------------------                 ------------------------------
Date                                         Date


/s/  Douglas  L.  Ulery                      /s/  Charles  A.  Mihal


____________________________                 _____________________________
Douglas  L.  Ulery                           Charles  A.  Mihal
Director                                     Treasurer  and  Chief  Financial
President  and  Chief  Executive  Officer    Officer


3/26/01                                      3/26/01
----------------------------                 -----------------------------
Date                                         Date


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
DESCRIPTION

3.1  Articles of Incorporation              Incorporated by
                                            reference to the Registrant's
                                            Quarterly Report on Form 10-QSB
                                            for the Quarter ended March 31,
                                            1997 (the "March 31, 1997, 10-QSB")
                                            Exhibit 3(I).


3.2  Code of Regulations of Home City       Incorporated by reference the March
     Financial Corporation                  31, 1997, 10-QSB, Exhibit 3 (ii).



10.1 Employment Agreement with Mr. Ulery

10.2 Home City Financial Corporation        Incorporated by reference to the
     1997 Stock Option and Incentive Plan   Registrant's 1997 Definitive Proxy
                                            Statement dated September 19, 1997
                                            Exhibit A.

10.3 Home City Financial Corporation        Incorporated by reference to the
     Recognition and Retention Plan  and    Registrant's 1997 Definitive Proxy
     Trust Agreement                        Statement dated September 19, 1997
                                            Exhibit A.

10.4 Asset Sale And Purchase Agreement      Incorporated by reference to Form
                                            8-K filed by Registration December
                                            1, 2000, Exhibit 2.

21   Subsidiaries of Home City Financial
     Corporation

99.1 Proxy  Statement                       Incorporated by reference to the
                                            definitive Proxy Statement of the
                                            Registrant for the 2001 Annual
                                            Meeting of Shareholders of Home
                                            City Financial Corporation, filed
                                            with the Securities and Exchange
                                            Commission.

99.2 Safe Harbor Under the Private
     Securities Litigation Reform Act of
     1995