Form 10QSB
period 2001-03-31
HOME CITY FINANCIAL CORP
filed 2001-05-14
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark  One)
[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD
ENDED  MARCH  31,  2001.
[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
     EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
__________  TO  __________

                       COMMISSION FILE NUMBER  - - 0-21809
                         HOME CITY FINANCIAL CORPORATION
                         -------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          OHIO                                         34-1839475
----------------------                             -------------------
(STATE  OR  OTHER  JURISDICTION  OF     (I.R.S.  EMPLOYER IDENTIFICATION  NO.)
INCORPORATION  OR  ORGANIZATION)

63  West  Main  Street                                    45502
Springfield,  Ohio                                 -------------------
-----------------                                      (ZIP  CODE)
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)


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

As of April 30, 2001, 810,900 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

7

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX


                                                           Page Number

PART  I     FINANCIAL  INFORMATION

    Item.  1.  Financial  Statements  (Unaudited)

          Consolidated  balance  sheets  --                        3
          March  31,  2001,  and  December  31,  2000

          Consolidated  statements  of  income  --                 4
          Three  months  ended  March  31,  2001  and  2000

          Consolidated  statements  of  changes  in                5
          shareholders' equity  --  Three months ended March  31, 2001

          Consolidated  statements  of  cash  flows  --            6
          Three  months  ended  March  31,  2001  and  2000

          Notes  to  consolidated  financial  statements           7
          March  31,  2001,  and  December  31,  2000

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

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           CONSOLIDATED BALANCE SHEETS


                                                                   (Dollars in thousands)


                                                               (Unaudited)
                                                              --------------
                                                               At March 31,    At December 31,
                                                              --------------  -----------------
                                                                   2001             2000
                                                              --------------  -----------------
ASSETS
Cash and cash equivalents
 Cash and due from banks                                      $       1,148   $          1,248
 Interest-bearing demand deposits in other banks                        128                 72
 Federal funds sold                                                   1,232                273
                                                              --------------  -----------------
   Total cash and cash equivalents                                    2,508              1,593

Time deposits with original maturities of 90 days or more                24                 24
Investment securities available-for-sale, at fair value               3,725              3,619
Mortgage-backed securities available-for-sale, at fair value          1,402                460
Loans, net                                                          115,006            110,945
Stock in Federal Home Loan Bank                                       1,980              1,779
Accrued interest receivable                                             703                670
Properties and equipment                                              3,530              2,281
Cash surrender value of life insurance                                2,599              1,073
Goodwill                                                                490                490
Other assets                                                            120                588
                                                              --------------  -----------------
  TOTAL ASSETS                                                $     132,087   $        123,522
                                                              ==============  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                                      $      82,517   $         75,077
Federal Home Loan Bank Advances                                      36,633             34,951
Note payable                                                            390                390
Accrued interest payable                                                245                227
Advance payments by borrowers for taxes and insurance                    87                144
Deferred income taxes                                                     2                127
Other liabilities                                                       353                800
                                                              --------------  -----------------

   TOTAL LIABILITIES                                                120,227            111,716

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 1,000,000 shares
 authorized; none issued                                                  0                  0
Common shares, no par value; 5,000,000 shares
 authorized; 952,200 shares issued                                        0                  0
Additional paid-in capital                                            6,026              6,026
Retained earnings, substantially restricted                           8,118              7,934
Treasury shares, at cost                                             (1,920)            (1,886)
Accumulated other comprehensive income                                  345                449
Common shares purchased by:
 Employee Stock Ownership Plan                                         (457)              (457)
 Recognition and Retention Plan                                        (252)              (260)
                                                              --------------  -----------------

TOTAL SHAREHOLDERS' EQUITY                                           11,860             11,806
                                                              --------------  -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $     132,087   $        123,522
                                                              ==============  =================


HOME  CITY  FINANCIAL  CORPORATION
SPRINGFIELD,  OHIO
CONSOLIDATED  STATEMENTS  OF  INCOME

                                            (Dollars in thousands)


                                        (Unaudited)       (Unaudited)
                                       3 Months Ended    3 Months Ended
                                         March 31,         March 31,
                                      ----------------  ----------------
                                            2001              2000
                                      ----------------  ----------------
INTEREST INCOME
Loans                                 $          2,497  $          2,165
Mortgage-backed securities                          15                 6
Investment securities                               73                69
Interest-bearing demand deposits                     4                 4
Federal funds sold                                  12                 0
                                      ----------------  ----------------

 TOTAL INTEREST INCOME                           2,601             2,244

INTEREST EXPENSE
Deposits                                         1,078               911
Borrowed funds                                     556               373
                                      ----------------  ----------------

 TOTAL INTEREST EXPENSE                          1,634             1,284
                                      ----------------  ----------------

 NET INTEREST INCOME                               967               960
Provision for loan losses                           10                15
                                      ----------------  ----------------

 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                 957               945

NONINTEREST INCOME
Service charges on deposits                          7                 3
Life insurance                                      20                31
Gain on sale of securities, net                    134                 0
Other income                                        82                13
                                      ----------------  ----------------

 TOTAL NONINTEREST INCOME                          243                47

NONINTEREST EXPENSES
Salaries and employee benefits                     476               338
Supplies, telephone and postage                     32                23
Occupancy and equipment                             73                49
FDIC deposit insurance                               4                 3
Data processing                                     53                40
Legal, accounting and examination                   86                67
Franchise taxes                                     36                46
Other expenses                                      97                87
                                      ----------------  ----------------

 TOTAL NONINTEREST EXPENSES                        857               653
                                      ----------------  ----------------

 NET INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                     343               339

Federal income tax expense                          70                98
                                      ----------------  ----------------

 NET INCOME                           $            273  $            241
                                      ================  ================

Earnings per common share - basic     $           0.36  $           0.32
Earnings per common share - diluted   $           0.34  $           0.29


HOME  CITY  FINANCIAL  CORPORATION
                                                      SPRINGFIELD, OHIO
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      Number of shares                              (Dollars in thousands)


                                                                                                                     Amounts
                                                                                                                   Accumulated
                                                              Common      Common                                      other
                                                              shares      shares   Additional                        compre-
                                    Common     Treasury      purchased   purchased   paid-in  Retained   Treasury    hensive
                                    shares      shares        by ESOP     by RRP     capital  earnings    shares     income
                                    ------     --------      ---------   --------- ---------- --------   --------  ------------
December 31, 1999                   952,200    (108,810)     (53,322)    (16,780)  $  6,033  $   7,288  $  (1,516)  $    309

Net income                                                                                         994
Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income
  tax of $72                                                                                                             140
Comprehensive income
Purchase of treasury shares                     (29,390)                                                     (370)
Shares allocated under
  Employee Stock
  Ownership Plan                                               7,618
Shares earned under
  Recognition and
  Retention Plan                                                           6,022          (7)
Dividends declared
 ($.425 per share)                                                                                (348)
-------------
Balance at December 31, 2000        952,200    (138,200)     (45,704)    (10,758)  $  6,026  $   7,934  $  (1,886)
Net income                                                                                         273
Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income
  tax of $(54)                                                                                                           (104)
Comprehensive income
Purchase of treasury shares                      (3,100)                                                      (34)
Shares earned under
  Recognition and
  Retention Plan                                                             500
Dividends declared
  ($.11 per share)                                                                                 (89)
                               -------------  ----------  ----------  ----------  --------  ----------  ----------  ---------
March 31, 2001                      952,200    (141,300)     (45,704)    (10,258)  $  6,026  $   8,118  $  (1,920)   $    345
                               =============  ==========  ===========  ==========  ========  =========  ==========   ========

                                 Common       Common
                                 shares       shares       Compre-
                                purchased    purchased     hensive
                                 by ESOP      by RRP       income
                               -----------  -----------    -------
December 31, 1999               $     (533)  $     (365)

Net income                                                 $  994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72                                                   140
                                                           ------
Comprehensive income                                       $1,134
                                                           ======
Purchase of treasury shares
Shares allocated under
  Employee Stock
  Ownership Plan                        76
Shares earned under
  Recognition and
  Retention Plan                                    105
Dividends declared
 ($.425 per share)
                                -----------  ----------
Balance at December 31, 2000     $     (457)  $    (260)

Net income                                                 $  273
Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income
  tax of $(54)                                               (104)
                                                           ------
Comprehensive income                                       $  169
                                                           ======
Purchase of treasury shares
Shares earned under
  Recognition and
  Retention Plan                                      8
Dividends declared
 ($.11 per share)
March 31, 2001                   $     (457) $     (252)
                               ===========   ==========


                              HOME CITY FINANCIAL CORPORATION
                                     SPRINGFIELD, OHIO
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Dollars in thousands)


                                                                    (Unaudited)
                                                                  3 Months Ended   3 Months
                                                                       Ended        Ended
                                                                     March 31,     March 31,
                                                                  --------------   ---------
                                                                         2001        2000
                                                                  --------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $       273   $   241
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Premium amortization, net of discount accretion                             4         7
   Provision for loan losses                                                  10        15
   (Gain) loss on sale of securities                                        (134)        0
   Depreciation                                                               21        19
   Deferred income taxes                                                      28       (15)
   Life insurance income, net of expenses                                    (16)      (26)
   Employee Stock Ownership Plan compensation expense                         24         0
   Recognition and Retention Plan compensation expense                        24        22
   FHLB stock dividends                                                      (34)      (24)
   Net change in:
     Accrued interest receivable                                             (33)      (59)
     Accrued interest payable                                                 18         9
     Other assets                                                            468       (51)
     Other liabilities                                                      (447)      (12)
                                                                     ------------  --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                   206       126
                                                                     ------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                 (2,551)     (287)
Proceeds from sales of securities available-for-sale                       1,888         0
Proceeds from maturities of securities available-for-sale                    400         0
Purchase of mortgage-backed securities available-for-sale                   (976)        0
Collections on mortgage-backed securities available-for-sale                  16        32
Purchase of additional BOLI                                               (1,510)        0
Net increase in loans                                                     (4,071)   (4,060)
Purchases of properties and equipment                                     (1,270)       (8)
Purchase of FHLB stock                                                      (167)        0
                                                                     ------------  --------
 NET CASH USED IN INVESTING ACTIVITIES                                    (8,241)   (4,323)
                                                                     ------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                   7,440     2,073
Net increase (decrease) in short-term FHLB advances                       (3,700)      800
Proceeds from new long-term FHLB advances                                  6,994       225
Payments on long-term FHLB advances                                       (1,612)     (153)
Net change in advance payments by borrowers for taxes and insurance          (57)      (35)
Distribution of common shares by Recognition and Retention Plan                8         9
Purchase of treasury shares                                                  (34)     (346)
Cash dividends paid                                                          (89)      (87)
                                                                     ------------  --------


 NET CASH PROVIDED BY FINANCING ACTIVITIES                                 8,950     2,486
                                                                     ------------  --------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        915    (1,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,593     3,483
                                                                     ------------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     2,508   $ 1,772
                                                                     ============  ========





                         HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2001, AND DECEMBER 31, 2000

                                   (UNAUDITED)




NOTE  1.     BASIS  OF  PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of March 31, 2001, and December 31, 2000, and the consolidated results of operations and the cash flows for the three months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE  2.       ALLOWANCE  FOR  LOAN  LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:




                                 (Dollars in thousands)


                                 Three
                              Months Ended     Year Ended
                                March 31,     December 31,
                                  2001            2000
                              -------------  --------------
Balance, beginning of period  $         532  $         491
Provision for loan losses                10            110
Charge-offs                               0            (69)
Recoveries                                0              0
                              -------------  --------------

Balance, end of period        $         542  $         532
                              =============  ==============



NOTE  3.  ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK

Borrowings at March 31, 2001, consisted of three short-term advances totaling $1.0 million and twenty-three long-term advances totaling $35.6 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.


Scheduled  maturities  of  advances  from  the  FHLB  were  as  follows:



                                               (Dollars in thousands)


                                At March 31, 2001                            At December 31, 2000
                                     Range of           Weighted-                   Range of       Weighted-
                                     interest            average                    interest        average
                     Amount            rates          interest rate      Amount       rates      interest rate
               ------------------  -------------  ---------------------  -------  -------------  --------------
Due within
 one year      $            1,043    5.38%-6.30%         5.49%          $ 4,761    6.30%-6.75%      6.67%

After one but
 within five
 years         $            2,090    5.79%-8.35%         6.83%          $ 3,649    6.05%-8.35%      6.97%

After five
 years         $           33,500    3.30%-7.28%         5.73%          $26,541    3.30%-7.28%      6.12%



NOTE  4.     REGULATORY  CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2001.



                                                   (Dollars in thousands)

                                                                                           To be
                                                                                   Categorized as "Well
                                                                                    Capitalized" Under
                                                          For Capital                Prompt Corrective
                                   Actual              Adequacy Purposes             Action Provisions
                                   ------              -----------------           ----------------------
                               Amount    Ratio        Amount        Ratio          Amount          Ratio
                               ------   -----         ------        -----          ------          -----
Total Risk-Based Capital
    (To Risk-Weighted Assets)  $11,542   12.6%      $   7,344       8.0%          $   9,180        10.0%

Tier I Capital
    (To Risk-Weighted Assets)  $10,945   11.9%            N/A        N/A          $   5,508         6.0%

Tier I Capital
      (To Total Assets)        $10,945    8.3%      $   5,268       4.0%*         $   6,585         5.0%

Tangible Capital
      (To Total Assets)        $10,945    8.3%      $   1,976       1.5%                N/A         N/A



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



                                                      For the Three Months Ended
                                                      --------------------------
                                                             March 31, 2001
                                                             --------------

                                                             Weighted-average     Per
                                                  Income          Shares         Share
                                               (Numerator)     (Denominator)    Amount
                                               ------------  -----------------  -------
Basic EPS
    Income available to common shareholders    $    273,480            756,830  $  0.36

    Effective of dilutive securities
    RRP shares                                            0             10,536
    ESOP shares                                           0             45,704
    Stock options*                                        0                  0
                                               ------------         ----------  -------

Diluted EPS
    Income available to common shareholders +
    assumed conversions                        $    273,480            813,070  $  0.34
                                               ============  =================  =======



* Because the exercise prices of the options exceed the fair market value at March 31, 2001, the shares subject to options are not included in calculating diluted earnings per share.



                                                     For the Three Months Ended
                                                     --------------------------
                                                          March 31, 2000
                                                          --------------

                                                               Weighted-
                                                                average       Per
                                                  Income        Shares       Share
                                               (Numerator)   (Denominator)  Amount
                                               ------------  -------------  -------
Basic EPS
    Income available to common shareholders    $    240,606        761,187  $  0.32

    Effective of dilutive securities
    RRP shares                                            0         16,544
    ESOP shares                                           0         53,322
    Stock options*                                        0              0
                                               ------------    ------------ -------

Diluted EPS
    Income available to common shareholders +
    assumed conversions                        $    240,606        831,053  $  0.29
                                               ============  =============  =======



* Because the exercise prices of the options exceed the fair market value at March 31, 2000, the shares subject to options  are  not  included  in  calculating  diluted  earnings  per share.

                         HOME CITY FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



SAFE  HARBOR  CLAUSE

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. See Exhibit 99.2 attached hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated by reference.

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


                         CHANGES IN FINANCIAL CONDITION

     At March 31, 2001, the consolidated assets of the Company totaled $132.1 million, an increase of $8.6 million, or 6.93%, from $123.5 million at December 31, 2000. The increase in total assets was primarily the result of a $4.1 million increase in loans receivable funded primarily by a $7.4 million increase in deposits and $1.7 increase in advances from the FHLB.

     Net loans receivable increased by $4.1 million, or 3.66%, to $115.0 million at March 31, 2001, compared to $110.9 million at December 31, 2000. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     The cash surrender value of life insurance policies increased $1.5 million, or 142.22% to $2.6 million from $1.1 million at December 31, 2000. The increase was primarily attributed to the purchase of additional life insurance on certain members of the Board of Directors.

     The $1.2 million increase in property and equipment was a direct result of additional expenditures related to the construction of the Bank's new main office facilities which are expected to be completed during June 2001.

     Total cash and cash equivalents increased by $915,000 during the first quarter of 2001. Federal funds sold and other overnight deposits increased by $959,000, or 351.28%, from $273,000 at December 31, 2000. Total cash and balances due from banks decreased by $44,000 from the December 31, 2000, balances.

     During the three months ended March 31, 2001, $16,000 of principal payments was received on mortgage-backed and related securities ("MBS"). During the same three-month period $976,000 was allocated for the purchase of additional securities.

     Deposit liabilities increased $7.4 million, or 9.91%, from $75.1 million at December 31, 2000, to $82.5 million at March 31, 2001. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB increased $1.7 million, or 4.81%, from $35.0 million at December 31, 2000, to $36.6 million at March 31, 2001. The funds obtained were utilized to support the increased loan demand, capital expenditures and the increases in other earning assets.

     Total shareholders' equity remained relatively constant, increasing $54,000, or 0.46%, from December 31, 2000, to March 31, 2001. This increase was primarily the result of $273,000 of first quarter 2001 income which was partially offset by the $104,000 decrease in unrealized losses on securities available-for-sale, the $89,000 cash dividend payment, the purchase of $34,000 of treasury shares, and net of the $8000 increase from the RRP distribution.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4.00% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At March 31, 2001, the Bank's regulatory liquidity ratio was 4.25%. At such date, the Bank had commitments to originate loans totaling $12.0 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at March 31, 2001.

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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8.0% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $542,000 at March 31, 2001.

     At March 31, 2001, the Bank had committed to capital expenditures of $2.9 million for the construction of a new main office and operations center scheduled for completion in mid 2001.

     On January 29, 2001, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 2, 2001, paid on March 15, 2001.



                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2001  AND  2000

     GENERAL. Net income increased $32,000, or 13.28%, from $241,000 for the three months ended March 31, 2000, to $273,000 for the three months ended March 31, 2001. This increase was primarily attributed to the realized gains on the sale of securities being partially offset by increases in noninterest expense.

     INTEREST INCOME. The $16.6 million increase in average earning assets contributed to an increase in interest income of $357,000, or 15.91%, for the three months ended March 31, 2001, compared to the same period in 2000. The increase was attributed to the $317,000 increase in loan income from the increased loan receivable balances. Of the overall increase in interest income, $349,000 is attributable to earning asset volume increases and an increase of $8,000 attributable to rate or yield.

     INTEREST EXPENSE. Interest expense on deposit liabilities increased $167,000, or 18.33%, for the three months ended March 31, 2001, as compared to the same period in 2000. Total average deposits increased by $6.8 million comparing the quarters ended March 31, 2001 and 2000, and the average interest rate paid on interest-bearing deposits increased by 41 basis points from 5.36% for the three months ended March 31, 2000, to 5.77% for the same period in 2001. The average balance of FHLB advances increased from $26.4 million for the three-month period ended March 31, 2000, to $36.8 million for the same period in 2001, resulting in an increase in interest on FHLB advances of $175,000 for the three months ended March 31, 2001, compared to the same period in 2000. The addition of $390,000 in notes payable increased interest expense $8,000 for the three months ended March 31, 2001. Of the overall increase in interest expense, $244,000 is attributable to interest costing liability volume increases, and an increase of $106,000 is attributable to rates paid.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $10,000 and there were no net charge-offs during the three months ended March 31, 2001, compared to a $15,000 provision and no net charge-offs during the three months ended March 31, 2000. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     NONINTEREST INCOME. Noninterest income increased by $196,000 for the three months ended March 31, 2001, compared to the same period in 2000. The increase was related to recognition of a $134,000 gain on the sale of investment securities and $69,000 in other income related primarily to HCIA operations. These increases were partially offset by the decrease of $11,000 in the net income generated by life insurance policies.

     NONINTEREST EXPENSE. Noninterest expense increased $204,000, or 31.24%, to $857,000 for the three months ended March 31, 2001, from $653,000 in the comparable period in 2000. Of this increase, $138,000 was attributable to an increase in compensation and benefit expense in 2001, reflecting the addition of staff related to preparation for the growth of the Bank and the insurance agency subsidiary. Data processing expense increased $13,000, or 32.50%, and legal, accounting and examination expense increased $19,000, or 28.36%, compared to the same period in 2000. The annualized ratio of noninterest expense to average total assets was 2.68% and 2.39% for the three months ended March 31, 2001 and 2000, respectively.

     INCOME TAXES. The provision for income taxes decreased $28,000 for the three months ended March 31, 2001, compared with the prior year, primarily as a result of the composition of the taxable and non-taxable income for the quarter.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           PART II - OTHER INFORMATION


ITEM  1  -  LEGAL  PROCEEDINGS

     None


ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Not  Applicable


ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On April 25, 2001, the Corporation held its Annual Meeting of Shareholders.

     Each of the five directors nominated were elected to terms expiring in 2002
by  the  following     votes:

   Glenn  W.  Collier   For:  673,478   Withheld:  22,337   Broker Non-votes  0
   John  D.  Conroy     For:  675,778   Withheld:  20,037   Broker Non-votes  0
   James  Foreman       For:  675,253   Withheld:  20,562   Broker Non-votes  0
   Terry  A.  Hoppes    For:  676,278   Withheld:  19,537   Broker Non-votes  0
   Douglas  L.  Ulery   For:  675,621   Withheld:  20,194   Broker Non-votes  0

     One other matter was submitted to the shareholders, for which the following votes were cast:

     Ratification of the selection of Dixon, Francis, Davis & Company as the auditors of Home City Financial Corporation for the current year:




            For:  676,027  Against:  19,188  Abstain:  600  Broker-Non-votes:  0





ITEM  5  -  OTHER  INFORMATION

     Not  Applicable


ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

  a. No  report on Form 8-K was filed during the quarter ended March 31, 2001.
  b. Exhibit  99.2  Safe  Harbor  Under  the Private Litigation
     ----------------------------------------------------------
     Reform  Act  of  1995.
     ---------------------

SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        HOME  CITY  FINANCIAL  CORPORATION



Date:       May  11,  2001
     -----------------------------      ----------------------------------------
                                        Douglas  L.  Ulery
                                        President

 Date:       May  11,  2001
     -----------------------------      ----------------------------------------
                                        Charles  A.  Mihal
                                        Treasurer  and  Chief  Financial Officer