Form 10QSB
period 2001-06-30
HOME CITY FINANCIAL CORP
filed 2001-08-14
CIK 1022103

2


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark  One)
[  X  ]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
            SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY
            PERIOD ENDED  JUNE  30,  2001

[    ]      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION
            PERIOD  FROM _________  TO  __________

                        COMMISSION FILE NUMBER  - 0-21809
                         HOME CITY FINANCIAL CORPORATION
                         -------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           OHIO                                     34-1839475
           ----                                     ----------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

    63 West Main Street
     Springfield, Ohio                                 45502
    -------------------                                -----
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


As of August 6, 2001, 795,200 common shares of stock of the Registrant were outstanding. There were no preferred shares outstanding.


                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                                   FORM 10-QSB
                                      INDEX
                                                                  Page  Number

PART  I  FINANCIAL  INFORMATION

     ITEM
         1.  Financial  Statements  (Unaudited)

                  Consolidated  balance  sheets -                       3
                  June  30,  2001,  and  December  31,  2000

                  Consolidated  statements  of  income -                4
                  Three and six months ended June 30, 2001 and 2000

                  Consolidated  statements  of  changes  in             5
                  shareholders' equity - Six months ended June 30,
                  2001

                  Consolidated  statements  of  cash  flows -           6
                  Six  months  ended  June  30,  2001  and  2000

                  Notes  to  consolidated  financial                    7
                  statements - June 30, 2001, and December 31, 2000

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


                                      HOME CITY FINANCIAL CORPORATION
                                              SPRINGFIELD, OHIO
                                         CONSOLIDATED BALANCE SHEETS




                                                                           (Dollars in thousands)
                                                                    (Unaudited)
                                                                    -----------
                                                                    At June 30,
                                                              -----------------------
                                                                       2001             At December 31, 2000
                                                              -----------------------  ----------------------
ASSETS
Cash and cash equivalents
 Cash and due from banks . . . . . . . . . . . . . . . . . .  $                1,587   $               1,248
 Interest-bearing demand deposits in other banks . . . . . .                     136                      72
 Federal funds sold. . . . . . . . . . . . . . . . . . . . .                   1,020                     273
                                                              -----------------------  ----------------------
   Total cash and cash equivalents . . . . . . . . . . . . .                   2,743                   1,593

Time deposits with original maturities of 90 days or more. .                      24                      24
Investment securities available-for-sale, at fair value. . .                   3,732                   3,619
Mortgage-backed securities available-for-sale, at fair value                   1,341                   1,460
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . .                 113,970                 110,945
Stock in Federal Home Loan Bank. . . . . . . . . . . . . . .                   2,016                   1,779
Accrued interest receivable. . . . . . . . . . . . . . . . .                     648                     670
Properties and equipment . . . . . . . . . . . . . . . . . .                   3,901                   2,281
Cash surrender value of life insurance . . . . . . . . . . .                   2,628                   1,073
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .                     490                     490
Deferred income taxes. . . . . . . . . . . . . . . . . . . .                     171                       0
Other assets . . . . . . . . . . . . . . . . . . . . . . . .                     165                     588
                                                              -----------------------  ----------------------
 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $              131,829   $             123,522
                                                              =======================  ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .  $               83,218   $              75,077
Federal Home Loan Bank Advances. . . . . . . . . . . . . . .                  35,529                  34,951
Note payable . . . . . . . . . . . . . . . . . . . . . . . .                     390                     390
Accrued interest payable . . . . . . . . . . . . . . . . . .                     231                     227
Advance payments by borrowers for taxes and insurance. . . .                     137                     144
Deferred income taxes. . . . . . . . . . . . . . . . . . . .                       0                     127
Other liabilities. . . . . . . . . . . . . . . . . . . . . .                     450                     800
                                                              -----------------------  ----------------------

 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .                 119,955                 111,716

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 1,000,000 shares
 authorized; none issued . . . . . . . . . . . . . . . . . .                       0                       0
Common shares, no par value; 5,000,000 shares
 authorized; 952,200 shares issued . . . . . . . . . . . . .                       0                       0
Additional paid-in capital . . . . . . . . . . . . . . . . .                   6,026                   6,026
Retained earnings, substantially restricted. . . . . . . . .                   8,223                   7,934
Treasury shares, at cost . . . . . . . . . . . . . . . . . .                  (2,016)                 (1,886)
Accumulated other comprehensive income . . . . . . . . . . .                     350                     449
Common shares purchased by:
 Employee Stock Ownership Plan . . . . . . . . . . . . . . .                    (457)                   (457)
 Recognition and Retention Plan. . . . . . . . . . . . . . .                    (252)                   (260)
                                                              -----------------------  ----------------------

 TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . .                  11,874                  11,806
                                                              -----------------------  ----------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . .  $              131,829   $             123,522
                                                              =======================  ======================
___________________________________
See accompanying notes.



                                        HOME CITY FINANCIAL CORPORATION
                                               SPRINGFIELD, OHIO
                                       CONSOLIDATED STATEMENTS OF INCOME



                                                              (Dollars in thousands)
                                           (Unaudited)          (Unaudited)       (Unaudited)     (Unaudited)
                                         3 Months Ended       3 Months Ended    6 Months Ended   6 Months Ended
                                             June 30,             June 30,          June 30,         June 30,
                                         --------------       --------------    ---------------  ----------------
                                              2001                  2000              2001            2000
                                             -----                  ----              ----            ----
INTEREST INCOME
Loans . . . . . . . . . . . . . . .  $                 2,490  $          2,260  $          4,987  $      4,425
Mortgage-backed securities. . . . .                       28                 6                43            12
Investment securities . . . . . . .                       78                70               151           138
Interest-bearing demand deposits. .                        2                 4                 6             9
Federal funds sold. . . . . . . . .                       11                 0                23             0
                                     -----------------------  ----------------  ----------------  ------------

    TOTAL INTEREST INCOME . . . . .                    2,609             2,430             5,210         4,584

INTEREST EXPENSE
Deposits. . . . . . . . . . . . . .                    1,135               945             2,213         1,856
Borrowed funds. . . . . . . . . . .                      535               416             1,091           789
                                     -----------------------  ----------------  ----------------  ------------

    TOTAL INTEREST EXPENSE. . . . .                    1,670             1,361             3,304         2,645
                                     -----------------------  ----------------  ----------------  ------------

    NET INTEREST INCOME . . . . . .                      939               979             1,906         1,939
Provision for loan losses . . . . .                       10                10                20            25
                                     -----------------------  ----------------  ----------------  ------------

    NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES .                      929               969             1,886         1,914

NONINTEREST INCOME
Service charges on deposits . . . .                        7                 5                14             8
Life insurance. . . . . . . . . . .                       34                20                54            51
Gain on sale of securities, net . .                        0                 0               134             0
Other income. . . . . . . . . . . .                      129                14               211            27
                                     -----------------------  ----------------  ----------------  ------------

    TOTAL NONINTEREST INCOME. . . .                      170                39               413            86

NONINTEREST EXPENSES
Salaries and employee benefits. . .                      490               321               966           659
Supplies, telephone and postage . .                       47                31                79            54
Occupancy and equipment . . . . . .                       69                46               142            95
FDIC deposit insurance. . . . . . .                        3                 4                 7             7
Data processing . . . . . . . . . .                       50                39               103            79
Legal, accounting and examination .                       70                96               156           163
Franchise taxes . . . . . . . . . .                       36                34                72            80
Other expenses. . . . . . . . . . .                       99                89               196           176
                                     -----------------------  ----------------  ----------------  ------------

    TOTAL NONINTEREST EXPENSES. . .                      864               660             1,721         1,313
                                     -----------------------  ----------------  ----------------  ------------

    NET INCOME BEFORE FEDERAL
        INCOME TAX EXPENSE. . . . .                      235               348               578           687
Federal income tax expense. . . . .                       41               100               111           198
                                     -----------------------  ----------------  ----------------  ------------

    NET INCOME. . . . . . . . . . .  $                   194  $            248  $            467  $        489
                                     =======================  ================  ================  ============
Earnings per common share - basic .  $                  0.26  $           0.33  $           0.62  $       0.65
Earnings per common share - diluted  $                  0.24  $           0.30  $           0.58  $       0.59
___________________________________
See accompanying notes


6



                                             HOME CITY FINANCIAL CORPORATION
                                                    SPRINGFIELD, OHIO
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                ==========================================================


                                                                     (Dollars in thousands)
                                              Number of shares                                          Amounts
                               ----------------------------------------------             ----------------------------------
                                                                          Common      Common
                                                                           shares     shares     Additional
                                    Common              Treasury         purchased   purchased     paid-in      Retained
                                    shares               shares           by ESOP      by RRP      capital      earnings
                               ----------------  ----------------------  ----------  ----------  ------------  ----------
December 31, 1999 . . . . . .           952,200               (108,810)    (53,222)    (16,780)  $     6,033   $   7,288
Net income                                                                                                           994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72
Comprehensive income

Purchase of treasury shares                                    (29,390)
Shares allocated under
 Employee Stock
 Ownership Plan                                                              7,618
Shares earned under
 Recognition and
 Retention Plan                                                                          6,022            (7)
Dividends declared
 ($.425 per share)                                                                                                  (348)
                                       --------               --------     -------     -------   -----------   ----------
Balance at December 31, 2000.           952,200               (138,200)    (45,704)    (10,758)  $     6,026   $   7,934

Net income                                                                                                           467
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $(51)

Comprehensive income

Purchase of treasury shares                                    (10,600)
Shares earned under
 Recognition and
 Retention Plan                                                                            500
Dividends declared
 ($. 22 per share)                                                                                                  (178)
                                        -------               --------     -------     -------   ----------    ----------
June 30, 2001 . . . . . . . .           952,200               (148,800)    (45,704)    (10,258)  $     6,026   $   8,223
                               ================  ======================  ==========  ==========  ============  ==========


                                            Accumu-
                                             lated
                                             other      Common       Common
                                            compre-     shares       shares      Compre-
                                Treasury    hensive    purchased    purchased    hensive
                                 shares     income      by ESOP      by RRP      income
                               ----------  ---------  -----------  -----------  ---------
December 31, 1999 . . . . . .  $  (1,516)  $    309   $     (533)  $     (365)
Net income                                                                      $    994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72                                     140                                  140
                                                                                ---------
Comprehensive income                                                            $  1,134
                                                                                =========
Purchase of treasury shares .       (370)
Shares allocated under
 Employee Stock
 Ownership Plan                                               76
Shares earned under
 Recognition and
 Retention Plan                                                           105
Dividends declared
 ($.425 per share)
                               ----------  --------   ----------   -----------
Balance at December 31, 2000.  $  (1,886)  $    449   $     (457)  $     (260)

Net income                                                                      $    467
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $(51)                                   (99)                                 (99)
                                                                                ---------
Comprehensive income                                                            $    368
                                                                                =========
Purchase of treasury shares .       (130)
Shares earned under
 Recognition and
 Retention Plan                                                             8
Dividends declared
 ($. 22 per share)
                               ----------  --------   ----------   ----------
June 30, 2001 . . . . . . . .  $  (2,016)  $    350   $     (457)  $     (252)
                               ==========  =========  ===========  ===========

7
_______________________________
See  accompanying  notes


                                        HOME CITY FINANCIAL CORPORATION
                                               SPRINGFIELD, OHIO
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 (Dollars in thousands)
                                                                                       (Unaudited)
                                                                            6 Months             6 Months
                                                                              Ended                Ended
                                                                             June 30,             June 30,
                                                                     -----------------------  ----------------
                                                                               2001                 2000
                                                                     -----------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  467   $           489
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Premium amortization, net of discount accretion. . . . . . . . .                       0                 8
   Provision for loan losses. . . . . . . . . . . . . . . . . . . .                      20                25
   (Gain) loss on sale of securities. . . . . . . . . . . . . . . .                    (134)                0
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .                      43                38
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                    (181)              (27)
   Life insurance income, net of expenses . . . . . . . . . . . . .                     (45)              (33)
   Employee Stock Ownership Plan compensation expense . . . . . . .                      40                 0
   Recognition and Retention Plan compensation expense. . . . . . .                      45                44
   FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . .                     (70)              (50)
   Net change in:
     Accrued interest receivable. . . . . . . . . . . . . . . . . .                      22               (53)
     Accrued interest payable . . . . . . . . . . . . . . . . . . .                       4                32
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                     423              (173)
     Other liabilities. . . . . . . . . . . . . . . . . . . . . . .                    (350)               83
                                                                     -----------------------  ----------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . .                     284               383
                                                                     -----------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale . . . . . . . . . . . . .                  (2,617)             (378)
Proceeds from sales of securities available-for-sale. . . . . . . .                   1,938                 0
Proceeds from maturities of securities available-for-sale . . . . .                     400                20
Purchase of mortgage-backed securities available-for-sale . . . . .                    (976)                0
Collections on mortgage-backed securities available-for-sale. . . .                      94                51
Purchase of additional BOLI . . . . . . . . . . . . . . . . . . . .                  (1,510)                0
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .                  (3,045)           (6,940)
Purchases of properties and equipment . . . . . . . . . . . . . . .                  (1,663)             (121)
Purchase of FHLB stock. . . . . . . . . . . . . . . . . . . . . . .                    (167)              (82)
                                                                     -----------------------  ----------------
 NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . .                  (7,546)           (7,450)
                                                                     -----------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .                   8,141             2,624
Net increase (decrease) in short-term FHLB advances . . . . . . . .                  (4,700)            1,100
Proceeds from new long-term FHLB advances . . . . . . . . . . . . .                  11,000             2,225
Payments on long-term FHLB advances . . . . . . . . . . . . . . . .                  (5,722)             (261)
Net change in advance payments by borrowers for taxes and insurance                      (7)              (79)
Distribution of common shares by Recognition and Retention Plan . .                       8                 9
Purchase of treasury shares . . . . . . . . . . . . . . . . . . . .                    (130)             (346)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .                    (178)             (172)
                                                                     -----------------------  ----------------


 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . .                   8,412             5,100
                                                                     -----------------------  ----------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .                   1,150            (1,967)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . .                   1,593             3,483
                                                                     -----------------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . .  $                2,743   $         1,516
                                                                     =======================  ================
____________________________
See accompanying notes

                                            HOME CITY FINANCIAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          JUNE 30, 2001 AND DECEMBER 31, 2001

                                                     (UNAUDITED)



NOTE  1.     BASIS  OF  PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of June 30, 2001, and December 31, 2000, and the consolidated results of operations for the three and six months ended June 30, 2001 and 2000 and the cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE  2.     ALLOWANCE  FOR  LOAN  LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:





                                        (Dollars in thousands)
                                       Six
                                   Months Ended          Year Ended
                                     June 30,           December 31,
                                       2001                 2000
                              -----------------------  --------------
Balance, beginning of period  $                  532   $         491
Provision for loan losses. .                      20             110
Charge-offs. . . . . . . . .                     (34)            (69)
Recoveries . . . . . . . . .                      17               0
                              -----------------------  --------------

Balance, end of period . . .  $                  535   $         532
                              =======================  ==============




NOTE  3.     ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK

Borrowings at June 30, 2001, consisted of one short-term advance and twenty-two long-term advances totaling $35.5 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.


Scheduled  maturities  of  advances  from  the  FHLB  were  as  follows:


                                                                  (Dollars in thousands)
                                             At June 30, 2001                         At December 31, 2000
                                   -----------------------------------         ----------------------------------
                                               Range of       Weighted-                 Range of         Weighted-
                                               interest        average                  interest          average
                                   Amount       rates       interest rate     Amount      rates        interest rate
                                  -------      --------     -------------     ------    --------       -------------
Due within
one year. . .                     $    25       6.30%           6.30%         $ 4,761  6.30%-6.75%         6.67%

After one but
within five
years . . . .                     $ 2,044    4.43%-8.35%         6.32%         $ 3,649  6.05%-8.35%         6.97%

After five
years . . . .                     $33,459    3.30%-7.28%        5.70%         $26,541  3.30%-7.28%         6.12%





NOTE  4.     REGULATORY  CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2001.





                                                            (Dollars in thousands)
                                                                                                 To be
                                                                                          Categorized as "Well
                                                                                           Capitalized" Under
                                                                          For Capital      Prompt Corrective
                                                  Actual              Adequacy Purposes    Action Provisions
                                         -----------------------      -----------------   --------------------
                                            Amount      Ratio         Amount      Ratio    Amount      Ratio
                                            ------      -----         ------      -----    ------      -----
Total Risk-Based Capital
(To Risk-Weighted Assets)                   $11,887     12.1%         $ 7,832     8.0%     $ 9,790     10.0%

Tier I Capital
(To Risk-Weighted Assets)                   $10,990     11.2%             N/A      N/A     $ 5,874      6.0%

Tier I Capital
(To Total Assets)                           $10,990      8.4%         $ 5,260     4.0%*    $ 6,575      5.0%

Tangible Capital
(To Total Assets)                           $10,990      8.4%         $ 1,973     1.5%         N/A       N/A

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


                                                      For the Three Months Ended
                                                      --------------------------
                                                             June 30, 2001
                                                             -------------
                                                               Weighted-
                                                                average          Per
                                               Income           Shares          Share
                                            (Numerator)      (Denominator)      Amount
                                            -----------      -------------      ------

Basic EPS
 Income available to common shareholders      $193,336          752,301          $0.26

Effect of dilutive securities
 RRP shares                                          0           10,258
 ESOP shares                                         0           45,704
 Stock options                                       0            3,337
                                              --------          -------

Diluted EPS
 Income available to common shareholders +    $193,336          811,600          $0.24
   assumed conversions

                                                      For the Three Months Ended
                                                      --------------------------
                                                             June 30, 2000
                                                             -------------
                                                               Weighted-
                                                                average          Per
                                               Income           Shares          Share
                                            (Numerator)      (Denominator)      Amount
                                            -----------      -------------      ------

Basic EPS
 Income available to common shareholders      $248,077          746,898          $0.33

Effect of dilutive securities
 RRP shares                                          0           16,280
 ESOP shares                                         0           53,322
 Stock options*                                      0                0
                                              --------          -------

Diluted EPS
 Income available to common shareholders +    $248,077          816,500          $0.30
   assumed conversions

*Because the exercise prices of the options exceed the fair market value at June 30, 2000, the shares subject to options are not included in calculating diluted earnings per share.

                                                     For the Six Months Ended
                                                     ------------------------
                                                          June 30, 2001
                                                          -------------
                                                               Weighted-
                                                                 average       Per
                                               Income            Shares       Share
                                             (Numerator)      (Denominator)   Amount
                                             -----------      -------------   ------
Basic  EPS
 Income available to common shareholders       $488,683          754,042       $0.65

Effect  of  dilutive  securities
 RRP shares                                           0           16,412
 ESOP shares                                          0           53,322
 Stock options                                        0                0
                                               --------           ------

Diluted  EPS
 Income  available  to  common  shareholders +
 assumed conversions                           $488,683           823,776      $0.59


                                                      For the Six Months Ended
                                                      ------------------------
                                                           June 30, 2000
                                                           -------------
                                                                Weighted-
                                                                  average       Per
                                               Income             Shares       Share
                                            (Numerator)        (Denominator)   Amount
                                            -----------        -------------   ------
Basic  EPS
 Income available to common shareholders     $468,869            777,687       $0.60

Effect  of  dilutive  securities
 RRP shares                                          0            20,763
 ESOP shares                                         0            60,940
 Stock options*                                      0            24,164
                                              ---------           ------

Diluted  EPS
 Income  available  to  common  shareholders +
 assumed conversions                          $468,869           883,554       $0.53

*  Because  the  exercise  prices of the options exceed the fair market value at
June  30,  2000, the   shares subject to options are not included in calculating
diluted  earnings  per  share.


ITEM  2.  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                            AND RESULTS OF OPERATIONS

SAFE  HARBOR  CLAUSE

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors, which could affect actual results, include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. See Exhibit 99.2 attached hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated by reference.

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

     The Company is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of the Bank. The Bank conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed
funds).  Net  interest  income  is  affected  by  the  relative  amount       of
interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

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



                         CHANGES IN FINANCIAL CONDITION

     At June 30, 2001, the consolidated assets of the Company totaled $131.8 million, an increase of $8.3 million, or 6.73%, from $123.5 million at December 31, 2000. The increase in total assets was primarily the result of increases in loans receivable, cash and cash equivalents, cash surrender value of life insurance policies and properties and equipment, funded primarily by an $8.1 million increase in deposits.

     Net loans receivable decreased by $1.0 million during the three months ended June 30, 2001, partially offsetting the $4.1 million increase during the first three months of 2001. The net increase in loans outstanding since December 31, 2000, was $3.0 million, or 2.73%. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     The cash surrender value of life insurance policies increased $1.6 million, or 144.92%, to $2.6 million from $1.1 million at December 31, 2000. The increase was primarily attributed to the purchase of additional life insurance on certain members of the Board of Directors during the first quarter of 2001.

     The $1.6 million increase in properties and equipment was a direct result of additional expenditures related to the construction of the Bank's new main office facilities, which were completed during July 2001.

     Total cash and cash equivalents increased by $235,000 during the second quarter of 2001 in addition to the $915,000 increase experienced in the first quarter of 2001. Federal funds sold and other overnight deposits increased $747,000, or 273.63%, from $273,000 at December 31, 2000. Total cash and balances due from correspondent banks increased by $403,000 from the December 31, 2000, balances.

     Investment securities increased $113,000, or 3.12%, from $3.6 million at December 31, 2000, to $3.7 million at June 30, 2001. The increase was primarily the result of the net increase in the Bank's municipal bond holdings.

     During the six months ended June 30, 2001, $94,000 of principal payments were received on mortgage- backed and related securities. During the same six-month period, $976,000 was allocated for the purchase of additional securities.

     Deposit liabilities increased $701,000, or 0.85%, from $82.5 million at March 31, 2001, to $83.2 million at June 30, 2001. This increase is in addition to the $7.4 million increase experienced during the first quarter of 2001. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     Advances from the FHLB decreased $1.1 million, or 3.01%, from $36.6 million at March 31, 2001, to $35.5 million at June 30, 2001. The funds obtained from additional deposits were utilized to repay several of the outstanding advances.

     Total shareholders' equity remained relatively constant, increasing $68,000, or 0.58%, from December 31, 2000, to June 30, 2001. This increase was primarily the result of $467,000 in earnings for the first six months of 2001 and the $8,000 RRP distribution being offset by the purchase of treasury shares for $130,000, the $178,000 cash dividend payments and the $99,000 unrealized losses on securities available-for-sale.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At June 30, 2001, the Bank's regulatory liquidity ratio was 4.77%. At such date, the Bank had commitments to originate loans totaling $11.6 million, no commitments to purchase or sell loans and a commitment of $200,000 for the construction of a new main office. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at June 30, 2001.

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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8.0% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $535,000 at June 30, 2001.

     On January 29, 2001, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on March 2, 2001, paid on March 15, 2001. On May 29, 2001, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on June 8, 2001, paid on June 15, 2001.


                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2001  AND  2000

     GENERAL. Net income decreased $54,000, or 21.77%, from $248,000 for the three months ended June 30, 2000, to $194,000 for the three months ended June 30, 2001. This decrease was primarily attributed to $204,000 more in noninterest expense, and a decrease of $40,000 in net interest income which was partially offset by an increase of $131,000 in noninterest income and a decrease of $59,000 in the provision for federal income tax expense.

     INTEREST INCOME. The $16.6 million increase in average earning assets contributed to an increase in interest income of $269,000, or 11.50%, for the three months ended June 30, 2001 compared to the same period in 2000. The increase was attributed mainly to the additional loan income of $230,000 resulting from an increase in loans receivable. Of the overall increase in interest income, $329,000 is attributable to earning asset volume increases offset by a decrease of $60,000 attributable to rate or yield.

INTEREST EXPENSE. Interest expense on deposit liabilities increased $190,000, or 20.11%, for the three months ended June 30, 2001, as compared to the same period in 2000. The total average deposits increased by $10.2 million comparing the quarter ended June 30, 2001 to 2000, and the average interest rate paid on interest-bearing deposits increased by 26 basis points from 5.45% for the three months ended June 30, 2000, to 5.71% for the same period ended June 30, 2001. The average balance of FHLB advances increased from $28.2 million for the three-month period ended June 30, 2000, to $37.1 million for the same period ended June 30, 2001, resulting in an increase in interest on FHLB advances of $113,000 for the three months ended June 30, 2001, compared to the same period ended June 30, 2000. Of the overall increase in interest expense, $281,000 is attributable to interest costing liability volume increases and $28,000 is attributable to increases in rates paid.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $10,000 and there were net charge-offs of $17,000 during the three months ended June 30, 2001, compared to a $10,000 provision and net charge-offs of $28,000 during the three months ended June 30, 2000. The provision was determined based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     NONINTEREST INCOME. Noninterest income increased by $131,000 for the three months ended June 30, 2001, compared to the same period in 2000. The increase was related to an increase of $14,000 income from life insurance contracts and $115,000 in other income related primarily to the operations of Home City Insurance Agency, Inc. the wholly owned subsidiary of the Company. Deposit account service charge income also increased by $2,000 compared to the same quarter in 2000.

     NONINTEREST EXPENSE. Noninterest expense increased $204,000, or 30.91%, to $864,000 for the three months ended June 30, 2001, from $660,000 in the comparable period in 2000. Of this increase, $169,000 was attributable to an increase in compensation and benefit expense in 2001, reflecting the expense associated with additional staffing related to preparations for the new main office operations and the operation of the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.62% and 2.35% for the three months ended June 30, 2001 and 2000, respectively.

     INCOME TAXES. The provision for income taxes decreased $59,000 for the three months ended June 30, 2001, compared with the prior year, primarily as a result of the decrease in net taxable income in the second quarter 2001 as compared to the same quarter in 2000.


COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000

GENERAL. Net income decreased $22,000, or 4.50%, from $489,000 for the six months ended June 30, 2000, to $467,000 for the six months ended June 30, 2001. This decrease was primarily attributed to a decrease of $33,000 in net interest income and an increase of $408,000 in noninterest expense which were partially offset by the increase of $327,000 in noninterest income, the $87,000 decrease in federal income tax expense and a $5,000 decrease in the provision for loan losses.

     INTEREST INCOME. The $16.6 million increase in average earning assets contributed to an increase in interest income of $626,000, or 13.66%, for the six months ended June 30, 2001, compared to the same period in 2000. The increase was attributed to the additional loan income of $562,000 resulting from an increase in loans receivable, and an increase of $64,000 in interest income on other earning assets. Of the overall increase in interest income, $663,000 is attributable to earning asset volume increases offset by a decrease of $37,000 attributable to rate or yield.

     INTEREST EXPENSE. Interest expense on deposit liabilities increased $357,000, or 19.23%, for the six months ended June 30, 2001, as compared to the same period in 2000. Total average interest-bearing deposits increased by $8.5 million comparing the six months ended June 30, 2001 to 2000, and the average interest rate paid on interest-bearing deposits increased by 33 basis points from 5.41% for the six-month period ended June 30, 2000, to 5.74% for the same period ended June 30, 2001. The average balance of FHLB advances increased from $27.3 million for the six-month period ended June 30, 2000, to $36.9 million for the same period ended June 30, 2001, resulting in an increase in interest on FHLB advances of $288,000 for the six-month period ended June 30, 2001, compared to the same period ended June 30, 2000. Of the overall increase in interest expense, $509,000 is attributable to interest costing liability volume increases, and $150,000 is attributable to increases in rates paid.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $20,000 and there were net charge-offs of $17,000 during the six months ended June 30, 2001, compared to a $25,000 provision and net charge-offs of $28,000 during the six months ended June 30, 2000. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

     NONINTEREST INCOME. Noninterest income increased by $327,000 for the six months ended June 30, 2001, compared to the same period in 2000. The increase was related to the $184,000 increase in other income related primarily to the operations of Home City Insurance Agency, Inc. the wholly owned subsidiary of the Company, the recognition of a $134,000 gain on the sale of equity securities and $6,000 and $3,000 increases in service charges on deposit accounts and income from life insurance contracts, respectively.

     NONINTEREST EXPENSE. Noninterest expense increased $408,000, or 31.07%, to $1.7 million for the six months ended June 30, 2001, from $1.3 million in the comparable period in 2000. Of this increase, $307,000 was attributable to an increase in compensation and benefit expense in 2001, reflecting additional staffing related to preparations for the new main office operations and the operation of the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.65% and 2.37% for the six months ended June 30, 2001 and 2000, respectively.

     INCOME TAXES. The provision for income taxes decreased $87,000 for the six months ended June 30, 2001, compared with the prior year, primarily as a result of the $109,000 decrease in net income before federal income taxes and the composition of the taxable and non-taxable income for the six month period.

                           PART II - OTHER INFORMATION

     ITEM

     1  -  LEGAL  PROCEEDINGS

              None

     2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

              Not  Applicable

     3  -  DEFAULTS  UPON  SENIOR  SECURITIES

              Not  Applicable

     4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

              Not  Applicable

     5  -  OTHER  INFORMATION

              Not  Applicable

     6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

              a. No  report  on Form 8-K was filed during the quarter ended
                 June 30, 2001.

              b. Exhibit 99.2:  Safe Harbor Under the Private Securities
                                ----------------------------------------
                 Litigation Reform Act  of  1995.
                 -------------------------------

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              HOME  CITY  FINANCIAL  CORPORATION
August  13,  2001
                              _____________________
Date:                         Douglas  L.  Ulery
                              President


August  13,  2001
                              _____________________
Date:                         Charles  A.  Mihal
                              Treasurer  and  Chief
                              Financial  Officer