Form 10QSB/A
period 2001-03-31
HOME CITY FINANCIAL CORP
filed 2001-11-13
CIK 1022103

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

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           CONSOLIDATED BALANCE SHEETS


                                                                   (Dollars in thousands)


                                                               (Unaudited)
                                                              --------------
                                                               At March 31,    At December 31,
                                                              --------------  -----------------
                                                                   2001             2000
                                                              --------------  -----------------
ASSETS
Cash and cash equivalents
 Cash and due from banks                                      $       1,148   $          1,248
 Interest-bearing demand deposits in other banks                        128                 72
 Federal funds sold                                                   1,232                273
                                                              --------------  -----------------
   Total cash and cash equivalents                                    2,508              1,593

Time deposits with original maturities of 90 days or more                24                 24
Investment securities available-for-sale, at fair value               3,725              3,619
Mortgage-backed securities available-for-sale, at fair value          1,402                460
Loans, net                                                          115,006            110,945
Stock in Federal Home Loan Bank                                       1,980              1,779
Accrued interest receivable                                             703                670
Properties and equipment                                              3,530              2,281
Cash surrender value of life insurance                                2,599              1,073

Goodwill                                                                 69                 70


Other intangibles                                                       335                343

Other assets                                                            120                588
                                                              --------------  -----------------

  TOTAL ASSETS                                                $     132,001   $        123,445

                                                              ==============  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                                      $      82,517   $         75,077
Federal Home Loan Bank Advances                                      36,633             34,951

Note payable                                                            312                313

Accrued interest payable                                                245                227
Advance payments by borrowers for taxes and insurance                    87                144

Deferred income taxes                                                     0                127


Other liabilities                                                       352                800

                                                              --------------  -----------------


   TOTAL LIABILITIES                                                120,146            111,639


SHAREHOLDERS' EQUITY
Preferred shares, no par value; 1,000,000 shares
 authorized; none issued                                                  0                  0
Common shares, no par value; 5,000,000 shares
 authorized; 952,200 shares issued                                        0                  0
Additional paid-in capital                                            6,026              6,026

Retained earnings, substantially restricted                           8,113              7,934

Treasury shares, at cost                                             (1,920)            (1,886)
Accumulated other comprehensive income                                  345                449
Common shares purchased by:
 Employee Stock Ownership Plan                                         (457)              (457)
 Recognition and Retention Plan                                        (252)              (260)
                                                              --------------  -----------------


TOTAL SHAREHOLDERS' EQUITY                                           11,855             11,806

                                                              --------------  -----------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $     132,001   $        123,445

                                                              ==============  =================


HOME  CITY  FINANCIAL  CORPORATION
SPRINGFIELD,  OHIO
CONSOLIDATED  STATEMENTS  OF  INCOME

                                            (Dollars in thousands)


                                        (Unaudited)       (Unaudited)
                                       3 Months Ended    3 Months Ended
                                         March 31,         March 31,
                                      ----------------  ----------------
                                            2001              2000
                                      ----------------  ----------------
INTEREST INCOME
Loans                                 $          2,497  $          2,165
Mortgage-backed securities                          15                 6
Investment securities                               73                69
Interest-bearing demand deposits                     4                 4
Federal funds sold                                  12                 0
                                      ----------------  ----------------

 TOTAL INTEREST INCOME                           2,601             2,244

INTEREST EXPENSE
Deposits                                         1,078               911
Borrowed funds                                     556               373
                                      ----------------  ----------------

 TOTAL INTEREST EXPENSE                          1,634             1,284
                                      ----------------  ----------------

 NET INTEREST INCOME                               967               960
Provision for loan losses                           10                15
                                      ----------------  ----------------

 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                 957               945

NONINTEREST INCOME
Service charges on deposits                          7                 3
Life insurance                                      20                31
Gain on sale of securities, net                    134                 0
Other income                                        82                13
                                      ----------------  ----------------

 TOTAL NONINTEREST INCOME                          243                47

NONINTEREST EXPENSES
Salaries and employee benefits                     476               338
Supplies, telephone and postage                     32                23
Occupancy and equipment                             73                49
FDIC deposit insurance                               4                 3
Data processing                                     53                40
Legal, accounting and examination                   86                67
Franchise taxes                                     36                46

Other expenses                                     105                87

                                      ----------------  ----------------


 TOTAL NONINTEREST EXPENSES                        865               653

                                      ----------------  ----------------


 NET INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                     335               339



Federal income tax expense                          67                98

                                      ----------------  ----------------


 NET INCOME                           $            268  $            241

                                      ================  ================


Earnings per common share - basic     $           0.35  $           0.32


Earnings per common share - diluted   $           0.33  $           0.29



HOME  CITY  FINANCIAL  CORPORATION
                                                      SPRINGFIELD, OHIO
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      Number of shares                              (Dollars in thousands)


                                                                                                                     Amounts
                                                                                                                   Accumulated
                                                              Common      Common                                      other
                                                              shares      shares   Additional                        compre-
                                    Common     Treasury      purchased   purchased   paid-in  Retained   Treasury    hensive
                                    shares      shares        by ESOP     by RRP     capital  earnings    shares     income
                                    ------     --------      ---------   --------- ---------- --------   --------  ------------
December 31, 1999                   952,200    (108,810)     (53,322)    (16,780)  $  6,033  $   7,288  $  (1,516)  $    309

Net income                                                                                         994
Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income
  tax of $72                                                                                                             140
Comprehensive income
Purchase of treasury shares                     (29,390)                                                     (370)
Shares allocated under
  Employee Stock
  Ownership Plan                                               7,618
Shares earned under
  Recognition and
  Retention Plan                                                           6,022          (7)
Dividends declared
 ($.425 per share)                                                                                (348)
-------------
Balance at December 31, 2000        952,200    (138,200)     (45,704)    (10,758)  $  6,026  $   7,934  $  (1,886)

Net income                                                                                         268

Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income
  tax of $(54)                                                                                                           (104)
Comprehensive income
Purchase of treasury shares                      (3,100)                                                      (34)
Shares earned under
  Recognition and
  Retention Plan                                                             500
Dividends declared
  ($.11 per share)                                                                                 (89)
                               -------------  ----------  ----------  ----------  --------  ----------  ----------  ---------

March 31, 2001                      952,200    (141,300)     (45,704)    (10,258)  $  6,026  $   8,113  $  (1,920)   $    345

                               =============  ==========  ===========  ==========  ========  =========  ==========   ========

                                 Common       Common
                                 shares       shares       Compre-
                                purchased    purchased     hensive
                                 by ESOP      by RRP       income
                               -----------  -----------    -------
December 31, 1999               $     (533)  $     (365)

Net income                                                 $  994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72                                                   140
                                                           ------
Comprehensive income                                       $1,134
                                                           ======
Purchase of treasury shares
Shares allocated under
  Employee Stock
  Ownership Plan                        76
Shares earned under
  Recognition and
  Retention Plan                                    105
Dividends declared
 ($.425 per share)
                                -----------  ----------
Balance at December 31, 2000     $     (457)  $    (260)


Net income                                                 $  268

Other comprehensive income
  Change in unrealized
  gain (loss) on securities
  available-for-sale, net of
  deferred income
  tax of $(54)                                               (104)
                                                           ------

Comprehensive income                                       $  164

                                                           ======
Purchase of treasury shares
Shares earned under
  Recognition and
  Retention Plan                                      8
Dividends declared
 ($.11 per share)
March 31, 2001                   $     (457) $     (252)
                               ===========   ==========


                              HOME CITY FINANCIAL CORPORATION
                                     SPRINGFIELD, OHIO
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Dollars in thousands)


                                                                    (Unaudited)
                                                                  3 Months Ended   3 Months
                                                                       Ended        Ended
                                                                     March 31,     March 31,
                                                                  --------------   ---------
                                                                         2001        2000
                                                                  --------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                           $       268   $   241

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Premium amortization, net of discount accretion                             4         7
   Provision for loan losses                                                  10        15
   (Gain) loss on sale of securities                                        (134)        0
   Depreciation                                                               21        19

   Deferred income taxes                                                      26       (15)

   Life insurance income, net of expenses                                    (16)      (26)
   Employee Stock Ownership Plan compensation expense                         24         0
   Recognition and Retention Plan compensation expense                        24        22
   FHLB stock dividends                                                      (34)      (24)
   Net change in:
     Accrued interest receivable                                             (33)      (59)
     Accrued interest payable                                                 18         9
     Other assets                                                            468       (51)

     Other liabilities                                                      (448)      (12)

                                                                     ------------  --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                   212       126

                                                                     ------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                 (2,551)     (287)
Proceeds from sales of securities available-for-sale                       1,888         0
Proceeds from maturities of securities available-for-sale                    400         0
Purchase of mortgage-backed securities available-for-sale                   (976)        0
Collections on mortgage-backed securities available-for-sale                  16        32
Purchase of additional BOLI                                               (1,510)        0
Net increase in loans                                                     (4,071)   (4,060)
Purchases of properties and equipment                                     (1,270)       (8)
Purchase of FHLB stock                                                      (167)        0
                                                                     ------------  --------
 NET CASH USED IN INVESTING ACTIVITIES                                    (8,241)   (4,323)
                                                                     ------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                   7,440     2,073
Net increase (decrease) in short-term FHLB advances                       (3,700)      800
Proceeds from new long-term FHLB advances                                  6,994       225
Payments on long-term FHLB advances                                       (1,612)     (153)
Net change in advance payments by borrowers for taxes and insurance          (57)      (35)

Payments on notes payable                                                     (6)        0

Distribution of common shares by Recognition and Retention Plan                8         9
Purchase of treasury shares                                                  (34)     (346)
Cash dividends paid                                                          (89)      (87)
                                                                     ------------  --------



 NET CASH PROVIDED BY FINANCING ACTIVITIES                                 8,944     2,486

                                                                     ------------  --------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        915    (1,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,593     3,483
                                                                     ------------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     2,508   $ 1,772
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



                                                      For the Three Months Ended
                                                      --------------------------
                                                             March 31, 2001
                                                             --------------

                                                             Weighted-average     Per
                                                  Income          Shares         Share
                                               (Numerator)     (Denominator)    Amount
                                               ------------  -----------------  -------
Basic EPS

    Income available to common shareholders    $    268,309            756,830  $  0.35


    Effective of dilutive securities
    RRP shares                                            0             10,536
    ESOP shares                                           0             45,704
    Stock options*                                        0                  0
                                               ------------         ----------  -------

Diluted EPS

    Income available to common shareholders +
    assumed conversions                        $    268,309            813,070  $  0.33

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


                         CHANGES IN FINANCIAL CONDITION


At March 31, 2001, the consolidated assets of the Company totaled $132.0 million, an increase of $8.6 million, or 6.93%, from $123.4 million at December

31, 2000. The increase in total assets was primarily the result of a $4.1 million increase in loans receivable funded primarily by a $7.4 million increase in deposits and $1.7 increase in advances from the FHLB.

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


Total shareholders' equity remained relatively constant, increasing $49,000, or 0.42%, from December 31, 2000, to March 31, 2001. This increase was primarily the result of $268,000 of first quarter 2001 income which was partially offset by the $104,000 decrease in unrealized losses on securities available-for-sale, the $89,000 cash dividend payment, the purchase of $34,000 of treasury shares, and net of the $8000 increase from the RRP distribution.

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



                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2001  AND  2000


     GENERAL. Net income increased $27,000, or 11.20%, from $241,000 for the three months ended March 31, 2000, to $268,000 for the three months ended March

31, 2001. This increase was primarily attributed to the realized gains on the sale of securities being partially offset by increases in noninterest expense.

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

     INTEREST EXPENSE. Interest expense on deposit liabilities increased $167,000, or 18.33%, for the three months ended March 31, 2001, as compared to the same period in 2000. Total average deposits increased by $6.8 million comparing the quarters ended March 31, 2001 and 2000, and the average interest rate paid on interest-bearing deposits increased by 41 basis points from 5.36% for the three months ended March 31, 2000, to 5.77% for the same period in 2001. The average balance of FHLB advances increased from $26.4 million for the three-month period ended March 31, 2000, to $36.8 million for the same period in 2001, resulting in an increase in interest on FHLB advances of $175,000 for the three months ended March 31, 2001, compared to the same period in 2000. The addition of $312,000 in notes payable increased interest expense $8,000 for the three months ended March 31, 2001. Of the overall increase in interest expense, $244,000 is attributable to interest costing liability volume increases, and an increase of $106,000 is attributable to rates paid.

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


     NONINTEREST EXPENSE. Noninterest expense increased $212,000, or 32.47%, to $865,000 for the three months ended March 31, 2001, from $653,000 in the comparable period in 2000. Of this increase, $138,000 was attributable to an increase in compensation and benefit expense in 2001, reflecting the addition of staff related to preparation for the growth of the Bank and the insurance agency subsidiary. Data processing expense increased $13,000, or 32.50%, and legal, accounting and examination expense increased $19,000, or 28.36%, compared to the same period in 2000. The annualized ratio of noninterest expense to average total assets was 2.68% and 2.39% for the three months ended March 31, 2001 and 2000, respectively.


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





                                        HOME  CITY  FINANCIAL  CORPORATION



Date:       May  11,  2001             /s/ Douglas L. Ulery
     -----------------------------      ----------------------------------------
                                        Douglas  L.  Ulery
                                        President

 Date:       May  11,  2001             /s/ Charles A. Mihal
     -----------------------------      ----------------------------------------
                                        Charles  A.  Mihal
                                        Treasurer  and  Chief  Financial Officer