Form 10QSB/A
period 2001-06-30
HOME CITY FINANCIAL CORP
filed 2001-11-13
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
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


                                      HOME CITY FINANCIAL CORPORATION
                                              SPRINGFIELD, OHIO
                                         CONSOLIDATED BALANCE SHEETS




                                                                           (Dollars in thousands)
                                                                    (Unaudited)
                                                                    -----------
                                                                    At June 30,
                                                              -----------------------
                                                                       2001             At December 31, 2000
                                                              -----------------------  ----------------------
ASSETS
Cash and cash equivalents
 Cash and due from banks . . . . . . . . . . . . . . . . . .  $                1,587   $               1,248
 Interest-bearing demand deposits in other banks . . . . . .                     136                      72
 Federal funds sold. . . . . . . . . . . . . . . . . . . . .                   1,020                     273
                                                              -----------------------  ----------------------
   Total cash and cash equivalents . . . . . . . . . . . . .                   2,743                   1,593

Time deposits with original maturities of 90 days or more. .                      24                      24
Investment securities available-for-sale, at fair value. . .                   3,732                   3,619
Mortgage-backed securities available-for-sale, at fair value                   1,341                   1,460
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . .                 113,970                 110,945
Stock in Federal Home Loan Bank. . . . . . . . . . . . . . .                   2,016                   1,779
Accrued interest receivable. . . . . . . . . . . . . . . . .                     648                     670
Properties and equipment . . . . . . . . . . . . . . . . . .                   3,901                   2,281
Cash surrender value of life insurance . . . . . . . . . . .                   2,628                   1,073

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .                      68                      70


Other intangibles                                                                327                      343


Deferred income taxes. . . . . . . . . . . . . . . . . . . .                     177                       0

Other assets . . . . . . . . . . . . . . . . . . . . . . . .                     165                     588
                                                              -----------------------  ----------------------

 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $              131,740   $             123,445

                                                              =======================  ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .  $               83,218   $              75,077
Federal Home Loan Bank Advances. . . . . . . . . . . . . . .                  35,529                  34,951

Note payable . . . . . . . . . . . . . . . . . . . . . . . .                     310                     313

Accrued interest payable . . . . . . . . . . . . . . . . . .                     231                     227
Advance payments by borrowers for taxes and insurance. . . .                     137                     144
Deferred income taxes. . . . . . . . . . . . . . . . . . . .                       0                     127

Other liabilities. . . . . . . . . . . . . . . . . . . . . .                     451                     800

                                                              -----------------------  ----------------------


 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .                 119,876                 111,639


SHAREHOLDERS' EQUITY
Preferred shares, no par value; 1,000,000 shares
 authorized; none issued . . . . . . . . . . . . . . . . . .                       0                       0
Common shares, no par value; 5,000,000 shares
 authorized; 952,200 shares issued . . . . . . . . . . . . .                       0                       0
Additional paid-in capital . . . . . . . . . . . . . . . . .                   6,026                   6,026

Retained earnings, substantially restricted. . . . . . . . .                   8,213                   7,934

Treasury shares, at cost . . . . . . . . . . . . . . . . . .                  (2,016)                 (1,886)
Accumulated other comprehensive income . . . . . . . . . . .                     350                     449
Common shares purchased by:
 Employee Stock Ownership Plan . . . . . . . . . . . . . . .                    (457)                   (457)
 Recognition and Retention Plan. . . . . . . . . . . . . . .                    (252)                   (260)
                                                              -----------------------  ----------------------


 TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . .                  11,864                  11,806

                                                              -----------------------  ----------------------


 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . .  $              131,740   $             123,445

                                                              =======================  ======================
___________________________________
See accompanying notes.



                                        HOME CITY FINANCIAL CORPORATION
                                               SPRINGFIELD, OHIO
                                       CONSOLIDATED STATEMENTS OF INCOME



                                                              (Dollars in thousands)
                                           (Unaudited)          (Unaudited)       (Unaudited)     (Unaudited)
                                         3 Months Ended       3 Months Ended    6 Months Ended   6 Months Ended
                                             June 30,             June 30,          June 30,         June 30,
                                         --------------       --------------    ---------------  ----------------
                                              2001                  2000              2001            2000
                                             -----                  ----              ----            ----
INTEREST INCOME
Loans . . . . . . . . . . . . . . .  $                 2,490  $          2,260  $          4,987  $      4,425
Mortgage-backed securities. . . . .                       28                 6                43            12
Investment securities . . . . . . .                       78                70               151           138
Interest-bearing demand deposits. .                        2                 4                 6             9
Federal funds sold. . . . . . . . .                       11                 0                23             0
                                     -----------------------  ----------------  ----------------  ------------

    TOTAL INTEREST INCOME . . . . .                    2,609             2,430             5,210         4,584

INTEREST EXPENSE
Deposits. . . . . . . . . . . . . .                    1,135               945             2,213         1,856
Borrowed funds. . . . . . . . . . .                      535               416             1,091           789
                                     -----------------------  ----------------  ----------------  ------------

    TOTAL INTEREST EXPENSE. . . . .                    1,670             1,361             3,304         2,645
                                     -----------------------  ----------------  ----------------  ------------

    NET INTEREST INCOME . . . . . .                      939               979             1,906         1,939
Provision for loan losses . . . . .                       10                10                20            25
                                     -----------------------  ----------------  ----------------  ------------

    NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES .                      929               969             1,886         1,914

NONINTEREST INCOME
Service charges on deposits . . . .                        7                 5                14             8
Life insurance. . . . . . . . . . .                       34                20                54            51
Gain on sale of securities, net . .                        0                 0               134             0
Other income. . . . . . . . . . . .                      129                14               211            27
                                     -----------------------  ----------------  ----------------  ------------

    TOTAL NONINTEREST INCOME. . . .                      170                39               413            86

NONINTEREST EXPENSES
Salaries and employee benefits. . .                      490               321               966           659
Supplies, telephone and postage . .                       47                31                79            54
Occupancy and equipment . . . . . .                       69                46               142            95
FDIC deposit insurance. . . . . . .                        3                 4                 7             7
Data processing . . . . . . . . . .                       50                39               103            79
Legal, accounting and examination .                       70                96               156           163
Franchise taxes . . . . . . . . . .                       36                34                72            80

Other expenses. . . . . . . . . . .                      107                89               212           176

                                     -----------------------  ----------------  ----------------  ------------


    TOTAL NONINTEREST EXPENSES. . .                      872               660             1,737         1,313

                                     -----------------------  ----------------  ----------------  ------------


    NET INCOME BEFORE FEDERAL
        INCOME TAX EXPENSE. . . . .                      227               348               562           687


Federal income tax expense. . . . .                       38               100               105           198

                                     -----------------------  ----------------  ----------------  ------------


    NET INCOME. . . . . . . . . . .  $                   189  $            248  $            457  $        489

                                     =======================  ================  ================  ============

Earnings per common share - basic .  $                  0.25  $           0.33  $           0.60  $       0.65


Earnings per common share - diluted  $                  0.23  $           0.30  $           0.56  $       0.59

----------------------
See accompanying notes


6



                                             HOME CITY FINANCIAL CORPORATION
                                                    SPRINGFIELD, OHIO
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                ==========================================================


                                                                     (Dollars in thousands)
                                              Number of shares                                          Amounts
                               ----------------------------------------------             ----------------------------------
                                                                          Common      Common
                                                                           shares     shares     Additional
                                    Common              Treasury         purchased   purchased     paid-in      Retained
                                    shares               shares           by ESOP      by RRP      capital      earnings
                               ----------------  ----------------------  ----------  ----------  ------------  ----------
December 31, 1999 . . . . . .           952,200               (108,810)    (53,222)    (16,780)  $     6,033   $   7,288
Net income                                                                                                           994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72
Comprehensive income

Purchase of treasury shares                                    (29,390)
Shares allocated under
 Employee Stock
 Ownership Plan                                                              7,618
Shares earned under
 Recognition and
 Retention Plan                                                                          6,022            (7)
Dividends declared
 ($.425 per share)                                                                                                  (348)
                                       --------               --------     -------     -------   -----------   ----------
Balance at December 31, 2000.           952,200               (138,200)    (45,704)    (10,758)  $     6,026   $   7,934


Net income                                                                                                           457

Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $(51)

Comprehensive income

Purchase of treasury shares                                    (10,600)
Shares earned under
 Recognition and
 Retention Plan                                                                            500
Dividends declared
 ($. 22 per share)                                                                                                  (178)
                                        -------               --------     -------     -------   ----------    ----------

June 30, 2001 . . . . . . . .           952,200               (148,800)    (45,704)    (10,258)  $     6,026   $   8,213

                               ================  ======================  ==========  ==========  ============  ==========


                                            Accumu-
                                             lated
                                             other      Common       Common
                                            compre-     shares       shares      Compre-
                                Treasury    hensive    purchased    purchased    hensive
                                 shares     income      by ESOP      by RRP      income
                               ----------  ---------  -----------  -----------  ---------
December 31, 1999 . . . . . .  $  (1,516)  $    309   $     (533)  $     (365)
Net income                                                                      $    994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72                                     140                                  140
                                                                                ---------
Comprehensive income                                                            $  1,134
                                                                                =========
Purchase of treasury shares .       (370)
Shares allocated under
 Employee Stock
 Ownership Plan                                               76
Shares earned under
 Recognition and
 Retention Plan                                                           105
Dividends declared
 ($.425 per share)
                               ----------  --------   ----------   -----------
Balance at December 31, 2000.  $  (1,886)  $    449   $     (457)  $     (260)


Net income                                                                      $    457

Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $(51)                                   (99)                                 (99)
                                                                                ---------

Comprehensive income                                                            $    358

                                                                                =========
Purchase of treasury shares .       (130)
Shares earned under
 Recognition and
 Retention Plan                                                             8
Dividends declared
 ($. 22 per share)
                               ----------  --------   ----------   ----------
June 30, 2001 . . . . . . . .  $  (2,016)  $    350   $     (457)  $     (252)
                               ==========  =========  ===========  ===========

------------------------
See  accompanying  notes


                                        HOME CITY FINANCIAL CORPORATION
                                               SPRINGFIELD, OHIO
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 (Dollars in thousands)
                                                                                       (Unaudited)
                                                                            6 Months             6 Months
                                                                              Ended                Ended
                                                                             June 30,             June 30,
                                                                     -----------------------  ----------------
                                                                               2001                 2000
                                                                     -----------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  457   $           489

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Premium amortization, net of discount accretion. . . . . . . . .                       0                 8
   Provision for loan losses. . . . . . . . . . . . . . . . . . . .                      20                25
   (Gain) loss on sale of securities. . . . . . . . . . . . . . . .                    (134)                0
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .                      43                38

   Amortization of goodwill and intangibles                                              28                 0


   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                    (187)              (27)

   Life insurance income, net of expenses . . . . . . . . . . . . .                     (45)              (33)
   Employee Stock Ownership Plan compensation expense . . . . . . .                      40                 0
   Recognition and Retention Plan compensation expense. . . . . . .                      45                44
   FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . .                     (70)              (50)
   Net change in:
     Accrued interest receivable. . . . . . . . . . . . . . . . . .                      22               (53)
     Accrued interest payable . . . . . . . . . . . . . . . . . . .                       4                32
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                     423              (173)
     Other liabilities. . . . . . . . . . . . . . . . . . . . . . .                    (350)               83
                                                                     -----------------------  ----------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . .                     296               383

                                                                     -----------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale . . . . . . . . . . . . .                  (2,617)             (378)
Proceeds from sales of securities available-for-sale. . . . . . . .                   1,938                 0
Proceeds from maturities of securities available-for-sale . . . . .                     400                20
Purchase of mortgage-backed securities available-for-sale . . . . .                    (976)                0
Collections on mortgage-backed securities available-for-sale. . . .                      94                51
Purchase of additional BOLI . . . . . . . . . . . . . . . . . . . .                  (1,510)                0
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .                  (3,045)           (6,940)
Purchases of properties and equipment . . . . . . . . . . . . . . .                  (1,663)             (121)
Purchase of FHLB stock. . . . . . . . . . . . . . . . . . . . . . .                    (167)              (82)
                                                                     -----------------------  ----------------
 NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . .                  (7,546)           (7,450)
                                                                     -----------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .                   8,141             2,624
Net increase (decrease) in short-term FHLB advances . . . . . . . .                  (4,700)            1,100
Proceeds from new long-term FHLB advances . . . . . . . . . . . . .                  11,000             2,225
Payments on long-term FHLB advances . . . . . . . . . . . . . . . .                  (5,722)             (261)
Net change in advance payments by borrowers for taxes and insurance                      (7)              (79)

Payment on notes payable                                                                (12)                0

Distribution of common shares by Recognition and Retention Plan . .                       8                 9
Purchase of treasury shares . . . . . . . . . . . . . . . . . . . .                    (130)             (346)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .                    (178)             (172)
                                                                     -----------------------  ----------------



 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . .                   8,400             5,100

                                                                     -----------------------  ----------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .                   1,150            (1,967)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . .                   1,593             3,483
                                                                     -----------------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . .  $                2,743   $         1,516
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


                                                      For the Three Months Ended
                                                      --------------------------
                                                             June 30, 2001
                                                             -------------
                                                               Weighted-
                                                                average          Per
                                               Income           Shares          Share
                                            (Numerator)      (Denominator)      Amount
                                            -----------      -------------      ------

Basic EPS

 Income available to common shareholders      $188,296          752,301          $0.25


Effect of dilutive securities
 RRP shares                                          0           10,258
 ESOP shares                                         0           45,704
 Stock options                                       0            3,337
                                              --------          -------

Diluted EPS

 Income available to common shareholders +    $188,296          811,600          $0.23

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

                                                     For the Six Months Ended
                                                     ------------------------
                                                          June 30, 2001
                                                          -------------
                                                               Weighted-
                                                                 average       Per
                                               Income            Shares       Share
                                             (Numerator)      (Denominator)   Amount
                                             -----------      -------------   ------
Basic  EPS


 Income available to common shareholders       $456,605          754,565       $0.60



Effect  of  dilutive  securities

 RRP shares                                           0           10,397


 ESOP shares                                          0           45,704


 Stock options                                        0            1,668

                                               --------           ------

Diluted  EPS

 Income  available  to  common  shareholders +
 assumed conversions                           $456,605          812,334      $0.56



                                                      For the Six Months Ended
                                                      ------------------------
                                                           June 30, 2000
                                                           -------------
                                                                Weighted-
                                                                  average       Per
                                               Income             Shares       Share
                                            (Numerator)        (Denominator)   Amount
                                            -----------        -------------   ------
Basic  EPS

 Income available to common shareholders     $488,683            754,042       $0.65


Effect  of  dilutive  securities

 RRP shares                                          0            16,412


 ESOP shares                                         0            53,322


 Stock options*                                      0                 0

                                              ---------           ------

Diluted  EPS

 Income  available  to  common  shareholders +
 assumed conversions                          $488,683           823,776      $0.59


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



                         CHANGES IN FINANCIAL CONDITION


     At June 30, 2001, the consolidated assets of the Company totaled $131.7 million, an increase of $8.3 million, or 6.72%, from $123.4 million at December

31, 2000. The increase in total assets was primarily the result of increases in loans receivable, cash and cash equivalents, cash surrender value of life insurance policies and properties and equipment, funded primarily by an $8.1 million increase in deposits.

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



Total  shareholders'  equity  remained  relatively  constant,    increasing
$58,000, or 0.49%, from December 31, 2000, to June 30, 2001. This increase was primarily the result of $457,000 in earnings for the first six months of 2001 and the $8,000 RRP distribution being offset by the purchase of treasury shares for $130,000, the $178,000 cash dividend payments and the $99,000 unrealized losses on securities available-for-sale.

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


                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2001  AND  2000


     GENERAL. Net income decreased $59,000, or 23.79%, from $248,000 for the three months ended June 30, 2000, to $189,000 for the three months ended June 30, 2001. This decrease was primarily attributed to $212,000 more in noninterest expense, and a decrease of $40,000 in net interest income which was partially offset by an increase of $131,000 in noninterest income and a decrease of $62,000 in the provision for federal income tax expense.


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


     NONINTEREST EXPENSE. Noninterest expense increased $212,000, or 32.12%, to $872,000 for the three months ended June 30, 2001, from $660,000 in the comparable period in 2000. Of this increase, $169,000 was attributable to an increase in compensation and benefit expense in 2001, reflecting the expense associated with additional staffing related to preparations for the new main office operations and the operation of the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.62% and 2.35% for the three months ended June 30, 2001 and 2000, respectively.


     INCOME  TAXES.  The  provision  for  income taxes decreased $62,000 for the three months ended June 30, 2001, compared with the prior year, primarily as a result of the decrease in net taxable income in the second quarter 2001 as compared to the same quarter in 2000.


COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000


GENERAL.  Net  income  decreased  $32,000,  or  6.54%, from $489,000 for the six months  ended June 30, 2000, to $457,000 for the six months ended June 30, 2001.

This  decrease was primarily attributed to a decrease of $33,000 in net interest income  and  an increase of $424,000 in noninterest expense which were partially offset  by  the increase of $327,000 in noninterest income, the $93,000 decrease in federal income tax expense and a $5,000 decrease in the provision for loan losses.

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


     NONINTEREST EXPENSE.  Noninterest expense increased $424,000, or 32.29%, to

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


     INCOME TAXES. The provision for income taxes decreased $93,000 for the six months ended June 30, 2001, compared with the prior year, primarily as a result of the $125,000 decrease in net income before federal income taxes and the composition  of  the  taxable  and  non-taxable income for the six month period.

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