Form 10QSB
period 2001-09-30
HOME CITY FINANCIAL CORP
filed 2001-11-13
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark  One)
[  X  ]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
            SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD
            ENDED  SEPTEMBER  30,  2001

[    ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE SECURITIES
           EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
           _________  TO  __________

                        COMMISSION FILE NUMBER - 0-21809
                         HOME CITY FINANCIAL CORPORATION
           -----------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             OHIO                                    34-1839475
             ----                                    ----------
(STATE  OR  OTHER  JURISDICTION  OF     (I.R.S.  EMPLOYER  IDENTIFICATION  NO.)
INCORPORATION  OR  ORGANIZATION)

2454  N.  Limestone  Street
Springfield,  Ohio                                           45503
------------------                                           -----
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)           (ZIP  CODE)

                                 (937) 390-0470
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

                  63 West Main Street, Springfield, Ohio  45502
                  ---------------------------------------------
                          (FORMER ADDRESS LAST REPORT)


As of November 6, 2001, 784,400 common shares of stock of the Registrant were outstanding. There were no preferred shares outstanding.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                                   FORM 10-QSB
                                      INDEX
                                                                  Page  Number

PART  I  FINANCIAL  INFORMATION

ITEM
1.  Financial  Statements  (Unaudited)

    Consolidated  balance  sheets                                           3
      September  30,  2001,  and  December  31,  2000

    Consolidated  statements  of  income                                    4
      Three  and  nine  months  ended  September  30,  2001  and  2000

    Consolidated  statements  of  changes  in                               5
      shareholders'  equity  Nine  months  ended  September  30,
      2001

    Consolidated  statements  of  cash  flows                               6
       Nine  months  ended  September  30,  2001  and  2000

     Notes  to  consolidated  financial                                     7
       statements   September  30,  2001,  and  December  31,  2000

2.  Management's  Discussion  and  Analysis  of  Financial  Condition
      and  Results  of  Operations                                         12

PART  II  OTHER  INFORMATION

ITEM
1.  Legal  Proceedings                                                     18

2.  Changes  in  Securities  and  Use  of  Proceeds                        18

3.  Defaults  upon  Senior  Securities                                     18

4.  Submission  of  Matters  to  a Vote of Security Holders                18

5.  Other  Information                                                     18

6.  Exhibits  and  Reports  on  Form  8-K                                  18

    Signatures                                                             19


                        HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                          CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------
                                                       (Dollars in thousands)
                                                   (Unaudited)
                                                   -----------
                                               At September 30,     At December 31,
                                               ---------------      ---------------
                                                           2001                2000
                                                           ----                ----


ASSETS
Cash and cash equivalents
 Cash and due from banks . . . . . . . . . . . . . . . . . .  $  2,431   $  1,248
 Interest-bearing demand deposits in other banks . . . . . .     1,720         72
 Federal funds sold. . . . . . . . . . . . . . . . . . . . .     2,352        273
                                                              ---------  ---------
   Total cash and cash equivalents . . . . . . . . . . . . .     6,503      1,593

Time deposits with original maturities of 90 days or more. .        24         24
Investment securities available-for-sale, at fair value. . .     3,797      3,619
Mortgage-backed securities available-for-sale, at fair value     8,959      1,460
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . .   115,189    110,945
Stock in Federal Home Loan Bank. . . . . . . . . . . . . . .     2,051      1,779
Accrued interest receivable. . . . . . . . . . . . . . . . .       730        670
Properties and equipment . . . . . . . . . . . . . . . . . .     4,344      2,281
Cash surrender value of life insurance . . . . . . . . . . .     2,661      1,073
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .        67         70
Other intangibles. . . . . . . . . . . . . . . . . . . . . .       319        343
Deferred income taxes. . . . . . . . . . . . . . . . . . . .       226          0
Other assets . . . . . . . . . . . . . . . . . . . . . . . .       164        588
                                                              ---------  ---------
 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $145,034   $123,445
                                                              =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 95,585   $ 75,077
Federal Home Loan Bank Advances. . . . . . . . . . . . . . .    35,416     34,951
Note payable . . . . . . . . . . . . . . . . . . . . . . . .       309        313
Accrued interest payable . . . . . . . . . . . . . . . . . .       243        227
Advance payments by borrowers for taxes and insurance. . . .        78        144
Deferred income taxes. . . . . . . . . . . . . . . . . . . .         0        127
Other liabilities. . . . . . . . . . . . . . . . . . . . . .     1,664        800
                                                              ---------  ---------

 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .   133,295    111,639

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 1,000,000 shares
 authorized; none issued . . . . . . . . . . . . . . . . . .         0          0
Common shares, no par value; 5,000,000 shares
 authorized; 952,200 shares issued . . . . . . . . . . . . .         0          0
Additional paid-in capital . . . . . . . . . . . . . . . . .     6,026      6,026
Retained earnings, substantially restricted. . . . . . . . .     8,312      7,934
Treasury shares, at cost . . . . . . . . . . . . . . . . . .    (2,183)    (1,886)
Accumulated other comprehensive income . . . . . . . . . . .       293        449
Common shares purchased by:
 Employee Stock Ownership Plan . . . . . . . . . . . . . . .      (457)      (457)
 Recognition and Retention Plan. . . . . . . . . . . . . . .      (252)      (260)
                                                              ---------  ---------

 TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . .    11,739     11,806
                                                              ---------  ---------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . .  $145,034   $123,445
                                                              =========  =========


-----------------------
See accompanying notes.



                                      HOME CITY FINANCIAL CORPORATION
                                             SPRINGFIELD, OHIO
                                     CONSOLIDATED STATEMENTS OF INCOME

(Dollars  in  thousands)


                                          (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                             3 Months         9 Months         9 Months
                                         3 Months Ended        Ended            Ended            Ended
                                         September 30,     September 30,    September 30,    September 30,
                                        ----------------  ---------------  ---------------  ---------------
                                              2001             2000             2001             2000
                                        ----------------  ---------------  ---------------  ---------------

INTEREST INCOME
Loans. . . . . . . . . . . . . . . . .  $  2,398           $  2,285         $  7,385         $  6,710
Mortgage-backed securities . . . . . .        39                  6               82               18
Investment securities. . . . . . . . .        82                 74              233              212
Interest-bearing demand deposits . . .         2                  3                8               12
Federal funds sold . . . . . . . . . .        37                  4               60                4
                                       ---------           --------         --------         --------

    TOTAL INTEREST INCOME. . . . . . .     2,558              2,372             7,768           6,956

INTEREST EXPENSE
Deposits . . . . . . . . . . . . . . .     1,178              1,013             3,391           2,869
Borrowed funds . . . . . . . . . . . .       501                482             1,592           1,271
                                       ---------           --------         ---------        --------

    TOTAL INTEREST EXPENSE . . . . . .     1,679              1,495             4,983           4,140
                                       ---------           --------         ---------        ---------

    NET INTEREST INCOME. . . . . . . .       879                877             2,785           2,816
Provision for loan losses. . . . . . .         0                 15                20              40
                                       ---------           --------         ---------        --------

    NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES. . .       879                862             2,765           2,776

NONINTEREST INCOME
Service charges on deposits. . . . . .         8                  4                22              12
Life insurance . . . . . . . . . . .          39                 18                93              69
Gain (loss) on sale of securities, net       122                 (2)              256              (2)
Other income . . . . . . . . . . . . .       124                 16               335              43
                                       ---------           --------         ---------        --------

    TOTAL NONINTEREST INCOME . . . . .       293                 36               706             122
                                       ---------           --------         ---------        --------

NONINTEREST EXPENSES
Salaries and employee benefits . . . .       491                282             1,457             941
Supplies, telephone and postage. . . .        49                 21               128              75
Occupancy and equipment. . . . . . . .       122                 55               264             150
FDIC deposit insurance . . . . . . . .         4                  4                11              11
Data processing. . . . . . . . . . . .        61                 36               164             115
Legal, accounting and examination. . .        59                 96               215             259
Franchise taxes. . . . . . . . . . . .        36                 29               108             109
Other expenses . . . . . . . . . . . .       149                 91               361             267
                                       ---------           --------         ---------        --------

    TOTAL NONINTEREST EXPENSES . . . .       971                614             2,708           1,927
                                       ---------           --------         ---------       ---------

    NET INCOME BEFORE FEDERAL
        INCOME TAX EXPENSE . . . . . .       201                284               763             971
Federal income tax expense . . . . . .        15                 79               120             277
                                       ---------           --------         ---------       ---------

    NET INCOME . . . . . . . . . . . .  $    186           $    205          $    643        $    694
                                        ========           ========          ========        ========
Earnings per common share - basic. . .  $   0.25           $   0.27          $   0.86        $   0.92
Earnings per common share - diluted. .  $   0.23           $   0.25          $   0.80        $   0.84


-------------------------
See  accompanying  notes.



HOME  CITY  FINANCIAL  CORPORATION
                                                       SPRINGFIELD, OHIO
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                      Number  of  shares                                            (Dollars  in  thousands)

                                                                                                                  Amounts
                                                                                                                  Accumulated
                                                     Common      Common                                              other
                                                     shares      shares     Additional                              compre-
                               Common   Treasury   purchased   purchased     paid-in      Retained    Treasury      hensive
                               shares    shares     by ESOP      by RRP      capital      earnings     shares       income
                               -------  ---------  ----------  ----------  ------------  ----------  ----------  -------------

December 31, 1999 . . . . . .  952,200  (108,810)    (53,322)    (16,780)  $     6,033   $   7,288   $  (1,516)  $        309

Net income                                                                                     994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72                                                                                                               140

Comprehensive income

Purchase of treasury shares              (29,390)                                                         (370)
Shares allocated under
 Employee Stock
 Ownership Plan                                        7,618
Shares earned under
 Recognition and
 Retention Plan                                                    6,022            (7)
Dividends declared
 ($.425 per share)                                                                            (348)
                              --------  ---------    -------     -------   ----------    ---------   ---------   -------------
Balance at December 31, 2000.  952,200  (138,200)    (45,704)    (10,758)  $     6,026   $   7,934   $  (1,886)  $        449

Net income                                                                                     643
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $(80)                                                                                                            (156)

Comprehensive income

Purchase of treasury shares              (23,100)                                                         (297)
Shares earned under
 Recognition and
 Retention Plan                                                      500
Dividends declared
 ($.33 per share)                                                                             (265)
                                                                                         ----------
September 30, 2001. . . . . .  952,200  (161,300)    (45,704)    (10,258)  $     6,026   $   8,312   $  (2,183)  $        293
                               =======  =========  ==========  ==========  ============  ==========  ==========  =============


                                 Common       Common
                                 shares       shares      Compre-
                                purchased    purchased    hensive
                                 by ESOP      by rrp      income
                               -----------  -----------  -------

December 31, 1999 . . . . . .  $     (533)  $     (365)

Net income                                               $    994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72                                                   140
                                                         ---------
Comprehensive income                                     $  1,134
                                                         =========
Purchase of treasury shares
Shares allocated under
 Employee Stock
 Ownership Plan . . . . . . .          76
Shares earned under
 Recognition and
 Retention Plan                                    105
Dividends declared
 ($.425 per share)             ----------   -----------

Balance at December 31, 2000.  $     (457)  $     (260)

Net income                                               $    643
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $(80)                                                (156)
                                                         ---------
Comprehensive income                                     $    487
                                                         =========
Purchase of treasury shares
Shares earned under
 Recognition and
 Retention Plan                                      8
Dividends declared
 ($.33 per share)

September 30, 2001. . . . . .  $     (457)  $     (252)
                               ===========  ===========


-------------------------
See  accompanying  notes.


                             HOME CITY FINANCIAL CORPORATION
                                    SPRINGFIELD, OHIO
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
                                          (Unaudited)
                                  9 Months Ended     9 Months
                                                                     Ended             Ended
                                                                     September 30,     September 30,
                                                                     -------------     ------------
                                                                     2001              2000
                                                                     ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    643          $    694
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Premium amortization, net of discount accretion. . . . . . . . .        24                12
   Provision for loan losses. . . . . . . . . . . . . . . . . . . .        20                40
   (Gain) loss on sale of securities. . . . . . . . . . . . . . . .      (256)                2
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .        90                57
   Amortization of goodwill and intangibles . . . . . . . . . . . .        41                 0
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .      (380)               28
   Life insurance income, net of expenses . . . . . . . . . . . . .       (78)              (41)
   Employee Stock Ownership Plan compensation expense . . . . . . .        96                96
   Recognition and Retention Plan compensation expense. . . . . . .        68                66
   FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . .      (105)              (79)
   Proceeds from sales of loans . . . . . . . . . . . . . . . . . .         0               317
   Net change in:
     Accrued interest receivable. . . . . . . . . . . . . . . . . .       (60)             (166)
     Accrued interest payable . . . . . . . . . . . . . . . . . . .        16                46
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       424              (154)
     Other liabilities. . . . . . . . . . . . . . . . . . . . . . .       864                90
                                                                     ---------         ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . .     1,407             1,008
                                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale . . . . . . . . . . . . .    (2,617)             (893)
Proceeds from sales of securities available-for-sale. . . . . . . .     1,938               398
Proceeds from maturities of securities available-for-sale . . . . .       400                20
Purchase of mortgage-backed securities available-for-sale . . . . .    (8,633)                0
Collections on mortgage-backed securities available-for-sale. . . .       174                67
Purchase of additional BOLI . . . . . . . . . . . . . . . . . . . .    (1,510)                0
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .    (4,264)          (11,397)
Purchases of properties and equipment . . . . . . . . . . . . . . .    (2,153)             (735)
Purchase of FHLB stock. . . . . . . . . . . . . . . . . . . . . . .      (167)             (198)
                                                                     ---------         ---------
 NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . .   (16,832)          (12,738)
                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .    20,508             4,942
Net increase (decrease) in short-term FHLB advances . . . . . . . .    (4,700)            4,300
Proceeds from new long-term FHLB advances . . . . . . . . . . . . .    11,000             2,225
Payments on long-term FHLB advances . . . . . . . . . . . . . . . .    (5,835)             (370)
Net change in advance payments by borrowers for taxes and insurance       (66)              (21)
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . .         0                50
Payments on notes payable . . . . . . . . . . . . . . . . . . . . .       (18)              (50)
Distribution of common shares by Recognition and Retention Plan . .         8                 9
Purchase of treasury shares . . . . . . . . . . . . . . . . . . . .      (297)             (346)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .      (265)             (258)
                                                                     ---------         ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . .    20,335            10,481
                                                                     ---------         ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .     4,910            (1,249)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . .     1,593             3,483
                                                                     ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . .  $  6,503          $  2,234
                                                                     =========         =========

-----------------------
See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)



NOTE  1.     BASIS  OF  PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of September 30, 2001, and December 31, 2000, and the consolidated results of operations for the three and nine months ended September 30, 2001 and 2000 and the cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE  2.     ALLOWANCE  FOR  LOAN  LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:




                                     (Dollars in thousands)

                                    Nine
                                Months Ended     Year Ended
                                September 30,   December 31,
                                    2001             2000
                               ---------------  --------------
Balance, beginning of period.       $  532      $  491
Provision for loan losses . .           20         110
Charge-offs . . . . . . . . .          (49)        (69)
Recoveries. . . . . . . . . .           17           0
                                   -------      -------

Balance, end of period. . . .       $   520     $  532
                                   =======      =======

NOTE  3.     ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK

Borrowings at September 30, 2001, consisted of one short-term advance and twenty-two long-term advances totaling $35.4 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.


Scheduled  maturities  of  advances  from  the  FHLB  were  as  follows:




(Dollars  in  thousands)
At  September  30,  2001  At  December  31,  2000



                          Range of       Weighted-                Range of       Weighted-
                          interest        average                 interest        average
               Amount       rates      interest rate   Amount       rates      interest rate
               -------  -------------  --------------  -------  -------------  --------------
Due within
one year. . .  $     6          6.30%           6.30%  $ 4,761  6.30% - 6.75%           6.67%

After one but
within five
years . . . .  $ 1,993   3.37%- 8.35%           6.04%  $ 3,649  6.05% - 8.35%           6.97%

After five
years . . . .  $33,417  3.30% - 7.28%           5.70%  $26,541  3.30% - 7.28%           6.12%


NOTE  4.     REGULATORY  CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2001.



(Dollars  in  thousands)

                                                                                 To be
                                                                                 Categorized as "Well
                                                                                 Capitalized" Under
                                                        For Capital              Prompt Corrective
                                   Actual               Adequacy Purposes        Action Provisions
                           ------------------------     -----------------        -----------------

                           Amount      Ratio            Amount     Ratio         Amount   Ratio
                           -------     ------           -------    ------        -------  ------
Total Risk-Based Capital
(To Risk-Weighted Assets)  $11,752     12.2%            $ 7,721    8.0%          $ 9,651   10.0%

Tier I Capital
(To Risk-Weighted Assets)  $11,034     11.4%            N/A        N/A           $ 5,791    6.0%

Tier I Capital
(To Total Assets) . . . .  $11,034      7.6%            $ 5,793    4.0%*         $ 7,242    5.0%

Tangible Capital
(To Total Assets) . . . .  $11,034      7.6%            $ 2,173    1.5%          N/A         N/A


*Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

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





                                                             For the Three Months Ended
                                                             --------------------------
                                                                  September 30, 2001
                                                                  ------------------

                                                                          Weighted-
                                                                          Average                  Per
                                                    Income                Shares                   Share
                                                    (Numerator)           (Denominator)            Amount
                                                    -----------           -------------            ------
Basic EPS
 Income available to common shareholders .          $  186,534            741,101                  $  0.25

Effect of dilutive securities
 RRP shares. . . . . . . . . . . . . . . .                   0             10,258
 ESOP shares . . . . . . . . . . . . . . .                   0             45,704
 Stock options . . . . . . . . . . . . . .                   0             10,935
                                                    ----------            -------

Diluted EPS
 Income available to common shareholders +
   assumed conversions . . . . . . . . . .          $  186,534            807,998                  $  0.23

                                                              For the Three Months Ended
                                                              --------------------------

                                                                  September 30, 2000
                                                             ----------------------------

                                                                          Weighted-
                                                                          average                  Per
                                                    Income                Shares                   Share
                                                    (Numerator)           (Denominator)            Amount
                                                    ----------            -------------            ------
Basic EPS
 Income available to common shareholders .          $  205,259            746,898                  $  0.27

Effect of dilutive securities
 RRP shares. . . . . . . . . . . . . . . .                   0             16,280
 ESOP shares . . . . . . . . . . . . . . .                   0             53,322
 Stock options*. . . . . . . . . . . . . .                   0                  0
                                                    ----------            -------

Diluted EPS
 Income available to common shareholders +          $  205,259            816,500                  $  0.25
   assumed conversions

*Because the exercise prices of the options exceed the fair market value at September 30, 2000, the shares subject to options are not included in calculating diluted earnings per share.

                                                              For the Nine Months Ended
                                                              -------------------------
                                                                  September 30, 2001
                                                                  ------------------
                                                                          Weighted-
                                                                          average                  Per
                                                    Income                Shares                   Share
                                                    (Numerator)           (Denominator)            Amount
                                                    ----------            -------------            ------
Basic EPS
 Income available to common shareholders .          $  643,139            750,077                  $  0.86

Effect of dilutive securities
 RRP shares. . . . . . . . . . . . . . . .                   0             10,350
 ESOP shares . . . . . . . . . . . . . . .                   0             45,704
 Stock options . . . . . . . . . . . . . .                   0              2,757
                                                    ----------            -------

Diluted EPS
 Income available to common shareholders +
   assumed conversions . . . . . . . . . .          $  643,139            808,888                  $  0.80


                                                               For the Nine Months Ended
                                                              ---------------------------
                                                                   September 30, 2000
                                                              ---------------------------
                                                                          Weighted-
                                                                          average                  Per
                                                    Income                Shares                   Share
                                                   (Numerator)            (Denominator)            Amount
                                                   -----------            -------------            -------
Basic EPS
 Income available to common shareholders .         $  693,942             751,661                  $  0.92

Effect of dilutive securities
 RRP shares. . . . . . . . . . . . . . . .                  0              16,367
 ESOP shares . . . . . . . . . . . . . . .                  0              53,322
 Stock options*. . . . . . . . . . . . . .                  0                   0
                                                    ---------              ------

Diluted EPS
 Income available to common shareholders +
   assumed conversions . . . . . . . . . .         $  693,942             821,350                  $  0.84

*Because the exercise prices of the options exceed the fair market value at September 30, 2000, the shares subject to options are not included in calculating diluted earnings per share.

NOTE  6.     RECENT  ACCOUNTING  PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", on July 20, 2001.

SFAS No. 141 provides that all business combinations shall be accounted for using the purchase method of accounting; the use of the pooling-of-interests method will be prohibited. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001, or all business combinations accounted for by the purchase method that are completed after June 30, 2001. HCFC has not been involved in any business combinations affected by SFAS No. 141.

Prior to SFAS No. 142, goodwill was amortized over its estimated life, not to exceed forty years. Under SFAS No. 142, goodwill will not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in this statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"(superceded by SFAS No. 144, see discussion which follows).

SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Accordingly, HCFC will adopt the statement on January 1, 2002. Upon initial application of SFAS No. 142, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001, shall be accounted for in accordance with the provisions of this statement. That is, amortization of goodwill will be discounted and the remaining asset tested for impairment on an annual basis. An initial impairment test is to be completed on all goodwill within six months of initially applying the statements. Any impairment loss recognized as a result of completing the initial impairment test is to be recognized in the first interim period financial statements, regardless of the interim period in which the measurement of the loss is completed.

Included in intangible assets of $386,000 at September 30, 2001, was goodwill totaling $67,000. The goodwill is being amortized over 15 years; approximately $3,000 was amortized to expense during the first three quarters of 2001. In accordance with SFAS No. 142, HCFC will discontinue amortizing goodwill and will perform the required impairment tests. The first impairment test will be completed on or before June 30, 2002, and the corresponding impairment loss, if any, will be recognized in the 2002 financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued by the FASB on August 16, 2001. This FASB focuses on accounting for closure costs for assets that cannot be simply abandoned or disposed of at the end of their useful lives. Examples include cleanup costs for nuclear power plants or restoration costs for landfills and strip mines. HCFC does not own any assts requiring such closure costs and is not affected by this statement.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued by the FASB on October 3, 2001, and is effective for fiscal years beginning after December 15, 2001. This statement effectively supercedes SFAS No. 121 and APB Opinion No. 30 and requires that long-lived assets, including discontinued operations, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The statement also resolves certain implementation issues regarding SFAS No. 121. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. In addition, the definition of "discontinued operations" was broadened to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The only long-lived assets owned by HCFC are its offices. This statement, therefore, is not expected to have a material impact on HCFC's statements of financial condition or results of operations.

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


                         CHANGES IN FINANCIAL CONDITION

At September 30, 2001, the consolidated assets of the Company totaled $145.0 million, an increase of $21.6 million, or 17.49%, from $123.4 million at December 31, 2000. The increase in total assets was primarily the result of increases in mortgage-backed securities, cash and cash equivalents, loans receivable, cash surrender value of life insurance policies and properties and equipment, funded primarily by a $20.5 million increase in deposits.

Net loans receivable increased by $1.2 million during the three months ended September 30, 2001, in addition to the $3.0 million increase experienced during the first six months ended June 30, 2001. The net increase in loans outstanding since December 31, 2000, was $4.2 million, or 3.83%. The increase was primarily in the non-residential real estate and commercial loan portfolio.

The  cash  surrender value of life insurance policies increased $1.6 million, or
148.00 %, to $2.7 million from $1.1 million at December 31, 2000. The increase was primarily attributed to the purchase of additional life insurance on certain members of the Board of Directors during the first quarter of 2001.

The $2.1 million increase in properties and equipment was a direct result of additional expenditures related to the construction of the Bank's new main office facilities, which were completed during July 2001.

Total cash and cash equivalents increased by $3.8 million during the third quarter of 2001 in addition to the $1.2 million increase experienced in the first six months of 2001. Federal funds sold and other overnight deposits increased $2.1 million, or 745.16%, from $273,000 at December 31, 2000. Total cash and non-interest-bearing balances due from correspondent banks increased by $1.2 million from the December 31, 2000, balances. These increases resulted primarily from the influx of deposits during the opening of the new main office which had not yet been invested in higher yielding alternatives.

Investment securities increased $178,000, or 4.92%, from $3.6 million at December 31, 2000, to $3.8 million at September 30, 2001. The increase was primarily the result of the net increase in the Bank's municipal bond holdings.

During the nine months ended September 30, 2001, $174,000 of principal payments were received on mortgage-backed and related securities. During the same nine-month period, $8.6 million of the new deposits generated during the main office opening was used for the purchase of additional securities.

Deposit liabilities increased $12.4 million, or 14.86%, from $83.2 million at June 30, 2001, to $95.6 million at September 30, 2001. This increase is in addition to the $8.1 million increase experienced during the first six months of 2001. Management attributes the increase to the opening of the new main office on July 16th as well as to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

Advances from the FHLB increased $465,000, or 1.33%, from $35.0 million at December 31, 2000, to $35.4 million at September 30, 2001. The funds borrowed were utilized to fund loans. All advances which did not bear prohibitive prepayment penalties had been paid off by September 30, 2001.

Total shareholders' equity remained relatively constant during the nine months, decreasing $67,000, or 0.57%, from December 31, 2000, to September 30, 2001. This decrease was primarily the result of the $265,000 cash dividend payments, the $156,000 decrease in accumulated other comprehensive income and by the purchase of treasury shares for $297,000, which were offset by $643,000 in earnings and the $8,000 RRP distribution.

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

OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At September 30, 2001, the Bank's regulatory liquidity ratio was 12.62%. At such date, the Bank had commitments to originate loans totaling $12.1 million, no commitments to purchase or sell loans and a commitment of $35,000 for the remaining construction costs of the new main office. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at September 30, 2001.

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

OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8.0% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $520,000 at September 30, 2001.

On January 29, 2001, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on March 2, 2001, paid on March 15, 2001. On May 29, 2001, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on June 8, 2001, paid on June 15, 2001. On August 27, 2001, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on September 7, 2001, paid on September 14, 2001.



                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000

GENERAL. Net income decreased $19,000, or 9.27%, from $205,000 for the three months ended September 30, 2000, to $186,000 for the three months ended September 30, 2001. This decrease was primarily attributed to $357,000 more in noninterest expense, which was partially offset by an increase of $257,000 in noninterest income, an increase of $2,000 in net interest income, a decrease of $64,000 in the provision for federal income tax expense and a $15,000 decrease in the provision for loan losses.

INTEREST INCOME. The $16.4 million increase in average earning assets contributed to an increase in interest income of $186,000, or 7.84%, for the three months ended September 30, 2001, compared to the same period in 2000. The increase was attributed mainly to the additional loan income of $113,000 resulting from an increase in loans receivable. Of the overall increase in interest income, $304,000 is attributable to earning asset volume increases, offset by a decrease of $118,000 attributable to rate or yield.

INTEREST EXPENSE. Interest expense on deposit liabilities increased $165,000, or 16.29%, for the three months ended September 30, 2001, as compared to the same period in 2000. The total average deposits increased by $14.9 million comparing the quarter ended September 30, 2001, to the same quarter of 2000, and the average interest rate paid on interest-bearing deposits decreased by 22 basis points from 5.73% for the three months ended September 30, 2000, to 5.51% for the same period ended September 30, 2001. The average balance of FHLB advances increased from $30.7 million for the three-month period ended September 30, 2000, to $35.8 million for the same period ended September 30, 2001, resulting in an increase in interest on FHLB advances of $19,000 for the three months ended September 30, 2001, compared to the same period ended September 30, 2000. Of the overall increase in interest expense, $300,000 is attributable to interest costing liability volume increases, offset by a $116,000 decrease attributable to decreases in rates paid.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses and there were net charge-offs of $15,000 during the three months ended September 30, 2001, compared to a $15,000 provision and net charge-offs of $29,000 during the three months ended September 30, 2000. Provisions are determined based upon the results of the ongoing loan reviews and composition of the loan portfolio.

NONINTEREST INCOME. Noninterest income increased by $257,000 for the three months ended September 30, 2001, compared to the same period in 2000. The increase was primarily related to increases of $124,000 from the sale of equity securities, $21,000 income from life insurance contracts and $104,000 in other income related primarily to the operations of Home City Insurance Agency, Inc., the wholly-owned subsidiary of the Company. Deposit account service charge income also increased by $4,000 compared to the same quarter in 2000.

NONINTEREST EXPENSE. Noninterest expense increased $357,000, or 58.14%, to $971,000 for the three months ended September 30, 2001, from $614,000 in the comparable period in 2000. Of this increase, $209,000 was attributable to an increase in compensation and benefit expense in 2001, reflecting the expense associated with additional staffing related to preparations for the new main office operations and the operation of the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.85% and 2.11% for the three months ended September 30, 2001 and 2000, respectively.

INCOME TAXES. The provision for income taxes decreased $64,000 for the three months ended September 30, 2001, compared with the prior year, primarily as a result of the tax treatment on the gain on sale of equity securities and the decrease in net taxable income in the second quarter 2001 as compared to the same quarter in 2000.


COMPARISON  OF  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000

GENERAL. Net income decreased $51,000, or 7.35%, from $694,000 for the nine months ended September 30, 2000, to $643,000 for the nine months ended September 30, 2001. This decrease was primarily attributed to a decrease of $31,000 in net interest income and an increase of $781,000 in noninterest expense which were partially offset by the increase of $584,000 in noninterest income, the $157,000 decrease in federal income tax expense and a $20,000 decrease in the provision for loan losses.

INTEREST INCOME. The $16.5 million increase in average earning assets contributed to an increase in interest income of $812,000, or 11.67%, for the nine months ended September 30, 2001, compared to the same period in 2000. The increase was attributed to the additional loan income of $675,000 resulting from an increase in loans receivable, and an increase of $137,000 in interest income on other earning assets. Of the overall increase in interest income, $993,000 is attributable to earning asset volume increases offset by a decrease of $181,000 attributable to rate or yield.

INTEREST EXPENSE. Interest expense on deposit liabilities increased $522,000, or 18.19%, for the nine months ended September 30, 2001, as compared to the same period in 2000. Total average interest-bearing deposits increased by $10.6 million comparing the nine months ended September 30, 2001, to the same period in 2000, and the average interest rate paid on interest-bearing deposits increased by 14 basis points from 5.52% for the nine-month period ended September 30, 2000, to 5.66% for the same period ended September 30, 2001. The average balance of FHLB advances increased from $28.4 million for the nine-month period ended September 30, 2000, to $36.8 million for the same period ended September 30, 2001, resulting in an increase in interest on FHLB advances of $321,000 for the nine-month period ended September 30, 2001, compared to the same period ended September 30, 2000. Of the overall increase in interest expense, $835,000 is attributable to interest costing liability volume increases, and $8,000 is attributable to increases in rates paid.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $20,000 and there were net charge-offs of $32,000 during the nine months ended September 30, 2001, compared to a $40,000 provision and net charge-offs of $57,000 during the nine months ended September 30, 2000. The provision was decreased based upon the results of the ongoing loan reviews and composition of the loan portfolio.

NONINTEREST INCOME. Noninterest income increased by $584,000 for the nine months ended September 30, 2001, compared to the same period in 2000. The increase was related to the $292,000 increase in other income related primarily to the operations of Home City Insurance Agency, Inc., the wholly-owned subsidiary of the Company, the increase of $258,000 in the gain on the sale of equity securities and $24,000 and $10,000 increases in income from life insurance contracts and service charges on deposit accounts, respectively.

NONINTEREST EXPENSE. Noninterest expense increased $781,000, or 40.53%, to $2.7 million for the nine months ended September 30, 2001, from $1.9 million in the comparable period in 2000. Of this increase, $516,000 was attributable to an increase in compensation and benefit expense in 2001, reflecting additional staffing related to preparations for the new main office operations and the operation of the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.72% and 2.30% for the nine months ended September 30, 2001 and 2000, respectively.

INCOME TAXES. The provision for income taxes decreased $157,000 for the nine months ended September 30, 2001, compared with the prior year, primarily as a result of the $208,000 decrease in net income before federal income taxes and the composition of the taxable and non-taxable income for the nine-month period.

                           PART II - OTHER INFORMATION

     ITEM

     1  -  LEGAL  PROCEEDINGS

           None

     2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

           Not  Applicable

     3  -  DEFAULTS  UPON  SENIOR  SECURITIES

           Not  Applicable

     4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

           Not  Applicable

     5  -  OTHER  INFORMATION

           Not  Applicable

     6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

           a. No report on Form 8-K was filed during the quarter ended September 30, 2001.

           b. Exhibit 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        HOME  CITY  FINANCIAL  CORPORATION

November 13, 2001                       /s/ Douglas L. Ulery
-----------------                       ----------------------------------
Date:                                   Douglas  L.  Ulery
                                        President

November 13, 2001                      /s/ Charles A. Mihal
-----------------                      ----------------------------------
Date:                                  Charles  A.  Mihal
                                       Treasurer  and  Chief  Financial  Officer