Form 10KSB
period 2001-12-31
HOME CITY FINANCIAL CORP
filed 2002-03-20
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                         Commission File Number 0-21809

                         HOME CITY FINANCIAL CORPORATION
                 (name of small business issuer in its charter)
                 Ohio                                34-1839475
                ----                                 ----------
           (State or other Jurisdiction          (IRS  Employer
         of incorporation or organization)     Identification  Number)

         2454  North  Limestone  Street                45503
         ------------------------------                -----
      (Address of principal executive offices)       (zip code)

               Issuer's  telephone  number  (937)  390-0470

       Securities  registered  under  Section  12(b)  of  the  Exchange  Act:
                                not  applicable
                                ---------------

       Securities  registered  under  Section  12(g)  of  the  Exchange  Act

                         Common  Shares  (No  Par  Value)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  _X_     NO  ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State  issuer's  revenues  for  the  most  recent fiscal year.  $11,421,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 4, 2002, 784,400 common shares of the Registrant were outstanding. The aggregate market value of the shares held by non-affiliates was $6,640,637 based upon the closing sale price of $11.300 per share as quoted by The Nasdaq Stock Market.

DOCUMENTS  INCORPORATED  BY  REFERENCE

The following sections of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

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

     Transitional  Small  Business  Disclosure  Format     YES  ___  NO  _X_
                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

Home City Financial Corporation, a unitary savings and loan holding company incorporated in 1996 under the laws of the State of Ohio ("HCFC"), owns all of the issued and outstanding common shares of Home City Federal Savings Bank of Springfield, a savings association chartered under the laws of the United States ("Home City"). In December 1996, HCFC acquired all of the common shares issued by Home City upon its conversion from a mutual savings association to a stock savings association (the "Conversion"). Since its formation, HCFC's activities have been limited primarily to holding the common shares of Home City. In December 2000, HCFC incorporated Home City Insurance Agency, Inc. ("HCIA"), as a wholly-owned subsidiary, which acquired the business of a local insurance agency.

Home City is a savings association principally engaged in the business of making permanent first and second mortgage loans secured by one- to four-family residential real estate and nonresidential real estate located in Home City's primary lending area and investing in U.S. Government and federal agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and municipal securities. Home City also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The origination of commercial and consumer loans, both secured and unsecured, constitutes a growing portion of Home City's lending activities. Funds for lending and investment activities are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), repayments of loans and mortgage-backed and related securities, advances from the Federal Home Loan Bank (the "FHLB") and other short-term borrowings. Home City conducts business from its two offices located in Springfield, Ohio. Home City's primary lending area consists of Clark County, Ohio, and adjacent counties.

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

MARKET  AREA

Home City conducts business from its two offices, located in Springfield, Ohio. Springfield is located 25 miles east of Dayton, 40 miles west of Columbus and 80 miles north of Cincinnati. Home City s primary market area consists of Clark County, Ohio, and adjacent counties. Clark County, Ohio, is characterized by slightly lower than average levels of income and housing values and a higher unemployment level. Its strongest employment categories are wholesale/retail trade, services and manufacturing, with smaller numbers of residents employed in the finance, insurance and real estate industry categories.

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

Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2001.

2. Comparison of Results of Operations for the Fiscal Years Ended December 31, 2001 and 2000 -"Provision for Loan Losses". Management's statements regarding the adequacy of the allowance for loan losses at December 31, 2001.

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

LENDING  ACTIVITIES

GENERAL.
Home City's primary lending activity is the origination of conventional mortgage loans and home equity loans secured by one- to four-family homes and nonresidential real estate located in Home City's primary lending area. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more are also offered by Home City. Home City does not originate loans insured by the Federal Housing Administration or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Home City makes commercial loans secured by assets of the borrower other than real estate and secured and unsecured consumer loans. Home City does not originate its loans in strict accordance with traditional secondary market guidelines.

LOAN  PORTFOLIO  COMPOSITION.
The following table presents certain information with respect to the composition of Home City's loan portfolio at the dates indicated:



                                                      At December 31,
                                                      ---------------
                                             2001                        2000
                                            -----                        ----
                                                  (Dollars in thousands)
                                                   Percent of               Percent of
                                        Amount     total loans    Amount    total loans
                                      ---------  -------------  --------  ------------
Residential real estate loans:
   One- to four-family (first mortgage) $ 58,021   50.07%         $ 58,525  52.50%
   Multifamily. . . . . . . . . . . . .    6,747    5.82             4,197   3.76
   Home equity (second mortgage). . . .    3,337    2.88             2,221   1.99
Nonresidential real estate loans . .      29,754   25.68            25,941  23.27
Land loans . . . . . . . . . . . . .         720    0.62               868   0.78
Construction loans . . . . . . . . .       1,477    1.27             4,692   4.21
                                        --------   -----           --- ---   -- --

      Total real estate loans. . . . .   100,056   86.34            96,444  86.51

Commercial loans:
   Secured, other than by real estate .   11,814   10.19            10,321   9.26
   Other, unsecured credit lines. . . .       86    0.08                45   0.04
                                         -------   ------           ------   -----
      Total commercial loans . . . . . .  11,900   10.27            10,366   9.30

Consumer loans:
   Loans on deposits. . . . . . . . . .      166    0.14               143   0.13
   Other consumer loans . . . . . . . .    3,768    3.25             4,524   4.06
                                          ------   -----             -----   -----
      Total consumer loans . . . . . . .   3,934    3.39             4,667   4.19
                                          ------   -----             -----   -----
Total loans. . . . . . . . . . . . .     115,890  100.00%          111,477 100.00%
                                                  =======                  =======
   Less:
   Allowance for loan losses. . . . . .     (517)                     (532)
                                         --------                    ------
Net loans. . . . . . . . . . . . . .   $ 115,373                $ 110,945
                                         =======                  =========

LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 2001, regarding the dollar amount of loans maturing in Home City's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.




                                 Due during                                Due 11-      Due more
                               the year ending    Due 4-5     Due 6-10     15           than  15
                                 December 31,     years       years        years        years
                                                  after       after        after        after
                               -------------     --------    ---------     --------     ---------
                           2002     2003    2004  12/31/01   12/31/01     12/31/01    12/31/01   Total
                         -------   ------  -----  --------    --------    --------     --------    -----
(Dollars in thousands)
Mortgage loans:
  Residential. . . . .  $ 4,206  $  112  $  912  $   4,832   $ 18,624     $ 31,944    $ 7,475    $ 68,105
  Nonresidential . . .    4,294   1,538   1,003      1,967      9,598       12,424      1,127      31,951
Consumer loans . . . .      232     347     350        860        734        1,182        229       3,934
Commercial loans . . .    5,205     440     610      3,539      1,295          700        111      11,900
                        -------  ------  ------  ---------  ---------     ---------   - ------   --------

  Total loans. . . . .  $13,937  $2,437  $2,875  $  11,198  $  30,251    $  46,250    $ 8,942   $ 115,890
                        =======  ======  ======  =========  =========    =========   ========    ========

     Of the loans due more than one year after December 31, 2001, loans with aggregate balances of $74.7 million have fixed rates of interest, and loans with aggregate balances of $27.3 million have adjustable interest rates.

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

     OTS regulations limit the amount that Home City may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Home City primarily makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Low to moderate income loans are granted up to 95% on single-family or duplex, owner occupied residences. Home equity loans secured by first or second mortgages are generally made with a maximum combined LTV for the first and second mortgage of 100%. Home City makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, non-owner occupied residences primarily in amounts up to 80% LTV. Home City may require private mortgage insurance ("PMI") for the amount of loans in excess of 80% of the value of the real estate securing such loans. Fixed-rate residential real estate loans are offered by Home City for terms of up to 15 years.

     Home City has been originating adjustable-rate mortgage loans ("ARMs") for several years. ARMs are offered by Home City for terms of up to 30 years and with various alternative features. The interest rate adjustment periods on the ARMs are either one year or three years, followed by one- or three-year adjustment periods. The interest rate adjustments on ARMs presently originated by Home City are tied to changes in the weekly average yield on the one- and three-year U.S. Treasury constant maturities index. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Home City also offers ARMs on one- to four-family properties with a margin of 3.0% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan. Home City originates ARMs which have initial interest rates slightly lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is generally lower than industry standards and is considered in Home City's underwriting of any such loans with a one- to three-year adjustment period.

     The aggregate amount of Home City's one- to four-family residential real estate loans equaled approximately $58.0 million at December 31, 2001, and represented 50.07% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $669,992. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $514,003, or 0.89%, of Home City's one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

     MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, Home City makes loans secured by multifamily properties containing over four units. Such loans are made with adjustable interest rates, a maximum LTV of 80% and a maximum term of 20 years or with a fixed rate, a maximum LTV of 80% and a maximum term of up to seven years.

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

     At December 31, 2001, loans secured by multifamily properties totaled approximately $6.7 million, or 5.82% of Home City's total loan portfolio, all of which were secured by property located within Home City's primary market area. At such date, loans secured by multifamily properties with outstanding balances of $232,572, or 3.45% of such loans, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets." The largest loan secured by a multifamily property had a balance at December 31, 2001, of approximately $1.2 million.

     HOME EQUITY LOANS. Home City offers home equity loans secured by first or second mortgages on one- to four-family residential real estate located in Clark County, Ohio, and adjacent counties. Such loans are made for various purposes, including home improvement, debt consolidation and consumer purchases. The interest rates on loans secured by such mortgages are adjustable, generally with a maximum combined LTV for the first and second mortgage of 100%.

     At December 31, 2001, home equity loans totaled approximately $3.3 million, or 2.88% of Home City's total loan portfolio. All of such loans were secured by property located within Home City's primary market area. At such date, home equity loans with outstanding balances of $99,189, or 2.97% of such loans, were 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest single home equity loan was $191,282 at December 31, 2001.

     NONRESIDENTIAL REAL ESTATE LOANS. Home City also makes loans secured by nonresidential real estate consisting of retail stores, office buildings and businesses. (The "nonresidential real estate loans" category does not include loans made for commercial purposes that are secured by real estate, which are described under the heading "Commercial Loans.") Nonresidential real estate loans generally are originated with terms of up to 20 years and a maximum loan amount of $1.6 million. Such loans generally have a maximum LTV of 80%.

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

     At December 31, 2001, Home City had a total of $29.8 million invested in nonresidential real estate loans, all of which were secured by property located within Home City's primary market area. Such loans comprised approximately 25.68% of Home City's total loans at such date. At such date, loans secured by nonresidential real estate with outstanding balances of $482,481, or 1.62% of such loans, were 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest nonresidential real estate loan was $932,729.

     Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At December 31, 2001, Home City's nonresidential mortgage loans totaled 266.64% of Home City's tangible capital.

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

     At December 31, 2001, land loans totaled approximately $720,000, or 0.62% of Home City's total loan portfolio. The largest land loan at December 31, 2001, had a balance of approximately $328,941. All of such loans were secured by property located within Home City's primary market area, of which no loans were more than 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

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

     At December 31, 2001, a total of $1.5 million, or approximately 1.27% of Home City's total loans, consisted of construction loans. All of Home City's construction loans are secured by property located within Home City's primary market area, and the economy of such lending area has been relatively stable. At December 31, 2001, all of such loans were performing in accordance with their terms.

     COMMERCIAL LOANS. Home City also originates loans for commercial purposes. Such loans are primarily of two types: those secured by nonresidential real estate and those secured by assets of the borrower other than real estate, such as equipment or receivables.

     Various chattels, other than real estate, secured commercial loans totaling $25.0 million at December 31, 2001. The real estate securing commercial loans at December 31, 2001, was comprised of warehouses, office buildings and industrial buildings. This type of loan is made with terms of up to 20 years and a maximum loan amount of $1.6 million and may have a maximum LTV of 80% or more. These loans are made with adjustable interest rates, with the interest rates based on prime or one-, three- or five-year U.S. Treasury obligations.

     The borrowers of commercial loans totaling $11.9 million at December 31, 2001, were classified as "small business borrowers." These loans were primarily secured by accounts receivable, inventory and equipment. The commercial loans secured other than by real estate are made with terms of up to seven years, a maximum loan amount of $1.0 million and a maximum LTV of 75%. These loans are made with adjustable interest rates, with the interest rates based on prime or prime plus a specified percentage above prime.

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

     At December 31, 2001, Home City had commercial loans in the aggregate Amount Of $11.9 million, or approximately 10.27% of Home City's total loans. At such date, commercial loans with outstanding balances of $94,817, or 0.80% of such loans, were 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets." The total indebtedness of the largest single borrower within the commercial portfolio was $1.6 million at December 31, 2001.

     CONSUMER LOANS. Home City makes various types of consumer loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to 15 years. Home City has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans, although during 2001 consumer loans decreased as a percent of Home City's loan portfolio.

     Consumer loans may entail greater credit risk than do residential Mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Home City has not had significant delinquencies on consumer loans, no Assurance can be provided that delinquencies will not increase.

     At December 31, 2001, Home City had approximately $3.9 million, or 3.39% of its total loans, invested in consumer loans. At such date, consumer loans with outstanding balances of $64,111, or 1.63% of such loans, were 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest consumer loan was $70,000 at December 31, 2001.

     LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper solicitations by Home City's lending staff and walk-in customers.

     Loan applications for permanent mortgage loans are taken by loan personnel. Home City obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. Home City generally limits the ratio of mortgage loan payments to the borrower's income to 25% and the ratio of the borrower's total debt payments to income to 35-42%. An appraisal of the fair market value of the real estate on which Home City will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors.

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

LOAN ORIGINATIONS, PURCHASES AND SALES. Home City originates a greater number of fixed-rate loans than adjustable-rate loans. See "DESCRIPTION OF BUSINESS - Loan Maturity Schedule." Home City occasionally will participate in loans originated by other institutions. During 2001 and 2000 Home City did not participate in any loans originated by other institutions.

     The following table presents Home City's loan origination and participation activity for the years indicated:



                                         December 31,

                                       2001       2000
                                     ---------  ---------
                                    (Dollars in thousands)
Loans originated:
  One- to four-family residential (1) $ 23,500   $ 14,350
  Multifamily residential . . . . . .    1,504      1,700
  Nonresidential. . . . . . . . . . .   10,241     10,828
  Commercial. . . . . . . . . . . . .   19,921     11,271
  Consumer. . . . . . . . . . . . . .    2,289      4,404
                                      --------    --------

      Total loans originated. . . . . $ 57,455   $ 42,553

Loans purchased . . . . . . . . . .          0          0

Reductions:
  Principal repayments. . .  . . . .   (53,042)   (28,007)
  Sales of loans. . . . . . .. . .           0       (577)
  Increase in other items, net (2) .       155        132
                                       --------   --------

      Net increase. . . . . . . . . . $  4,568   $ 14,101
                                       =======     =======



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

     Based on such limits, Home City was able to lend approximately $1.8 million to one borrower at December 31, 2001. The largest amount Home City had outstanding to one borrower at December 31, 2001, was $1.6 million. Such loans were secured by commercial real estate properties. All of such loans were current at December 31, 2001.

     The aggregate amount of commercial loans not primarily secured by real estate that Home City may have outstanding may not exceed 20% of Home City's total assets, and any amount in excess of 10% of total assets must be for small business loans. At December 31, 2001, Home City was in compliance with those limitations.

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

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:





                                        December 31, 2001              December 31, 2000
                                       ------------------              ------------------

                                                          Percent                   Percent
                                                         of total                  of total
                                        Number    Amount    loans   Number  Amount   loans
                                      --------  ---------  ------  ------  -------  ------
                                                     (Dollars in thousands)
Loans delinquent for (1):
   30-59 days  . . . . . . . . . . .        44  $  1,752   1.51%      20  $  1,046   0.94%
   60-89 days  . . . . . . . . . . .        12       533   0.46       12       400   0.36
   90 days and over  . . . . . . . .        31     1,488   1.28        6        72   0.06
                                      --------  ---------  ------  ------  -------  ------

Total delinquent loans . . . . . . .        87  $  3,773   3.25%      38  $  1,518   1.36%
                                      ========  =========  ======  ======  =======  ======

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

     The following table sets forth information with respect to the nonaccrual status of Home City's loans which are 90 days or more past due and other non-performing assets at the dates indicated:





                                                         December 31,
                                                         ------------
                                                2001        2000        1999
                                             --------     --------      -----
                                                      (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
     Residential. .           . . . . . . .  $   613       $  72      $ 193
     Nonresidential . . . . .           . .      760           0          0
Commercial. . . . . . . . . . . . . . . . .      103           0          0
Consumer. . . . . . . . . . . . . . . . . .       11           0          0
                                             -------      ------      -----

      Total non-performing loans.  . . . . . $ 1,488       $  72      $ 193

Real estate owned . . . . . . . . . . . . .        0           0          0
                                            -------       ------      -----

      Total non-performing assets . .        $ 1,488       $  72      $ 193
                                              ======       =====       ====

      Total loan loss allowance . . . . . . .$   517       $ 532      $ 491

      Total non-performing assets as
      a percentage of total assets. . . . . .  1.03%       0.06%      0.18%

Loan loss allowance as a percent
      of non-performing loans . . . . . . .   34.77%     738.89%    254.40%

     During the fiscal year ended December 31, 2001, $18,000 in interest income was recognized and an additional $73,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 115. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms. For additional information, see Note D of the Notes to Financial Statements.

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

     The aggregate amount of Home City's classified assets at the dates Indicated were as follows:





                                      December 31,
                                  2001   2000   1999
                                ------  -----  -----
                               (Dollars in thousands)
Classified assets:
   Substandard. . . . . . . . . $ 2,229  $ 905  $ 380
   Doubtful . . . . . . . . . .       0      0      0
                                 ------  -----  -----
      Total classified assets.  $ 2,229  $ 905  $ 380
                                 ======  =====  =====

     Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. Home City had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

     OTS regulations require that Home City establish prudent general allowances for loan losses for any assets classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Home City must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

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

     In addition to one- to four-family residential real estate loans, Home City makes additional real estate loans, including home equity, multifamily residential real estate, nonresidential real estate and construction loans. These loans are secured by property in Home City's lending area and also require the borrower to provide a down payment. Home City also makes commercial and consumer loans. Although these types of loans are considered to involve a higher degree of risk than loans secured by one- to four-family residential real estate, Home City has not experienced a higher level of charge-offs from these types of loans, than those secured by one- to four-family residential real estate.

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

     The following table sets forth an analysis of Home City's allowance for loan losses for the years indicated:



                                                  (Dollars in thousands)
                                                        2001    2000
                                                       ------  ------

Balance at beginning of year. . . . . . . . . . . . .  $ 532   $ 491

Charge-offs:
   Residential and consumer loans . . . . . . . .      (180)    (69)
Recoveries. . . . . . . . . . . . . . . . . . . . . .     25       0
Provision for loan losses (charged to operations) . .    140     110
                                                       ------  -----
Balance at end of year. . . . . . . . . . . . . . . .  $ 517   $ 532
                                                       ======  =====

Ratio of net charge-offs (recoveries) to average net
   loans outstanding during the year. . . . . . . . .  0.13%   0.07%
Ratio of allowance for loan losses to total loans . .  0.45%   0.48%

     The following table sets forth the allocation of Home City's allowance for loan losses at the dates indicated:



                                                  (Dollars in thousands)

                                                         2001   2000
                                                        -----  -----

Allowance for loan losses:
     Loans secured by nonresidential real estate . . .  $ 161  $  35
     Loans secured by one- to four-family real estate.    180    220
     Consumer loans. . . . . . . . . . . . . . . . . .     43     82
     Commercial loans. . . . . . . . . . . . . . . . .    127    121
                                                        -----   ----
                                                          511    458
     Unallocated . . . . . . . . . . . . . . . . . . .      6     74
                                                        -----   ----
Total allowance for loan losses. . . . . . . . . . . .  $ 517  $ 532
                                                        =====  =====


MORTGAGE-BACKED  SECURITIES

     Home City maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") participation certificates. Mortgage-backed securities generally entitle Home City to receive a portion of the cash flows from an identified pool of mortgages. GNMA, FHLMC and FNMA are government agencies. GNMA securities are backed by Federal Housing Authority-insured and Veterans Administration-guaranteed loans. The timely payment of principal and interest on GNMA, FHLMC and FNMA securities is guaranteed by the respective agencies.



     The following table sets forth the composition of Home City's mortgage-backed securities at the dates indicated:





                                          December 31, 2001     December 31, 2000
                                          -------------------   -----------------
                                                    (Dollars in thousands)

                                            Amortized   Fair    Amortized   Fair
                                            Cost        value   cost        value
                                           ----------  ------  ----------  ------

GNMA, FHLMC and FNMA
   certificate                              $  9,664   $  9,603  $  462    $  460
                                           ----------  ------  ----------  ------

Total mortgage-backed
   securities . . . . . . . . . . . . . .   $  9,664   $  9,603  $  462    $  460
                                            ========    =======   ======== ======

     The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Home City's mortgage-backed securities at December 31, 2001. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.





                                                             At  December  31,  2001
                       ------------------------------------------------------------------------------------------------------
                                             After one to        After five to                          Total  mortgage-backed
                       One year or less      five years          ten years            After ten years   securities portfolio
                      ----------------       ----------     ---------     ---------------     --------------------
                       Carrying   Average    Carrying  Average   Carrying   Average   Carrying   Average   Carrying   Market
                       value      yield      value     yield     value      yield     value     yield      value      value
                        ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  -------
                                                             (Dollars in thousands)


GNMA,
FHLMC & FNMA
   certificates. . . .  $       0        0%  $       0        0%  $  740     5.65%    $ 8,863     5.59%      $ 9,603   $ 9,603
                        ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  -------

   Total. . . . . . . . $       0        0%  $       0        0%  $  740     5.65%    $ 8,863     5.59%      $ 9,603   $ 9,603
                        =========  ========  =========  ========  =========  ========  =========  ========  =========  =======


                         Average
                         yield
                        --------
         (Dollars in thousands)


GNMA,
FHLMC & FNMA
   certificates.  . .     5.59%
                       --------

   Total. . . . . . .     5.59%
                         ======


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

The following table sets forth information concerning Home City's investments at the dates indicated:




                                     At  December  31,          At  December  31,
                             -------------------------------    ------------------------------
                                           2001                       2000
                                           ----                       ----
                             Carrying   % of    Market  % of    Carrying  % of    Market  % of
                              value     total   value   total   value     total   value   total
                              ------  -------  ------  -------  ------  -------  ------  -------
                                                  (Dollars in thousands)

Interest-bearing demand
     deposits in other
     financial
     institutions             $  638     7.10%  $  638   7.10%  $  72     1.25%   $  72    1.25%
Federal funds sold . . . . .   2,239    24.91    2,239  24.91     273     4.73      273    4.73
Time deposits in other
     financial institutions
                                  24     0.27       24   0.27      24     0.42       23    0.40
Investment securities:
     U.S. government and
     federal agencies
                                 356     3.96      356   3.96    1,295   22.45    1,295   22.46
Municipal securities (1) . .   1,237    13.76    1,237  13.76    1,006   17.44    1,006   17.45
Equity securities:
 FHLMC stock . . . . . . . .   1,499    16.68    1,499  16.68      887   15.38      887   15.38
 Service corporation (2) . .      28     0.31       28   0.31       28    0.49       28    0.49
 FHLB stock. . . . . . . . .   2,079    23.13    2,079  23.13    1,779   30.85    1,779   30.85
 FNMA preferred stock. . . .     888     9.88      888   9.88      403    6.99      403    6.99
                              ------  -------  ------  -------  ------  -------  ------  -------
Total investments. . . . . .  $8,988   100.00%  $8,988 100.00%  $5,767  100.00%  $5,766  100.00%
                              ======  =======  ======  =======  ======  =======  ======  =======


(1)     Bonds  issued  mainly  by  local  school  districts  and municipalities.
(2) Home City owns 100% of Homciti Service Corp., whose assets consist of common shares of Intrieve, Incorporated, a data service provider, and a 0.875% ownership in a joint venture which owns The Springfield Inn, a hotel in Springfield, Ohio.

     The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City's investment securities at December 31, 2001.



                                                     At December 31, 2001
                              One year or less     After one to five years         After five years
                             -----------------     -----------------------         ----------------
                              Carrying   Average      Carrying     Average     Carrying     Average
                              value      yield        value        yield       value        yield
                             ------       ------      ------      ------      ------       ------
                                                    (Dollars in thousands)

Investment securities:
U.S. government and federal
   agency securities . . . .  $    0        0%        $    0         0%      $  356       4.02%
Municipal securities . . . .     125     4.32            100      4.00        1,012       4.84
Equity securities: (1)
   FHLMC stock . . . . . . .       0        0              0         0        1,499       5.68
   Service corporation . . .       0        0              0         0           28          0
   FNMA preferred stock. . .     888     5.90              0         0            0          0
                              ------  ------          ------    ------       ------
Total investments. . . . . .  $1,013     5.71%        $  100      4.00%      $2,895       5.13%
                              ======    ======        ======     ======      ======      ======

------------------------------------------
(1)     By  their  nature,  equity  securities  have  no  maturity  date.



                                       At  December  31,  2001
                               Average                         Weighted-
                               life       Carrying   Market    average
                               in years   value      value     yield
                              ---------  ------      -------    ------
                                        (Dollars in thousands)
Investment securities:
  U.S. government and federal
    agency securities. . . . . 3.98       $  356      $  356   4.02%
Municipal securities . . . .  10.68        1,237       1,237   4.72%
Equity securities (1). . . .               2,415       2,415   5.70%
                              -           ------      ------
     Total. . . . . . . . . . . .         $4,008      $4,008
                                           =====       ======


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

     DEPOSITS. Deposits are attracted principally from within Home City's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, statement savings accounts, passbook savings accounts and term certificate accounts. Home City also offers individual retirement accounts ("IRA"), both in passbook and certificate form. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Home City based on Home City's liquidity requirements, growth goals and interest rates paid by competitors. Home City utilizes brokers to attract deposits on a limited basis. Brokered deposits approximated $3.6 million at December 31, 2001.

     At December 31, 2001, Home City's certificates of deposit totaled $73.2 million, or 75.89% of total deposits. Of such amount, approximately $45.9 million in certificates of deposit mature within one year. Based on past experience and Home City's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB and commercial banks as alternatives to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:




                                                        At  December  31,
                                             2001                        2000
                                            ------                       ----
                                                      Percent                Percent
                                                      of total               of total
                                          Amount      deposits      Amount   deposits
                                         -------      --------      -------  ---------
                                                      (Dollars in thousands)

Transaction accounts:
---------------------
Demand. . . . . . . . . . . . . . . . .   $ 3,230     3.35%         $ 2,102     2.80%
NOW accounts (1). . . . . . . . . . . .     2,704     2.81            1,660     2.21
Passbook/statement savings accounts (2)    17,304    17.95           12,192    16.24
                                         --------    ------         -------   -------

      Total transaction accounts. . .  .   23,238    24.11           15,954    21.25

Certificates of deposit:
-------------------------
          2.01 - 4.00%                      7,056      7.32               0        0
          4.01 - 6.00%                     35,683     37.01          13,828    18.42
          6.01 - 8.00%                     30,426     31.56          45,295    60.33
                                         ---------  -------         -------    ------

          Total certificates of deposit    73,165     75.89          59,123    78.75
                                           ------    ------         -------    -----

Total deposits (3). . . . . . . . . . .  $ 96,403    100.00%       $ 75,077   100.00%
                                         ========    ======         =======   ========


(1) Home City's weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At December 31, 2001 and 2000, the weighted-average rates on NOW accounts were 1.99% and 2.80%, respectively.
(2) Home City's weighted-average rate on passbook/statement savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook/statement savings accounts was 3.22% and 3.87% at December 31, 2001 and 2000, respectively.
(3) IRAs are included in the various certificates of deposit balances. IRAs totaled $ 7.8 million and $6.8 million as of December 31, 2001 and 2000, respectively.

     The following table shows rate and maturity information for Home City's certificates of deposit as of December 31, 2001:



                                                     Amount  Due
                                              Over        Over
                                 Up to      1 year to   2 years to   Over
            Rate                 1 year     2 years     3 years      3 years    Total
            ----                 ------     -------     -------      -------    -----
                                         (Dollars in thousands)
       2.01 - 4.00%              $ 5,697    $ 1,027     $  214    $  118       $ 7,056
       4.01 - 6.00% . . . . . . . 18,284     14,462      2,515       422        35,683
       6.01 - 8.00% . . . . . . . 21,909      7,586        681       250        30,426
                                 -------    -------     ------      ----       -------

Total certificates of deposit. . $45,890    $23,075     $3,410      $790       $73,165
                                 =======    =======     ======      ====       =======

     The following table presents the amount of Home City's certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 2001.



        Maturity                                Amount
        --------                                ------
                                         (Dollars in thousands)

Three months or less. . . .                     $ 3,587
Over 3 months to 6 months .                       4,493
Over 6 months to 12 months.                       5,240
Over 12 months. . . . . . .                       5,485
                                                 ------

Total . . . . . . . . . . .                     $18,805
                                                =======

     The following table sets forth Home City's deposit account balance activity for the years indicated:



                                    Year  ended  December  31,
                                    --------------------------
                                        2001         2000
                                       -----        -----
                                     (Dollars  in  thousands)


Beginning balance. . . . . . . . . . .   $75,077   $69,671

New deposits received less withdrawals    17,051     1,395

Interest credited. . . . . . . . . . .     4,275     4,011
                                          -------  --------

Ending balance . . . . . . . . . . . .   $96,403   $75,077
                                        ========   =======

    Net increase . . . . . . . . . .. .  $21,326   $ 5,406

    Percentage increase. . . . . . . . . . 28.41%     7.76%

     BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets one of the Qualified Thrift Lender Tests (the "QTL Tests"). See "REGULATION - Qualified Thrift Lender Test." If an association meets one of the QTL Tests, it will be eligible for 100% of the advances permitted. If an association does not meet one of the QTL Tests, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 2001, Home City met at least one of the QTL Tests.

     Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:



                                           Year  ended  December  31,
                                            -------------------------
                                                2001        2000
                                               -----        ----
                                             (Dollars  in  thousands)

Average balance outstanding. . . . . . . . . .   $36,403   $29,681

Maximum amount outstanding at any month end
    during the year. . . . . . . . . . . . . . . $37,566   $34,951

Balance outstanding at end of year . . . . . .   $35,315   $34,951

Weighted-average interest rate during the year      5.81%     6.05%

Weighted-average interest rate at end of year.      5.64%     6.28%

     Based upon Home City's eligible mortgage collateral, total FHLB advances are limited to approximately $44.5 million.

SUBSIDIARIES

     Home City owns all of the outstanding shares of Homciti Service Corp., an Ohio corporation ("Homciti"). Homciti owns common stock in Intrieve, Incorporated ("Intrieve"), a data processing company which services Home City, and a 0.875% ownership interest in a joint venture which owns the Springfield Inn, a local hotel. At December 31, 2001, the aggregate value of the Intrieve stock and the joint venture investment equaled approximately $28,000.

COMPETITION

     Home City competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Home City competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Home City competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Four savings associations, six banks and seven credit unions have offices in Clark County. At June 30, 2001, Home City had approximately 6.11% of all financial institution deposits in Clark County.

     The size of financial institutions competing with Home City is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Home City.

PERSONNEL

     As of December 31, 2001, Home City had thirty-nine full-time employees and three part-time employees and HCIA had eight full -time employees. Management believes that relations with its employees are good. HCFC offers health and life insurance benefits to all eligible employees of both Home City and HCIA. None of the employees of Home City and HCIA is represented by a collective bargaining unit.

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

     Because Home City's deposits are insured by the FDIC, Home City is also Subject to examination and regulation by the FDIC. Home City must file periodic reports with the OTS concerning its activities and financial condition. examinations are conducted periodically by the OTS to deter-mine whether Home City is in compliance with various regulatory requirements and is operating in a safe and sound manner. Home City is a member of the FHLB of Cincinnati.

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

     Home  City's  core  capital  ratio  at  December 31, 2001, was 7.68%.   For
information concerning Home City's capital, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

     The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City's capital at December 31, 2001, met the standards for the highest level, a "well capitalized association".

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

     QUALIFIED THRIFT LENDER TESTS. Savings associations must meet one of two Tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA.
Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least
60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL
Tests under certain circumstances. If a savings association fails to meet either one of the QTL Tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 2001, Home City had QTIs equal to approximately 69.7% of its total portfolio assets.

     TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at December 31, 2001.

     Savings associations must also comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA limit the extent to which the savings institution or its subsidiaries may engage in specified transactions with affiliates and require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. Home City was in compliance with these requirements and restrictions at December 31, 2001.

     HOLDING COMPANY REGULATION. HCFC is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, HCFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the "SEC").

     HCFC is a unitary savings and loan holding company, (i.e., it owns only one savings association). There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL Tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2001, Home City met at least one of the QTL Tests. See "Qualified Thrift Lender Tests."

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

     RESERVE REQUIREMENTS. Federal Reserve Bank ("FRB") regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $41.3 million (subject to an exemption of up to $5.7 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $41.3 million. These percentages are subject to adjustment by the FRB. At December 31, 2001, Home City was in compliance with its reserve requirements.

     FEDERAL HOME LOAN BANKS. The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $2,079,000 at December 31, 2001.

     FHLB advances to members such as Home City who meet one of the QTL Tests are generally limited to the lower of (i) 50% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 2001, Home City's maximum limit on advances was approximately $44.5 million and Home City's advances totaled $35.3 million. The granting of advances is subject also to the FHLB's collateral and credit underwriting guidelines.

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

TAXATION

     FEDERAL TAXATION. HCFC and each of its consolidated subsidiaries are subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, HCFC and its subsidiaries may be subject to alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1997. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. HCFC and its subsidiaries are qualified as small corporations, although, for the year ending December 31, 2001, the gross receipts for the consolidated entity exceeded the $7.5 million threshold. Although not subject to the alternative minimum tax currently, it is possible that in future years the consolidated entity would not be eligible to be exempt under the Taxpayer Relief Act of 1997. Losing this exemption would not materially affect the consolidated tax liability of HCFC and its subsidiaries.

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

     Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge-off method.

     A thrift institution required to change its method of computing reserves for Bad debt will treat such change as a change in the method of accounting, Initiated by the taxpayer, and having been made with the consent of the
Secretary of the Treasury.   Section 481(a) of the Code requires certain
amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable-year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's appli-cable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, like Home City, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

     The  balance  of  the  pre-1988  reserves  is  subject to the provisions of
Section 593(e) as modified by the Small Business Jobs Protection Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1998 reserves would be reduced and Home City's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2001, Home City's pre-1988 reserves for tax purposes totaled approximately $1.1 million. Home City believes it had approximately $5.8 million of accumulated earnings and profits for tax purposes as of December 31, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.

     The tax returns of HCFC and its consolidated subsidiaries have been audited or closed without audit through fiscal year 1997. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HCFC.

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

     HCFC may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt HCFC must satisfy all the requirements of the applicable statutes including making adjustments that could affect the taxable net worth of HCFC's subsidiary, Home City.

     Home City is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," imposed annually at a rate of 1.3% of Home City's book net worth determined in accordance with GAAP, less statutory deductions. As a "financial institution" Home City is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS.

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) , was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The effective date of this Statement was deferred by the issuance of Statement of Financial Accounting Standards 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137). SFAS 133 was also amended by Statement of Financial Accounting Standards 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138). The adoption of this Statement in is not expected to have a material impact on the financial statements of HCFC.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), in August and October 2001, respectively.

     SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the company expects that a minimial amount of its intangible assets will no longer be amortized.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with early retirement of tangible long-lived assets. SFAS is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The company plans to adopt SFAS 143 effective January 1, 2002.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lives Assets and for Long-Lived Assets Disposed Of (SFAS
121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segement of Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Home City's main office is located at 2454 North Limestone Street, Springfield, Ohio 45503, which property is owned by Home City. HCFC operates out of Home City's main office. HCFC reimburses Home City for the fair value of the space occupied. Home City also has a branch office facility located at 63 West Main Street, Springfield, Ohio 45502, its former main office location.

     The following table sets forth certain information at December 31, 2001, regarding the ownership by Home City of the land, building, and improvements:



                                                Year           Square     Net
               Location                         acquired       footage    book value(1)
               --------                         --------    -------    -------------
63 West Main Street, Springfield, Ohio  45502. . . .   1975    5,839      $   329,000

2454 North Limestone Street, Springfield, Ohio 45503   1999   13,000      $ 2,655,000


(1) At December 31, 2001, Home City's properties and equipment had a total net book value of $4,300,000.
(2) For additional information regarding Home City's properties and equipment, see Notes A and E of Notes to Consolidated Financial Statements.


ITEM  3.  LEGAL  PROCEEDINGS

     None of Home City, HCIA or HCFC is presently involved in any legal proceedings of a material nature. From time to time, Home City is party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home City.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     There were 784,400 common shares of HCFC outstanding on December 31, 2001, held of record by approximately 333 shareholders. Price information with respect to HCFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "HCFC." The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below as well as the dividends declared.






                  March 31, 2001   June 30, 2001        September 30, 2001   December 31, 2001
                  ---------------  -------------------  -------------------  ------------------
High . . . . . .  $ 11.000         $ 13.760             $ 13.600             $ 13.000
Low. . . . . . .  $  9.375         $ 10.760             $ 12.640             $ 11.740
Dividend
  declared . . .  $  0.110         $  0.110             $  0.110             $  0.110

                  March 31, 2000   June 30, 2000        September 30, 2000   December 31, 2000
                 ----------------  ---------------      -------------------  -------------------
High . . . . . .  $ 13.250         $ 10.000             $ 10.375             $  9.875
Low. . . . . . .  $  9.250         $  9.250             $  9.250             $  9.125
Dividend
declared . . . .  $  0.105         $  0.105             $  0.105             $  0.110


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

     ITEM  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
     --------------------------------------------------------------------------

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

     During 2001, HCFC, pursuant to regulatory approval to repurchase up to 5% of its outstanding shares, repurchased 29,600 common shares at an average price of $12.82 per share. During 2000, HCFC repurchased 29,390 common shares at an average price of $12.60 per share.

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

     Without limiting the generality of the foregoing, some of the forward-Looking statements included herein are the statements under the following headings and regarding the following matters:

1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2001.

2. Comparison of Results of Operations for the Fiscal Years Ended December 31, 2001 and 2000- "Provision for Loan Losses". Management's statements regarding the adequacy of the allowance for loan losses at December 31, 2001.

3. Liquidity and Capital Resources. Management's belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

FINANCIAL  CONDITION

     HCFC's consolidated total assets amounted to $144.6 million at December 31, 2001, an increase of $21.2 million, or 17.16%, over the $123.4 million in total assets at December 31, 2000. Such increase in assets was funded primarily by the $21.3 million net increase in deposits, $364,000 net increase in advances from the Federal Home Loan Bank (the "FHLB"), and undistributed net earnings of $483,000.

     Cash and cash equivalents, time deposits and investment securities totaled $18.6 million at December 31, 2001, an increase of $12.9 million, or 227.33%, from December 31, 2000. During the year ended December 31, 2001, $147,000 of investment securities matured. Such securities consisted primarily of tax-free securities. Those proceeds, together with $5.3 million received from the sale of securities, were used to purchase higher yielding securities while managing the interest rate risk position of the investment portfolio.

     Mortgage-backed securities totaled $9.6 million at December 31, 2001, An increase of $9.1 million from December 31, 2000. The purchase of FNMA, FHLMC and GNMA certificates also improved portfolio yield.

     Net loans receivable totaled $115.4 million at December 31, 2001, an increase of $4.4 million, or 3.99%, from the $110.9 million total at December 31, 2000. During the year ended December 31, 2001, loan originations amounted to $57.5 million, with commercial lending comprising $19.9 million and one- to four-family mortgage loans comprising $23.5 million. Such originations were partially offset by principal repayments of $53.0 million.

     Home City's allowance for loan losses totaled $517,000 at December 31, 2001, which represented 0.45% of total loans and 34.77% of non-performing loans. At December 31, 2000, the allowance for loan losses totaled $532,000, an amount which represented 0.48% of total loans and 738.89% of non-performing loans. With the general slowdown in the economy and the resulting decline in market values of equity securities, a number of borrowers have been faced with temporary cash flow problems. As a result, a number of borrowers have been temporarily unable to adhere to their contractual repayment schedules, which directly relates to an individual credit being classified as a problem or nonperforming loan. Management has increased its emphasis on the adequacy of loan loss reserves, taking into consideration both local and national economic factors, in order to maintain the adequacy of the allowance for loan losses.

     Non-performing loans were $1,488,000 and $72,000 at December 31, 2001 and 2000, respectively, and represented 1.03% and 0.06% of total assets at each date. The $1,415,000 net increase at December 31, 2001, was due to $2,168,000 in loans that became classified as non-performing, $129,000 in loans that became classified as performing, $346,000 that was paid off, $121,000 in principal charge-offs and $157,000 in payments received. All loans classified as non-performing at December 31, 2001, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold, or foreclosure action was being initiated. Although management believes that its allowance for loan losses at December 31, 2001, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods. Such additions could adversely affect HCFC's results of operations.

     Properties and equipment totaled $4.3 million at December 31, 2001, an increase of $2.0 million, or 88.51%, from $2.3 million at December 31, 2000. The increase is comprised of the additional cost of construction and new equipment related to the new main office that opened in July 2001.

     Deposits totaled $96.4 million at December 31, 2001, an increase of $21.3 million, or 28.41%, from $75.1 million at December 31, 2000. The increase is significantly greater than the deposit growth trends (averaging over 10%) that Home City has been experiencing over the past several years and is attributed to the new main office opening in midyear 2001. Home City has generally not engaged in sporadic increases or decreases in interest rates paid or offered the highest rates available in its deposit market. Advances from the FHLB increased from $35.0 million at December 31, 2000, to $35.3 million at December 31, 2001, an increase of 1.04%, as advances were used to fund loan originations.

     Shareholders' equity totaled $11.7 million at December 31, 2001, a decrease of $131,000, or 1.11%, from $11.8 million at December 31, 2000, primarily due to the reduction of unrealized gains on securities available for sale.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000

     GENERAL. Net income for the year ended December 31, 2001, was $782,000, a decrease of $212,000, or 21.33%, from the $994,000 in net income recorded in 2000. The decrease in net income resulted primarily from a $71,000 decrease in net interest income, additional provisions for loans losses of $30,000 and a $1.0 million increase in noninterest expense, which were partially offset by a $714,000 increase in noninterest income and a decrease of $196,000 in the provision for federal income taxes.

     NET INTEREST INCOME. Net interest income totaled $3.7 million for the year ended December 31, 2001, a decrease of $71,000, or 1.93%, from the $3.8 million recorded in 2000. Interest income on loans increased by $597,000, or 6.49%, during 2001 due primarily to an increase in the average balance of the loans outstanding of $10.7 million, or 10.24%, being partially offset by a 30 basis point (100 basis points equals one percent) decrease in yield from 8.82% in 2000 to 8.52% in 2001. Interest income on mortgage-backed securities increased by $195,000, or 812.50%, due primarily to a $3.3 million, or 846.49%, increase in the average balance of mortgage-backed securities outstanding, which was slightly off-set by a decrease in the weighted-average yield year-to-year, from 6.24% in fiscal 2000 to 6.01% in 2001. Interest income on investment securities increased by $24,000, or 8.36%, for the year ended December 31, 2001, compared to fiscal 2000, as the average balance increased by $922,000 year-to-year and the related yield decreased by 52 basis points to 5.35% in 2001. Interest income on interest-bearing deposits decreased by $1,000 for the year ended December 31, 2001, compared to 2000. The average balance of interest-bearing deposits increased $140,000, or 53.64%. The yield on interest-bearing deposits decreased 233 basis points to 2.82%. The average investment in federal funds sold during 2001 was $2.3 million, compared to an average investment of $220,000 in 2000, which yielded 3.22% in 2001 as compared to 6.23% in 2000.

     Interest expense on deposits increased by $626,000, or 15.89%, during 2001, due primarily to an increase in the average balance of deposits out-standing of $12.8 million, or 18.29%, being offset slightly by a decrease in the weighted-average rate from 5.61% in 2000 to 5.50% in 2001. Interest expense on FHLB advances and long-term borrowings increased by $321,000, or 17.86%, primarily due to an increase in the average balance outstanding of $7.0 million, or 23.58%, being offset slightly by a decrease in the weighted-average rate from 6.05% in 2000 to 5.82% in 2001.

     As a result of the foregoing changes in interest income and interest expense the interest rate spread decreased by 33 basis points, to 2.60% for 2001, as compared to 2.93% for 2000, while the net interest margin decreased by 52 basis points to 2.93% for the year ended December 31, 2001.

     PROVISION FOR LOAN LOSSES. Home City maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles ("GAAP"). The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of Home City's loan portfolio, the economy, changes in real estate values and interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2001. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

     Home City had net charge-offs of $155,000 and $69,000 during the years ended December 31, 2001 and 2000, respectively. Home City's charge-off history is a product of a variety of factors, including Home City's underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate made up 86.34% of Home City's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate made up 50.07% of total loans at December 31, 2001. Such loans typically present less risk to a lender than loans not secured by real estate. Substantially all of Home City's loans are secured by properties in its primary market area.

     The provision for loan losses was $140,000 and $110,000 for the years Ended December 31, 2001 and 2000, respectively. The ratio of non-performing loans to total loans increased to 1.03% in 2001 from 0.06% in 2000. At December 31, 2001 and 2000, Home City had a ratio of allowance for loan losses to total loans of 0.45% and 0.48%, respectively, and ratios of allowance for loan losses to non-performing loans of 34.77% and 738.89%. Due to such ratios of non-performing loans to total loans, historical charge-offs, delinquency history, and the addition of commercial and consumer installment lending, the provisions of $140,000 and $110,000 made in 2001 and 2000 were deemed appropriate by management to absorb reasonably foreseeable loan losses.

     NONINTEREST INCOME. Noninterest income totaled $1,012,000 for the year ended December 31, 2001, an increase of $714,000, or 239.60%, from the $298,000 recorded in 2000. The increase resulted primarily from increases of $362,000 in net gains recognized on the sale of securities, $9,000 in service charges on deposit accounts, $331,000 in revenues of the insurance agency and $38,000 in other miscellaneous income. The $26,000 decrease in income from life insurance is a direct result of the change of individuals covered under director life insurance policies.

     NONINTEREST EXPENSE. Noninterest expense increased by $1,021,000, or 38.84%, to a total of $3.7 million for the year ended December 31, 2001, as compared to 2000. Salaries and employee benefit expenses increased $647,000, or 46.71%, primarily as a result of additional staffing and the related employee benefit programs. Occupancy and equipment expense increased $193,000, or 91.47%, data processing expenses increased $66,000, or 41.25%, and other operating expenses increased $32,000, or 9.67%. The increase in salaries and employee benefits resulted primarily from costs associated with staff additions associated with the Home City Insurance Agency, the Home City Financial Corporation Employee Stock Ownership Plan, the Home City Financial Corporation Recognition and Retention Plan, and normal merit increases for existing employees. The increase in the remaining items of noninterest expense was due primarily to the growth of Home City as it related to the new office building and the addition of the business of Home City Insurance Agency, Inc.

     FEDERAL INCOME TAXES. The provision for federal income taxes totaled $165,000 for the year ended December 31, 2001, a decrease of $196,000, or 54.29%, from the $361,000 provision recorded in fiscal 2000. HCFC's effective tax rate decreased to 17.42% in 2001 from 26.64% in 2000, which was primarily the result of tax-exempt income from insurance proceeds, investments and deferred loan costs.

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






                                                                                      Year ended December 31,
                                                                                     2001                   2000
                                                                   Average        Interest                Average
                                                                   outstanding    earned/    Yield/       outstanding
                                                                   balance        paid       rate         balance
                                                                   -----------    -------    ------       -----------
                                                                                      (Dollars in thousands)
Interest-earning assets:
   Interest-earning demand deposits . . . . . . . . . . . . . . . .$  401         $  12      2.82%        $  261
   Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . 2,345            75      3.22            220
   Time deposits. . . . . . . . . . . . . . . . . . . . . . . . . .    24             0      1.25             24
   Investment securities (1). . . . . . . . . . . . . . . . . . . . 5,809           311      5.35          4,887
   Mortgage-backed securities . . . . . . . . . . . . . . . . . . . 3,644           219      6.01            385
   Loans receivable (2) . . . . . . . . . . . . . . . . . . . .   114,894         9,792      8.52        104,223
                                                                  -------        ------     ------       -------
      Total interest-earning assets (3) . . . . . . . . . . . .   127,117        10,409      8.19        110,000

Noninterest-earning assets:
   Less: Allowance for loan losses . . . . . . . . . . . . . . .    (531)                                  (499)
   Other non-earning assets. . . . . . . . . . . . . . . . . . .    9,216                                  4,641
                                                                  -------                                 ------
      Total assets. . . . . . . . . . . . . . .                   135,802                                114,142
                                                                  =======                              =========

Interest-bearing liabilities:
   NOW accounts . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,401         $  28     1.99%        $ 1,328
   Money market accounts. . . . . . . . . . . . . . . . . . . . . .   450            15     3.27             431
   Passbook accounts. . . . . . . . . . . . . . . . . . . . . . . .14,049           452     3.22          12,381
   Certificates of deposit. . . . . . . . . . . . . . . . . . . . .67,155         4,071     6.06          56,080
                                                                  -------        -------    -----        -------
      Total deposits. . . . . . . . . . . . . . . . . . . . . . . .83,065         4,566     5.50          70,220

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .       310            22     6.94              26
FHLB advances. . . . . . . . . . . . . . . . . . . . . . . . . .   36,403         2,096     5.81          29,681
                                                                  -------        ------    -----         -------

      Total interest-bearing liabilities. . . . . . . .           119,778         6,684     5.59          99,927

Noninterest-bearing liabilities. . . . . . . . . . . . . . . . .    4,524                                  2,944
                                                                  -------                                 ------
      Total liabilities . . . . . . . . . . . . . . . . . . . .   123,992                                102,871

Total shareholders' equity . . . . . . . . . . . . . . . . . . .   11,810                                 11,271
                                                                  -------                               --------
      Total liabilities and
           shareholders' equity. . . . . . . . . . . . . . .   . $135,802                               $114,142
                                                                  =======                              =========

Net interest income; net interest rate spread. . . . . . . . . .                $ 3,725    2.60%
                                                                                =======    =====

Net interest margin (4). . . . . . . . . . . . . . . . . . . . .                           2.93%
                                                                                         =======

Average interest-earning assets to interest-bearing liabilities.                         106.40%
                                                                                        ========



                                                               Interest     Yield/
                                                               earned/      rate
                                                               paid
                                                              (Dollars in thousands)
Interest-earning assets:
   Interest-earning demand deposits . . . . . . . . . . . . .  $  13         5.15%
   Federal funds sold . . . . . . . . . . . . . . . . . . . . . . 14         6.23
   Time deposits. . . . . . . . . . . . . . . . . . . . . . . . .  0         1.25
   Investment securities (1). . . . . . . . . . . . . . . . . . .287         5.87
   Mortgage-backed securities . . . . . . . . . . . . . . . . . . 24         6.24
   Loans receivable (2) . . . . . . . . . . . . . . . . . .    9,195         8.82
                                                               ------
      Total interest-earning assets (3) . . . . . . . . . . .  9,533         8.67

Noninterest-earning assets:
   Less: Allowance for loan losses
   Other non-earning assets

      Total assets

Interest-bearing liabilities:
   NOW accounts . . . . . . . . . . . . . . . . . . . . . . . .$  37         2.80%
   Money market accounts. . . . . . . . . . . . . . . . . . . . . 15         3.49
   Passbook accounts. . . . . . . . . . . . . . . . . . . . . .  480         3.87
   Certificates of deposit. . . . . . . . . . . . . . . . . .  3,408         6.08
                                                              ------
      Total deposits. . . . . . . . . . . . . . . . . . . . .  3,940         5.61

   Notes payable . . . . . . . . . . . . . . . . . . . . .         0            0
   FHLB advances. . . . . . . . . . . . . . . . . . . . . . .  1,797         6.05
                                                              ------

               Total interest-bearing liabilities. . . . . . . 5,737         5.74%

Noninterest-bearing liabilities

       Total liabilities

Total shareholders' equity

           Total liabilities and
           shareholders' equity


Net interest income; net interest rate spread                $ 3,796         2.93%


Net interest margin (4)                                                      3.45%


Average interest-earning assets to interest-bearing liabilities            110.08%



(1) Includes $93,000 and $33,000 of nontaxable municipal income recorded in 2001 and 2000, respectively. The tax-equivalent yield on investments is 6.17% and 7.10% for 2001 and 2000, respectively.
(2) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
(3) Tax-equivalent yield on interest-earning assets is 8.23% and 8.68% for 2001 and 2000, respectively.
(4)     Net  interest  income  as  a percent of average interest-earning assets.

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






                                                                 Year ended December 31,
                                                    2001 vs. 2000                   2000 vs. 1999
                                                      Increase                         Increase
                                                     (decrease)                       (decrease)
                                                        due to                         due to
                                             Volume      Rate       Total     Volume    Rate     Total
                                            --------     -----      -----     ------    ----     -----
                                                              (Dollars in thousands)
Interest income attributable to:
   Interest-earning demand deposits. .. . .$    7         $  (8)     $  (1)    $  (8)    $  3     $   (5)
   Federal funds sold. . . . . . . . .. . .   132           (71)        61         0       14         14
   Time deposits . . . . . . . . . . .. . .                       -                0        0          0
   Investment securities . . . . . . .. . .    54           (30)        24        48       44         92
   Mortgage-backed and related securities..   203            (8)       195        (6)       1         (5)
   Loans receivable. . . . . . . . . . . ..   942          (345)       597     1,612      (73)     1,539
                                             -----         -----      ----     -----    -----     ------
      Total interest income . . . . . . . . 1,338          (462)       876     1,646      (11)     1,635

Interest expenses attributable to:
   NOW accounts. . . . . . . . . . . . .        2           (11)        (9)        4        1          5
   Money market accounts . . . . . . . . .      1            (1)         -         0        2          2
   Passbook savings accounts . . . . . . .     65           (93)       (28)       23       66         89
   Certificates of deposit . . . . . . . .    673           (10)       663       421      201        622
   Notes payable . . . . . . . . . . . .                     22         22       (25)       0        (25)
   Borrowed funds. . . . . . . . . . . . .    388           (89)       299       612      174        786
                                             -----          ----      -----      ----     ----       ----
       Total interest expense. . . . . . . .1,129          (182)       947     1,035      444      1,479
                                            -----          -----      ----     ------     ----     ------

Increase (decrease) in net interest income. $ 209        $ (280)    $ (71)     $ 611   $ (455)    $  156
                                             =====        =======   ======    ======    ======    =======


ASSET  AND  LIABILITY  MANAGEMENT

     Home City, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Home City uses the net portfolio value ("NPV") methodology adopted by the OTS as part of its capital regulations but the enforcement of which has been waived by the OTS.

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

     At December 31, 2001, 2% of the economic value of Home City's assets was approximately $2.9 million. Because the interest rate risk of a 200 basis point increase in market rates was a $3.2 million decrease in NPV at December 31, 2001, Home City would have been required to deduct $150,000 from its capital in determining whether Home City met its risk-based capital requirement.

     Presented below, as of December 31, 2001, is an analysis of Home City's Interest rate risk as measured by changes in NPV for instantaneous and sustained Parallel shifts of 100 basis points in market interest rates. The table also Contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City's strong capital position.

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




                                              At  December  31,  2001
        Change in interest
               rate             Board limit     $ change     % change
           basis points)        % change        in NPV       in NPV
           -------------        --------        ------       ------
                                 (Dollars  in  thousands)

        +300                   (55)%             $(5,800)     (43)%
        +200                   (35)               (3,167)     (24)
        +100                   (20)               (1,438)     (11)
           0. .                  0                     0        0
        -100                   (20)                  888        7
        -200                   (35)                  --- (1)  --- (1)
        -300                   (55)                  --- (1)  --- (1)

     ___________________
(1) As a result of the low interest rate environment at December 31, 2001, the OTS NPV Model did not produce results for the minus 200 and 300 basis point scenario.

     The NPV table indicates that at each 100 basis point increment, the change in Home City's NPV that would have been caused by the respective interest rate shock was within the policy limits set by the Board of Directors. The Board of Directors considers the results of each quarterly analysis and factors the information into its decisions in adjusting the pricing of loans and deposits in the future.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Home City's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years presented:




                                                Year  ended  December  31,
                                                --------------------------
                                                  2001           2000
                                                  ----           ----
                                               (Dollars  in  thousands)


Net income. . . . . . . . . . . . . . . . . . .     $  782      $  994
Adjustments to reconcile net income to net cash
   from operating activities . . . . . . . . . . .    (245)        821
                                                    ------     -------
Net cash provided by operating activities . . .        537       1,815
Net cash used in investing activities . . . . .    (18,071)    (16,864)
Net cash provided by financing activities . . .     20,951      13,159
                                                  --------     -------
Net change in cash and cash equivalents . . . .      3,417      (1,890)
Cash and cash equivalents at beginning of year.      1,593       3,483
                                                   -------      ------
Cash and cash equivalents at end of year. . . .    $ 5,010     $ 1,593
                                                    ======      ======


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

     OTS regulations require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 2001, Home City's regulatory liquidity ratio was 8.71% of its average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. At such date, Home City had commitments to originate loans totaling $12.6 million and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially. See Note P of the Notes to Consolidated Financial Statements.

     Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. Home City exceeded all of its capital requirements at December 31, 2001 and 2000.

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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $517,000 at December 31, 2001.

     The following table summarizes Home City's regulatory capital requirements and actual capital (see Note P of the Notes to Consolidated Financial Statements for a reconciliation of capital under GAAP and regulatory capital amounts) at December 31, 2001:




                                                                        Excess of actual
                                                                        capital over current
                       Actual capital        Current requirement        Requirement
                       --------------        -------------------        -----------         Applicable
                       Amount     Percent     Amount     Percent     Amount     Percent     asset total
                       ------     -------     ------     -------     ------     -------     -----------
                                                    (Dollars  in  thousands)

Tangible capital .     $11,108    7.68%       $2,169     1.50%       $8,939     6.18%        $144,599
Core capital . . .      11,108    7.68         5,784     4.00         5,324     3.68          144,599
Risk-based capital      11,591   10.60         8,751     8.00         2,840     2.60          109,383


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


ITEM 7.   Financial Statements

                              (Accountant's Letter)

                        DIXON, FRANCIS, DAVIS & COMPANY
                                1205 Weaver Drive
                              Granville, Ohio 43023


                          INDEPENDENT AUDITOR'S REPORT


The  Board  of  Directors  and  Shareholders
Home  City  Financial  Corporation
Springfield,  Ohio


     We have audited the consolidated balance sheets of Home City Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home City Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






                                                 Dixon,  Francis,  Davis
                                                 &  Company

Granville,  Ohio
January  31,  2002



        HOME  CITY  FINANCIAL  CORPORATION  -  CONSOLIDATED  BALANCE  SHEETS
----------------------------------------------------------------------------------

                                                            (Dollars in thousands)
                                                                      December 31,
                                                                      ------------

                                                              2001       2000
                                                             -----       -----
ASSETS
Cash and cash equivalents
  Cash and due from banks. . . . . . . . . . . . . . . . . .  $  2,133   $  1,248
  Interest-earning demand deposits in other banks. . . . . .       638         72
  Federal funds sold . . . . . . . . . . . . . . . . . . . .     2,239        273
                                                              ---------  ---------
    Total cash and cash equivalents. . . . . . . . . . . . .     5,010      1,593

Time deposits with original maturities of 90 days or more. .        24         24
Investment securities available-for-sale, at fair value. . .     4,008      3,619
Mortgage-backed securities available-for-sale, at fair value     9,603        460
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . .   115,373    110,945
Stock in Federal Home Loan Bank. . . . . . . . . . . . . . .     2,079      1,779
Accrued interest receivable. . . . . . . . . . . . . . . . .       671        670
Properties and equipment . . . . . . . . . . . . . . . . . .     4,300      2,281
Cash surrender value of life insurance . . . . . . . . . . .     2,695      1,073
Deferred income taxes. . . . . . . . . . . . . . . . . . . .       169          0
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .        65         70
Other intangibles. . . . . . . . . . . . . . . . . . . . . .       309        343
Other assets . . . . . . . . . . . . . . . . . . . . . . . .       317        588
                                                              ---------  ---------

   TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $144,623   $123,445
                                                              =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 96,403   $ 75,077
Federal Home Loan Bank advances. . . . . . . . . . . . . . .    35,315     34,951
Note payable . . . . . . . . . . . . . . . . . . . . . . . .       307        313
Accrued interest payable . . . . . . . . . . . . . . . . . .       234        227
Advance payments by borrowers for taxes and insurance. . . .       142        144
Deferred income taxes. . . . . . . . . . . . . . . . . . . .         0        127
Other liabilities. . . . . . . . . . . . . . . . . . . . . .       547        800
                                                              ---------  ---------


   TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .   132,948    111,639

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 1,000,000 shares
  authorized; none issued. . . . . . . . . . . . . . . . . .         0          0
Common shares, no par value; 5,000,000 shares
  authorized; 952,200 shares issued. . . . . . . . . . . . .         0          0
Additional paid-in capital . . . . . . . . . . . . . . . . .     6,023      6,026
Retained earnings, substantially restricted. . . . . . . . .     8,365      7,934
Treasury shares, at cost . . . . . . . . . . . . . . . . . .    (2,266)    (1,886)
Accumulated other comprehensive income . . . . . . . . . . .       112        449
Common shares purchased by:
  Employee Stock Ownership Plan. . . . . . . . . . . . . . .      (381)      (457)
  Recognition and Retention Plan . . . . . . . . . . . . . .      (178)      (260)
                                                              ---------  ---------

   TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . .    11,675     11,806
                                                              ---------  ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .  $144,623   $123,445
                                                              =========  =========

------------------------------------
See accompanying notes.



     HOME  CITY  FINANCIAL  CORPORATION  -  CONSOLIDATED  STATEMENTS  OF  INCOME
--------------------------------------------------------------------------------

                                                  (Dollars in thousands)
                                                  Year ended December 31,
                                                  -----------------------

                                                       2001     2000
                                                      -------  ------
INTEREST  INCOME
Loans. . . . . . . . . . . . . . . . . . . . . . . .  $ 9,792  $9,195
Mortgage-backed securities . . . . . . . . . . . . .      219      24
Investment securities. . . . . . . . . . . . . . . .      311     287
Interest-bearing demand deposits . . . . . . . . . .       12      13
Federal funds sold . . . . . . . . . . . . . . . . .       75      14
                                                      -------  ------

  TOTAL INTEREST INCOME. . . . . . . . . . . . . . .   10,409   9,533

INTEREST EXPENSE
Deposits . . . . . . . . . . . . . . . . . . . . . .    4,566   3,940
Borrowed funds . . . . . . . . . . . . . . . . . . .    2,118   1,797
                                                      -------  ------

  TOTAL INTEREST EXPENSE . . . . . . . . . . . . . .    6,684   5,737
                                                      -------  ------

  NET INTEREST INCOME. . . . . . . . . . . . . . . .    3,725   3,796
Provision for loan losses. . . . . . . . . . . . . .      140     110
                                                      -------  ------

 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    3,585   3,686

NONINTEREST INCOME
Service charges on deposits. . . . . . . . . . . . .       31      22
Life insurance . . . . . . . . . . . . . . . . . . .      132     158
Gain on sale of securities, net. . . . . . . . . . .      426      64
Other income . . . . . . . . . . . . . . . . . . . .      423      54
                                                      -------  ------

  TOTAL NONINTEREST INCOME . . . . . . . . . . . . .    1,012     298

NONINTEREST EXPENSES
Salaries and employee benefits . . . . . . . . . . .    2,032   1,385
Supplies, telephone and postage. . . . . . . . . . .      170      85
Occupancy and equipment. . . . . . . . . . . . . . .      404     211
FDIC deposit insurance . . . . . . . . . . . . . . .       15      14
Data processing. . . . . . . . . . . . . . . . . . .      226     160
Legal, accounting and examination. . . . . . . . . .      297     306
Franchise taxes. . . . . . . . . . . . . . . . . . .      143     137
Other expenses . . . . . . . . . . . . . . . . . . .      363     331
                                                      -------  ------

  TOTAL NONINTEREST EXPENSES . . . . . . . . . . . .    3,650   2,629
                                                      -------  ------

 NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE. . . .      947   1,355

Federal income tax expense . . . . . . . . . . . . .      165     361
                                                      -------  ------

  NET INCOME . . . . . . . . . . . . . . . . . . . .  $   782  $  994
                                                      =======  ======

Earnings per common share - basic. . . . . . . . . .  $  1.05  $ 1.32
Earnings per common share - diluted. . . . . . . . .  $  0.97  $ 1.21

-----------------------------
See accompanying notes.

       HOME CITY FINANCIAL CORPORATION-CONSOLIDATED STATEMENTS OF CHANGES IN
       ---------------------------------------------------------------------
                              SHAREHOLDERS' EQUITY
                              --------------------





                                                         Number of shares

                                                       Common       Common
                                                       shares       shares     Additional
                               Common       Treasury   purchased    purchased  paid-in
                               shares       shares     by ESOP      by RRP     capital
                               -----        ------     -------      ------     -------
December 31, 1999. . . . . .   952,200      (108,810)  (53,322)     (16,780)   $  6,033

Net income
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72
Comprehensive income
Purchase of treasury shares.                 (29,390)
Shares allocated under
 Employee Stock
 Ownership Plan. . . . . . .                             7,618
Shares earned under
 Recognition and
 Retention Plan. . . . . . .                                          6,022          (7)
Dividends declared
 ($.425 per share)
                               ------       --------   -------       -------      ------
December 31, 2000. . . . . .   952,200      (138,200)  (45,704)      (10,758)      6,026

Net income
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $174
Comprehensive income
Purchase of treasury shares.                (29,600)
Shares allocated under
 Employee Stock
 Ownership Plan. . . . . . .                            7,618
Shares earned under
 Recognition and
 Retention Plan. . . . . . .                                        4,880        (3)
Dividends declared
 ($.44 per share)

December 31, 2001. . . . . .   952,200     (167,800)  (38,086)     (5,878)  $  6,023
                              ===========  =========  =======      ========  ========

                                                         (Dollars in thousands)
                                                               Amounts
                                                      Accumu-
                                                      lated
                                                      other     Common      Common
                                                      compre-   shares      shares       Compre-
                              Retained    Treasury    hensive   purchased   purchased    hensive
                              earnings    shares      income    by ESOP     by RRP       income
                              ----------  ----------  --------  -----------  -----------  -------

December 31, 1999. . . . . .  $  7,288    $  (1,516)  $  309       $  (533)      $ (365)

Net income . . . . . . . . .        994                                                    $ 994
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $72. . . . . . . . .                             140                                 140
                                                                                          -------
Comprehensive income . . . .                                                              $1,134
                                                                                          =======
Purchase of treasury shares.                   (370)
Shares allocated under
 Employee Stock
 Ownership Plan. . . . . . .                                            76
Shares earned under
 Recognition and
 Retention Plan. . . . . . .                                                        105
Dividends declared
 ($.425 per share) . . . . .      (348)
                                 -----       ------     ----          ----        -----
December 31, 2000. . . . . .     7,934       (1,886)     449          (457)        (260)

Net income . . . . . . . . .       782                                                    $  782
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $174 . . . . . . . .                            (337)                               (337)
                                                                                          -------
Comprehensive income . . . .                                                              $  445
                                                                                         =======
Purchase of treasury shares.                   (380)
Shares allocated under
 Employee Stock
 Ownership Plan. . . . . . .                                            76
Shares earned under
 Recognition and
 Retention Plan. . . . . . .                                                         82
Dividends declared
 ($.44 per share). . . . . .      (351)
                              --------    ---------   ------     -----------    --------
December 31, 2001. . . . . .  $  8,365    $  (2,266)  $  112       $  (381)     $  (178)
                              =========  ==========   ======       ========     =======+

--------------------------------
See accompanying notes.



                 HOME CITY FINANCIAL CORPORATION - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (Dollars in thousands)
                                                                                  Year ended December 31,
                                                                                 ------------------------
                                                                                         2001      2000
                                                                                      ---------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $    782   $    994
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Premium amortization, net of discount accretion . . . . . . . .                        32          1
    Provision for loan losses . . . . . . . . . . . . . . . . . . .                       140        110
    (Gain) loss on sale of securities . . . . . . . . . . . . . . .                      (426)       (64)
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .                       158         78
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . .                      (123)        73
    Life insurance income, net of expenses. . . . . . . . . . . . .                      (112)       109
    Amortization of intangible. . . . . . . . . . . . . . . . . . .                        39          0
    Employee Stock Ownership Plan compensation expense. . . . . . .                        76         76
    Recognition and Retention Plan compensation expense . . . . . .                        79         98
  FHLB stock dividends. . . . . . . . . . . . . . . . . . . . . . .                      (134)      (110)
  Proceeds from sales of loans. . . . . . . . . . . . . . . . . . .                         0        577
  Net change in:
    Accrued interest receivable . . . . . . . . . . . . . . . . . .                        (1)      (150)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . .                         7         49
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .                       (84)      (525)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . .                       104        499
                                                                                         ------   -------
  Net cash provided by operating activities . . . . . . . . . . . .                       537      1,815

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale. . . . . . . . . . . . .                   (15,852)    (1,817)
Proceeds from sales of securities available-for-sale. . . . . . . .                     5,341      1,450
Proceeds from maturities of securities available-for-sale . . . . .                       147         55
Collections on mortgage-backed securities available-for-sale. . . .                       714         88
Acquisition of insurance agency . . . . . . . . . . . . . . . . . .                         0       (100)
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .                    (4,568)   (14,788)
Purchases of properties and equipment . . . . . . . . . . . . . . .                    (2,177)    (1,344)
Purchase of life insurance. . . . . . . . . . . . . . . . . . . . .                    (1,510)         0
Purchase of FHLB stock. . . . . . . . . . . . . . . . . . . . . . .                      (166)      (408)
                                                                                      --------  ---------
  Net cash used in investing activities . . . . . . . . . . . . . .                   (18,071)   (16,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .                    21,326      5,406
Net change in short-term FHLB advances. . . . . . . . . . . . . . .                    (4,700)     3,700
Proceeds from new long-term FHLB advances . . . . . . . . . . . . .                    11,000     13,725
Payments on long-term FHLB advances . . . . . . . . . . . . . . . .                    (5,936)    (8,979)
Repayment on long-term debt . . . . . . . . . . . . . . . . . . . .                        (6)         0
Net change in advance payments by borrowers for taxes and insurance                        (2)        25
Purchase of common shares for Recognition and Retention Plan. . . .                         0          0
Purchase of treasury shares . . . . . . . . . . . . . . . . . . . .                      (380)      (370)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .                      (351)      (348)
                                                                                       -------  ---------
  Net cash provided by financing activities . . . . . . . . . . . .                    20,951     13,159
                                                                                      --------   --------

  Net increase (decrease) in cash and cash equivalents. . . . . . .                     3,417     (1,890)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR. . . . . . . . . . .                     1,593      3,483
                                                                                       -------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . . . . . . .                  $  5,010   $  1,593
                                                                                     =========  =========

----------------------------------------
See accompanying notes.



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

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For purposes of the consolidated statements of cash flows, the corporation considers cash and due from banks, interest-bearing demand deposits in other banks and federal funds sold to be cash equivalents. The following are supplemental disclosures for the consolidated statements of cash flows for the years ended December 31, 2001 and 2000:




                                                (Dollars in thousands)


                                                          2001    2000
                                                        ------  ------

Cash paid during the year for interest . .              $6,658  $5,690
Cash paid during the year for income taxes                 332     363


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

GOODWILL
Goodwill represents the excess of the cost of the business acquired over the fair value of the net assets at the date of acquisition and is being amortized on the straight-line basis over 15 years. No amortization expense was charged to operations for 2000.

COVENANT  NOT  TO  COMPETE
The  cost of the Covenant not to Compete is being amortized over the term of the
contract,  which  is  12    years.

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

RECLASSIFICATIONS
Certain  amounts  have  been reclassified to conform with the 2001 presentation.


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

NOTE  C  -  INVESTMENT  AND  MORTGAGE-BACKED  SECURITIES

The amortized cost of securities available-for-sale and their approximate fair values are as follows:




                                                                        (Dollars in thousands)


                                                   At December 31, 2001                                  At December 31, 2000
                                                  ---------------------                                  ---------------------
                                                           Gross                  Gross                              Gross
                                    amortized              unrealized             unrealized    Fair     Amortized   unrealized
                                    cost                   gains                  losses        value    cost        gains
Investment securities
----------------------            ------------            -----------            -----------   ------   ----------   -----------

Federal
  agencies . . . . . . . . . . . .  $  360                  $  0                  $  (4)        $  356   $  1,292    $  5

State &
  Municipal
  securities. . . . . . . . .        1,269                     1                    (33)         1,237        997      12

Equity securities. . . . . . .       2,148                   292                    (25)         2,415        647     674
                                    -------                 -----                  ------        ------      -----    -----

Total investment
        securities                   3,777                   293                    (62)         4,008      2,936     691

Mortgage-backed securities
----------------------------------

GNMA, FHLMC
 & FNMA
 certificates. . . . .               9,664                    30                    (91)         9,603        462       2
                                   --------                -------                 ------       -------      -----     ----

Total securities . . . .         $  13,441                $  323                $  (153)     $  13,611   $  3,398   $ 693
                                 =========                =======               ========     =========   ========== =======




                                    Gross
                                    unrealized    Fair
                                    losses        value
Investment securities
---------------------              -----------   -------

Federal
  agencies . . . . . . . . . . . .  $   (2)       $1,295

State &
 municipal
 securities. . . . . . . . . . . .      (3)        1,006

Equity securities. . . . . . . . .      (3)        1,318
                                    -------       ------

Total investment
    securities                          (8)        3,619

Mortgage-backed securities
----------------------------------

GNMA, FHLMC
 & FNMA
 certificates. . . . . . . . . . .      (4)          460
                                    ------------  ------

Total securities . . . . . . . . .  $  (12)       $4,079
                                    =======       ======

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2001, by contractual maturity, are as follows:






                                                           (Dollars in thousands)
                                           Investment                          Mortgage-backed
                                           securities                          securities
                                         --------------                         ---------------
                                    Amortized                Fair              Amortized   Fair
                                    cost                     value             cost        value
                                    ----------             ---------           ----------  ------

One year or less . . . . . . . . .  $     25                $   25             $     0     $    0
After one year through five years.       200                   200                   0          0
After five years through ten years        66                    65                 736        740
After ten years. . . . . . . . . .     1,338                 1,302               8,928      8,863
Equity securities. . . . . . . . .     2,148                 2,416                   0          0
                                    --------                 ------            ----------  ------

Total. . . . . . . . . . . . . . .  $  3,777                $4,008             $ 9,664     $9,603
                                    ========                =======            =======     ======


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Investment securities with a carrying value of approximately $1,550,000 and $314,000 were pledged at December 31, 2001 and 2000, respectively, to secure certain deposits.

During 2001, the corporation sold securities available-for-sale for total proceeds of approximately $5,341,000 resulting in $429,000 in gross realized gains and $3,000 in gross realized losses. During 2000, the corporation sold securities available-for-sale for total proceeds of approximately $1,450,000 resulting in $71,000 in gross realized gains and $7,000 in gross realized losses.



NOTE  D  -  LOANS

Loans  at  December  31,  2001  and  2000,  are  summarized  as  follows:




                                                            (Dollars in thousands)

                                                                  2001       2000
                                                              ---------  ---------
Loans secured by real estate:
 One- to four-family residential properties. . . . . . . . .  $ 58,021   $ 58,525
 Multifamily (five or more) residential properties . . . . .     6,747      4,197
 Nonresidential properties . . . . . . . . . . . . . . . . .    29,754     25,941
 Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .       720        868
 Construction. . . . . . . . . . . . . . . . . . . . . . . .     1,477      4,692
Consumer . . . . . . . . . . . . . . . . . . . . . . . . . .     7,271      6,888
Commercial . . . . . . . . . . . . . . . . . . . . . . . . .    11,900     10,366
                                                              ---------  ---------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .   115,890    111,477
Allowance for loan losses. . . . . . . . . . . . . . . . . .      (517)      (532)
                                                              ---------  ---------

Net loans. . . . . . . . . . . . . . . . . . . . . . . . . .  $115,373   $110,945
                                                              =========  =========

An analysis of the allowance for loan losses is as follows:
                                                             (Dollars in thousands)

                                                                  2001       2000
                                                              ---------  ---------

Balance, beginning of year . . . . . . . . . . . . . . . . .  $    532   $    491

Provision for loan losses. . . . . . . . . . . . . . . . . .       140        110
Loans charged off. . . . . . . . . . . . . . . . . . . . . .      (180)       (69)
Recoveries . . . . . . . . . . . . . . . . . . . . . . . . .        25          0
                                                              ---------  ---------

Balance, end of year . . . . . . . . . . . . . . . . . . . .  $    517   $    532
                                                              =========  =========


At December 31, 2001 and 2000, the bank had no impaired loans as determined in accordance with SFAS No. 114 and No. 118. The average recorded investment in impaired loans amounted to approximately $0 and $0 for the years ended December 31, 2001 and 2000, respectively. No interest income on impaired loans was recognized for cash payments received for the years ended December 31, 2001 and 2000. At December 31, 2001 and 2000, the bank had nonaccrual loans of approximately $867,000 and $72,000, respectively, for which impairment had not been recognized.

The bank has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

At December 31, 2001 and 2000, the bank serviced loans for others with principal balances of $2,336,000 and $1,990,000, respectively.

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






                                     (Dollars in thousands)

Balance, December 31, 2000.                       $  963

New loans . . . . . . . . .                        1,433
Payments. . . . . . . . . .                         (456)
                                                  -------

Balance, December 31, 2001.                       $1,940
                                                  =======


NOTE  E  -  PROPERTIES  AND  EQUIPMENT

A  summary  of  properties  and equipment at December 31, 2001 and 2000 follows:






                                      (Dollars in thousands)

                                              2001     2000
                                             -------  -------

Land . . . . . . . . . . .                 $   830   $  114
Buildings and improvements                   2,608      442
Equipment. . . . . . . . .                   1,597      592
Construction in process. .                       0    1,709
                                             -------  -------

                                             5,035    2,857
Accumulated depreciation .                    (735)    (576)
                                             -------- -------

Total. . . . . . . . . . .                $  4,300   $2,281
                                            =======  =======


The corporation leases the premises of Home City Insurance Agency, Inc. from an affiliate. The lease is classified as an operating lease and provides for minimum annual rentals of $22,000 through 2002. The lease is renewable for up to three consecutive one-year terms.





NOTE  F  -  CASH  SURRENDER  VALUE  OF  LIFE  INSURANCE

In September 1995, the bank purchased life insurance policies on each of its non-employee directors. The bank is the beneficiary of such policies. At
December 31, 2001 and 2000, there were no notes payable to the insurance company.



NOTE  G  -  DEPOSITS

Deposit account balances at December 31, 2001 and 2000, are summarized as follows:






                                                (Dollars in thousands)
                                                  2001                   2000
                                                 ------                -------
                                              Amount.     Percent  Amount   Percent
-----------------------------                 -------     -------  -------  -------
Noninterest-bearing accounts.                $   3,230     3.4%  $ 2,102    2.8%
NOW and money market accounts                    2,704     2.8     1,660    2.2
Savings accounts. . . . . . .                   17,304    17.9    12,192   16.2
Certificates of deposit . . .                   73,165    75.9    59,123   78.8
                                             ---------   ------  -------- ------

Totals. . . . . . . . . . . .  .             $  96,403   100.0%  $ 75,077  100.0%
                                             ==========  ======= ========  ======


The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $18,805,000 and $15,444,000 at December 31, 2001 and 2000, respectively. Deposits in excess of $100,000 are not insured by the FDIC.

At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:





                 (Dollars in thousands)

 2002. . . . . .  . . .  $45,890
 2003. . . . . . .  . .   23,075
 2004. . . . . . .  . .    3,410
 2005. . . . . . . .  .      180
 2006 and thereafter  .      610
                         -------

 Total . . . . . . . .   $73,165
                         =======


The bank held related party deposits of approximately $312,000 and $847,000 at December 31, 2001 and 2000, respectively.

NOTE  H  -  FEDERAL  HOME  LOAN  BANK  ("FHLB")  ADVANCES

Federal  Home  Loan Bank advances are comprised of the following at December 31:




                                                                (Dollars in thousands)

                                                          Current
                                                          interest        BALANCE
                                                          rate        2001       2000
                                                          ---------  ------  ---------
Variable-rate advances, with monthly interest payments:
 Advance due in 2001. . . . . . . . . . . . . . . . . .               $     0    $  4,700
 Advance due in 2002. . . . . . . . . . . . . . . . . .   2.20%           728         728
 Advance due in 2003. . . . . . . . . . . . . . . . . .                     0       1,500
 Advance due in 2008. . . . . . . . . . . . . . . . . .                     0       4,000
 Advance due in 2011. . . . . . . . . . . . . . . . . .   5.08%        11,000           0

Fixed-rate advances, with monthly principal
and interest payments:
 Advance due in 2001. . . . . . . . . . . . . . . . . .                      0         61
 Advance due in 2003. . . . . . . . . . . . . . . . . .   6.44%            636        692
 Advance due in 2004. . . . . . . . . . . . . . . . .     8.35%            180        240
 Advance due in 2005. . . . . . . . . . . . . . . . . .   8.32%            396        489
 Advance due in 2006. . . . . . . . . . . . . . . . . .   6.55%          1,531      1,674
 Advance due in 2007. . . . . . . . . . . . . . . . .     6.57%          1,825      1,825
 Advance due in 2008. . . . . . . . . . . . . . . . . .   5.00%          1,000      1,000
 Advance due in 2009. . . . . . . . . . . . . . . . . .   5.74%          9,500      9,500
 Advance due in 2010. . . . . . . . . . . . . . . . . .   6.01%          8,519      8,542
                                                                        ------    -------

Total Federal Home Loan Bank advances . . . . . . . . .   5.64%       $ 35,315    $34,951
                                                                      ========    =======

FHLB advances are collateralized by all shares of FHLB stock owned by the bank (totaling $2,079,000) and by a portion of the bank's mortgage loan portfolio (totaling approximately $44,870,000). As of December 31, 2001, the bank had approximately an additional $13,151,000 of qualified mortgage loans that could be used to collateralize additional borrowings. Based upon the bank's eligible mortgage collateral, total FHLB advances are limited to approximately $44,467,000.

The aggregate minimum future annual principal payments on FHLB advances are $1,116,000 in 2002, $914,000 in 2003, $349,000 in 2004, $327,000 in 2005, and
$32,609,000  after  2005.

NOTE  I  -  NOTE  PAYABLE

The  following  is  a  summary  of long-term debt at December 31, 2001 and 2000.




                                                          (Dollars in thousands)

                                                            2001            2000
                                                            ------         ------
Note payable to affiliate, due June 1, 2012,
   with monthly interest payments at 6.40%
   payable through June 1, 2003, plus ten annual
   installment payments of $39,000 beginning
   June 1, 2003 . . . . . . . . . . . . . . . . .           $ 307           $ 313
                                                            ======          =====


NOTE  J  -  FEDERAL  INCOME  TAXES

The components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                         (Dollars in thousands)

                                          2001   2000    1999
                                         -----   -----   ----
Federal income tax expense
 Current tax expense. . . . . .           $ 288  $ 275   $ 454
 Deferred tax expense (benefit)            (123)    86     (42)
                                          ------  -----  ------

 Total. . . . . . . . . . . . .           $ 165  $ 361   $ 412
                                          ======  =====  ======


A reconciliation of the federal statutory tax rate to the corporation's effective tax rate for the years ended December 31, 2001, 2000 and 1999, are as follows:




                                                      2001     2000     1999
                                                      ----     ----     ----


Federal income tax statutory rate. . . . . . . . . .  34.0%    34.0%    34.0%

 Tax-exempt income, less disallowed interest expense  (9.0)    (3.8)    (2.5)
 Other, net. . . . . . . . . . . . . . . . . . . . .  (7.6)    (3.5)    (1.8)
                                                      -----    -----    -----

Actual effective income tax rate . . . . . . . . . .  17.4%    26.7%    29.7%
                                                      =====    =====    =====


The tax effect of temporary differences which comprise the significant portions of the corporation's deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are as follows:




                                                                 (Dollars in thousands)
                                                                 2001             2000
                                                                ------           -----
Deferred tax assets
 Nonaccrual loan interest. . . . . . . . . . . . . . .           $   15          $   1
 Allowance for loan losses . . . . . . . . . . . . . .              201            158
 Employee benefits . . . . . . . . . . . . . . . . . .               90             96
 Other . . . . . . . . . . . . . . . . . . . . . . . .               19              0
                                                                 -------         ------

                                                                    325            255
                                                                  ------         ------

Deferred tax liabilities
 Accumulated depreciation. . . . . . . . . . . . . . .              (55)           (41)
 Net deferred loan costs . . . . . . . . . . . . . . .              (43)          (109)
 Net unrealized gain on securities available-for-sale.              (58)          (232)
                                                                   -----          -----

                                                                   (156)          (382)
                                                                   -----         ------

Total net deferred tax assets (liabilities). . . . . .           $   169         $(127)
                                                                 =======         ======


Included in retained earnings at December 31, 2001 and 2000, is approximately $1,084,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes before 1988. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $368,000.



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

An application must be submitted and approval from the OTS must be obtained (1) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that calendar year to date plus the bank's retained net income for the preceding two years; (2) if the bank will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the bank and the OTS (or the FDIC), or a condition imposed on the bank in an OTS-approved application or notice; or (4) if the bank has not received certain favorable examination ratings from the OTS.


NOTE  L  -  EARNINGS  PER  SHARE

Earnings per share ("EPS") is computed in accordance with SFAS No. 128, Earnings per share, which was adopted by the corporation as of December 31, 1997. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares held by the corporation's ESOP that are committed for release, shares awarded but not disbributed under the corporation's RRP, and stock options granted under the Stock Option Plan. Following is a summary of the effect of diluted securities in weighted-average number of shares (denominator) for the basic and diluted EPS calculations. There are no adjustments to net income.






                                                       2001       2000
                                                      -------     -------
Weighted-average common shares outstanding - basic .   745,990    751,216

Effect of dilutive securities on number of shares

RRP shares . . . . . . . . . . . . . . . . . . . . .     9,459     15,294
ESOP shares. . . . . . . . . . . . . . . . . . . .  .   45,704     53,322
Stock options. . . . . . . . . . . . . . . . . . .  .    4,636          0
                                                        -------   -------

Total dilutive securities. . . . . . . . . . . .  . .   59,799     68,616
                                                       -------    -------

Weighted-average common shares outstanding - diluted   805,789    819,832
                                                       =======    =======


NOTE  M  -  EMPLOYEE  BENEFITS

401(K)  PROFIT  SHARING  PLAN
In 1994, the bank initiated a 401(k) Profit Sharing Plan. The plan covers all of the bank's employees who are over 21 years old with at least one year of service. Participants may make salary savings contributions up to 15% of their compensation, 75% of which will be matched by the bank, up to 6% of each employee's salary. Profit sharing expense for the years ended December 31, 2001 and 2000, was $34,000 and $28,000, respectively.

PENSION  PLAN
The bank withdrew its participation in the Financial Institutions Retirement Fund (the 'Fund") effective January 1, 2001, at which time it enhanced the above-mentioned 401(k) Profit Sharing Plan from a 50% to a 75% match by the bank. The Fund covered all of the bank's employees who were over 21 years old with at least one year of service. Therefore, pension expense for the years ended December 31, 2001 and 2000, was $0 and $0, respectively.

INCENTIVE  COMPENSATION  PLAN
The bank has an incentive compensation plan that covers all employees who are normally scheduled to work 1,040 hours or more per year. The bank's contributions pursuant to the plan are based on a formula contained in the plan which incorporates factors relating to the bank's performance and are contingent upon the bank's attainment of certain levels of earnings, as defined in the plan. Incentive compensation plan expense for the years ended December 31, 2001 and 2000, was $46,000 and $59,000, respectively.

NOTE  N  -  STOCK  REPURCHASE  PROGRAM

During 2001, the corporation received regulatory approval to repurchase up to 5% of its outstanding shares. During the year ended December 31, 2001, 29,600 common shares were repurchased at an average price of $12.82 per share. During 2000, the corporation previously received regulatory approval to repurchase 5% of its outstanding shares. During the year ended December 31, 2000, 29,390 common shares were repurchased at an average price of $12.60 per share.

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

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the corporation's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur in even annual amounts over a ten-year period. However, in the event contributions exceed the minimum debt service requirements, additional principal payments will be made. ESOP compensation expense for the years ended December 31, 2001 and 2000, was $83,000 and $99,000, respectively. Shares held by the ESOP at December 31, 2001 and 2000, are as follows:




                                   2001       2000
                                  ---------  ---------
Allocated shares . .  . . . . .    37,914     26,634
Shares allocated . . . . .. . .     9,449     11,280
Additional shares acquired. . .         0          0
Shares distributed . . . .. . .         0          0
                                 ---------  ---------

 Total allocated shares. .. . .    47,363     37,914
                                 ---------  ---------

Unallocated shares . . . .. . .    54,857     66,137
Shares released for allocation     (9,449)   (11,280)
Additional shares acquired . .          0          0
                                 ---------  ---------

 Total unallocated shares. . .     45,408     54,857
                                 ---------  ---------

 Total ESOP shares . . . . . .     92,771     92,771
                                 =========  =========

Fair value of unallocated shares $544,000   $514,000
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

RRP awards vest in five equal annual installments, subject to the continuous employment of the recipients as defined under such plans. Compensation expense for the RRP is based upon market price at the date of grant and is recognized on a pro rata basis over the vesting period of the awards. RRP expense for the years ended December 31, 2001 and 2000, was $81,000 and $110,000, respectively. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity in the accompanying consolidated balance sheets.

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

Option  activity  under  the  SOP  is  as  follows:



                                           Weighted-
                                           average
                                Number of  exercise
                                shares     price
                               ---------  ---------

Outstanding December 31, 1999   98,565    $   11.70
 Granted. . . . . . . . . . .        0         0.00
 Exercised. . . . . . . . . .        0         0.00
 Canceled . . . . . . . . . .        0         0.00
                               -------     --------
Outstanding December 31, 2000   98,565        11.70
 Granted. . . . . . . . . . .        0         0.00
 Exercised. . . . . . . . . .        0         0.00
 Canceled . . . . . . . . . .        0         0.00
                               -------     --------
Outstanding December 31, 2001   98,565    $   11.70
                             =========    =========



At December 31, 2001, 32,857 shares were available for future grants under the SOP.

Additional information regarding options outstanding as of December 31, 2001, is as follows:




                                           Weighted-average
Exercise   Options           Options       remaining
Price      outstanding       exercisable   contractual life
---------  ----------------  -----------  ---------------
11.70      98,565            80,159        5.8 years


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

The corporation's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions:






                    OCTOBER 1997 GRANT
Risk-free interest rate.   6.23%
Expected dividend. . . .   2.54%
Expected lives, in years     10
Expected volatility. . .  23.96%





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




                                            (Dollars in thousands,
                                            except per share data)

                                                   Year ended December 31,
                                                -------------------------
Net income: . . . . . . . . . . . .                       2001   2000
                                                         -----  -----

 As reported. . . . . . . . . . . .                   $    782  $ 994
 Pro forma. . . . . . . . . . . . .                   $    782  $ 994
Earnings per common share - basic
 As reported. . . . . . . . . . . .                   $   1.05  $1.32
 Pro forma. . . . . . . . . . . . .                   $   1.05  $1.32
Earnings per common share - diluted
 As reported. . . . . . . . . . . .                   $   0.97  $1.21
 Pro forma. . . . . . . . . . . . .                   $   0.97  $1.21


NOTE  P  -  REGULATORY  MATTERS

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

The capital adequacy regulations of the OTS require that savings associations maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital of at least 4.0% of adjusted total assets (except for those associations with the highest examination rating and acceptable levels of risk), and risk-based capital of at least 8.0% of risk-weighted assets. At December 31, 2001, the bank's capital exceeded all of such requirements.

As of December 31, 2001, the most recent notification from the OTS, the bank was categorized as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized under the prompt corrective action regulations, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the most recent notification that management believes have changed the bank's prompt corrective action category.

The following reconciliation compares the bank's capital under GAAP to its regulatory capital, at December 31, 2001:



                                                                   (Dollars in thousands)
                                                               Risk-based              Tier I
                                                               capital                 capital
                                                               -----------            ---------

Equity per GAAP . . . . . . . . . . . . . . . . . . . . . . .  $   11,220              $ 11,220
Less unrealized gain on securities available-for-sale,
 net of applicable income taxes . . . . . . . . . . . . . . .        (112)                 (112)
Less equity investments . . . . . . . . . . . . . . . . . . .        (154)                    0
Plus allowance for loan losses. . . . . . . . . . . . . . . .         517                     0
Plus unrealized gains on equity securities available-for-sale         120                     0
                                                                ----------              --------

Regulatory capital. . . . . . . . . . . . . . . . . . . . . .  $   11,591              $ 11,108
                                                               ==========              =========



The  bank's  actual  and  required  capital  amounts  and ratios are as follows:

                                                                           (Dollars in thousands)
                                                                                                     To be well
                                                                            Minimum required         capitalized under
                                                                            for capital              Prompt Corrective
                                              Actual                        adequacy purposes        action provisions
                                             -------                        ------------------       -----------------
                                      Amount            Ratio               Amount     Ratio        Amount      Ratio
                                     --------          ------              -------    -------       ------      ------

As of December 31, 2001:
 Total Risk-Based Capital
   (to Risk-Weighted Assets)          $  11,591        10.6%                $  8,751   8.0%        $ 10,938    10.0%
 Tier I Capital
   (to Risk-Weighted Assets)             11,108        10.2%                     N/A   N/A            6,563     6.0%
 Tier I Capital
   (to Total Assets) . . . .             11,108         7.7%                   5,784   4.0%           7,230     5.0%
 Tangible Capital
   (to Total Assets) . . . .             11,108         7.7%                   2,169   1.5%             N/A     N/A


As of December 31, 2000:
 Total Risk-Based Capital
   (to Risk-Weighted Assets)          $  11,759        12.9%               $   7,296   8.0%        $ 9,120     10.0%
 Tier I Capital
   (to Risk-Weighted Assets)             10,831        11.9%                     N/A   N/A           5,472      6.0%
 Tier I Capital
   (to Total Assets) . . . .             10,831         8.8%                   4,917   4.0%          6,146      5.0%
 Tangible Capital
   (to Total Assets) . . . .             10,831         8.8%                   1,844   1.5%            N/A       N/A



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

The  bank  had  outstanding  commitments  to  originate  loans  as  follows:




                                                     (Dollars in thousands)

                                 At December 31, 2001                At December 31, 2000
                                -----------------------              --------------------

                         Fixed       Adjustable                      Fixed        Adjustable
                         rate        rate            Total           rate         rate      Total
                         -------  ---------------------  -------  -----------  ------    -------

Undisbursed balance
 of loans closed-
 mortgage loans . . . .  $  1,477    $     0         $ 1,477        $  1,315     $    0   $  1,315
First mortgage
 loans. . . . . . . . .     1,138         19           1,157           2,899         98      2,997
Consumer and
 other loans. . . . . .       546        803           1,349             125        873        998
Open-end consumer loans         0      3,240           3,240               0      2,429      2,429
Commercial loans. . . .       485      4,888           5,373             500      5,140      5,640
                         --------    -------         -------        --------     -------    ------

Total . . . . . . . . .  $  3,646  $   8,950         $12,596        $  4,839     $8,540    $13,379
                         ========  =========         =======        ========    ========   =======


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

The bank maintains deposit accounts at four banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $100,000. Cash at three of these institutions exceeded federally insured limits. The amount in excess of the FDIC limit totaled $1,632,000.



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

The estimated fair values of the corporation's financial instruments are as follows:




                                                 (Dollars in thousands)

                                                     DECEMBER 31,
                                   ------------------------------------------------
                                          2001                       2000
                                          -----                     ------
                                   Carrying       Fair         Carrying        Fair
                                   amount         value        amount          value
                                   -----------    ------       ---------      ------
Financial assets:
 Cash and cash equivalents . . .  $  5,010        $  5,010     $  1,593        $  1,593
 Time deposits . . . . . . . . .        24              23           24              23
 Investment securities . . . . .     4,008           4,008        3,619           3,619
 Mortgage-backed securities. . .     9,603           9,603          460             460
 Loans . . . . . . . . . . . . .   115,373         116,218      110,945         112,074
 Stock in Federal Home Loan Bank     2,079           2,079        1,779           1,779
 Accrued interest receivable . .       671             671          670             670
 Life insurance. . . . . . . . .     2,695           2,695        1,073           1,073

Financial liabilities:
 Deposits. . . . . . . . . . . .    96,403          97,978       75,077          75,063
 Borrowed funds. . . . . . . . .    35,315          35,225       34,951          34,901
 Accrued interest payable.             234             234          227             227

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

NOTE  S  -  PARENT  COMPANY  FINANCIAL  INFORMATION

Condensed financial information for Home City Financial Corporation (parent company only) follows:

                                    BALANCE SHEETS

                                                          (Dollars in thousands)


                                                           December 31,
                                                          -------------
                                                         2001           2000
                                                        ------        ------
Assets
Interest-bearing savings deposit with subsidiary bank  $   140          $   179
Investment in subsidiary bank . . . . . . . . . . . .   11,219           11,281
Investment in insurance agency. . . . . . . . . . . .       84              150
Other assets. . . . . . . . . . . . . . . . . . . . .      242              199
                                                       --------         -------

 Total assets . . . . . . . . . . . . . . . . . . . .  $ 11,685         $11,809
                                                       ========         =======

Liabilities and shareholders' equity
Accrued expense and other liabilities . . . . . . . .  $     10         $     3
Shareholders' equity. . . . . . . . . . . . . . . . .    11,675          11,806
                                                       --------         -------

 Total liabilities and shareholders' equity . . . . .  $ 11,685         $11,809
                                                       ========         =======





                                     STATEMENTS OF INCOME

                                                               (Dollars in thousands)


                                                              Year ended December 31,
                                                             -------------------------

                                                               2001              2000
                                                              --------         ------
Income
Dividends from subsidiary bank. . . . . . . . . . . . . . .    $ 635             $ 800
Interest income . . . . . . . . . . . . . . . . . . . . . .       45                52
Other income. . . . . . . . . . . . . . . . . . . . . . . .        0                 1
                                                               ------            ------
 Total income . . . . . . . . . . . . . . . . . . . . . . .      680               853

Expense
Interest expense. . . . . . . . . . . . . . . . . . . . . .        0                 0
Other expense . . . . . . . . . . . . . . . . . . . . . . .      139               154
                                                               ------            ------
 Total expense. . . . . . . . . . . . . . . . . . . . . . .      139               154
                                                               ------            ------
Income before income taxes and undistributed
 earnings of subsidiaries . . . . . . . . . . . . . . . . .      541               699
Income tax benefit. . . . . . . . . . . . . . . . . . . . .      (32)              (24)
                                                               ------            ------
Income (loss) before undistributed earnings of subsidiaries      573               723
Undistributed earnings of subsidiaries. . . . . . . . . . .      209               271
                                                               ------            ------
 Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   782             $ 994
                                                             ========            ======



                                     STATEMENTS OF CASH FLOWS

                                              (Dollars in thousands)
                                                    Year ended
                                                   December 31,
                                                   ------------
                                                   2001    2000
                                                  ------  ------
Cash flows from operating activities
Net income from operating activities . . . . . .  $ 782   $ 994
Adjustments to reconcile net income to net cash
 flows from operating activities:
Equity in undistributed earnings of subsidiaries   (209)   (271)
Deferred income taxes. . . . . . . . . . . . . .    (38)      0
Compensation expense for ESOP. . . . . . . . . .     76      76
Compensation expense for RRP . . . . . . . . . .     79      98
Net increase (decrease) in other assets. . . . .     20     (41)
Net decrease in other liabilities. . . . . . . .    (18)     (1)
                                                  ------  ------
 Net cash from operating activities. . . . . . .    692     855

Cash flows from financing activities
Payments on notes payable. . . . . . . . . . . .      0       0
Purchase of insurance agency . . . . . . . . . .      0    (160)
Purchase of treasury shares. . . . . . . . . . .   (380)   (370)
Purchase of common shares by RRP . . . . . . . .      0       0
Cash dividends paid. . . . . . . . . . . . . . .   (351)   (348)
                                                  ------  ------
 Net cash used in financing activities . . . . .   (731)   (878)

Net decrease in cash and cash equivalents. . . .    (39)    (23)
Cash and cash equivalents at beginning of year .    179     202
                                                  ------  ------

 Cash and cash equivalents at end of year. . . .  $ 140   $ 179
                                                  ======  ======



NOTE  T  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)


                                          (Dollars in thousands, except per share data)
                                               First     Second    Third     Fourth
                                               Quarter   Quarter   Quarter   Quarter
                                               --------  --------  --------  --------
Year ended December 31, 2001:
Interest income . . . . . . . . . . . . . . .  $  2,601  $  2,609  $  2,558  $  2,641
Interest expense. . . . . . . . . . . . . . .     1,634     1,670     1,679     1,701
                                               --------  --------  --------  --------
 Net interest income. . . . . . . . . . . . .       967       939       879       940

Provision for loan losses . . . . . . . . . .        10        10         0       120
Other income. . . . . . . . . . . . . . . . .       243       170       293       306
Other expense . . . . . . . . . . . . . . . .       865       872       971       942
Provision for income taxes. . . . . . . . . .        67        38        15        45
                                               --------  --------  --------  --------
 Net income . . . . . . . . . . . . . . . . .  $    268  $    189  $    186  $    139
                                               ========  ========  ========  ========

Earnings per share - basic. . . . . . . . . .  $   0.36  $   0.25  $   0.25  $   0.19
Earnings per share - diluted. . . . . . . . .  $   0.33  $   0.23  $   0.23  $   0.18
Weighted-average common
 shares outstanding . . . . . . . . . . . . .   756,830   752,301   741,101   733,728

Year ended December 31, 2000: . . . . . . . .   756,830   752,301   741,101   733,728
Interest income . . . . . . . . . . . . . . .  $  2,244  $  2,340  $  2,372  $  2,577
Interest expense. . . . . . . . . . . . . . .     1,284     1,361     1,495     1,597
                                               --------  --------  --------  --------
 Net interest income. . . . . . . . . . . . .       960       979       877       980

Provision for loan losses . . . . . . . . . .        15        10        15        70
Other income. . . . . . . . . . . . . . . . .        47        39        36       176
Other expense . . . . . . . . . . . . . . . .       653       660       614       702
Provision for income taxes. . . . . . . . . .        98       100        79        84
                                               --------  --------  --------  --------
 Net income . . . . . . . . . . . . . . . . .  $    241  $    248  $    205  $    300
                                               ========  ========  ========  ========

Earnings per share - basic. . . . . . . . . .  $   0.32  $   0.33  $   0.27  $   0.40
Earnings per share - diluted. . . . . . . . .  $   0.29  $   0.30  $   0.25  $   0.37
Weighted-average common
 shares outstanding . . . . . . . . . . . . .   761,187   746,898   746,898   749,883


NOTE  U  -  BUSINESS  COMBINATION

On December 1, 2000, the corporation's new, wholly-owned subsidiary, Home City Insurance Agency, Inc. ("HCIA"), acquired the book of business and certain other assets of Rice Insurance Agency, Inc. (the "Rice Agency"). The transaction was a business combination accounted for as a purchase. The results of operations of HCIA are included in the accompanying financial statements since the date of acquisition.

The Asset Sale and Purchase Agreement provided for the payment of $100,000 plus a pro rated portion of certain expenses to the Rice Agency for the book of business, a computer software licensing agreement and trademark rights. In addition, HCIA agreed to pay to the owner of the Rice Agency in exchange for a covenant not to compete (1) the sum of $390,000 paid in ten annual installments of $39,000 on June 1 of each year commencing on June 1, 2003, and (2) monthly payments of interest of approximately $2,000 commencing on January 1, 2001, and ending on June 1, 2003.

The  intangible  assets  resulting  from  the  acquisition  are  as  follows:

COVENANT  NOT  TO  COMPETE:  The  cost of the Covenant Not to Compete, valued at
$313,000,  is  being  amortized  on  the  straight-line  method over 12   years.

TRADEMARK RIGHTS: The value of the trademark rights acquired, $15,000, is being amortized on the straight-line method over 5 years.

COMPUTER SOFTWARE CONTRACT: The value of the computer software contract acquired, $15,000, is being amortized on the straight-line method over 5 years.

GOODWILL: The remaining value of the excess of the cost of the assets acquired over the fair value of its net assets at the date of acquisition was $70,000, which is being amortized on the straight-line method over 15 years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE  WITH  SECTION  16  (A)  OF  THE  EXCHANGE  ACT  OF  THE  REGISTRANT

     The information set forth under the caption PROPOSAL ONE - ELECTION OF DIRECTORS and "SECTION 16 (a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the Definitive Proxy Statement of the Corporation dated March 13, 2002, filed with the United States Securities and Exchange Commission (the "Proxy Statement") is incorporated by reference herein.

ITEM  10.  EXECUTIVE  COMPENSATION

     The information set forth under the caption " COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS of the Definitive Proxy Statement is incorporated by reference herein.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The information set forth under the caption VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Definitive Proxy
Statement  is  incorporated  by  reference  herein.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information set forth under the caption COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS - Certain Transactions with Home City" of the Definitive Proxy Statement is incorporated by reference herein.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits

      3.1   Articles  of  Incorporation  (Incorporated  by  reference)
      3.2   Code  of  Regulations  (Incorporated  by  reference)
     10.1   Employment  Agreement  with Mr. Ulery (Incorporated by reference)
     10.2   Home  City  Financial  Corporation  1997  Stock  Option  and
            Incentive  Plan  (Incorporated  by  reference)
     10.3   Home  City  Financial  Corporation  Recognition  and  Retention
            Plan and  Trust  Agreement  (Incorporated  by  reference)
     10.4   Asset  Sale  And  Purchase  Agreement  (Incorporated  by  reference)
     21     Subsidiaries  (Incorporated  by  reference)
     99.1   Proxy  Statement  (Incorporated  by  reference)
     99.2   Safe  Harbor Under the Private Securities Litigation Reform Act of
            1995

(b)    Reports  on  Form  8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 2001.


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


     /s/  Glenn  W.  Collier           /s/  John  D.  Conroy
     ____________________________      _____________________________
     Glenn  W.  Collier                John  D.  Conroy
     Director                          Chairman  of  the  Board

     March  22,  2002                  March  22,  2002
     ____________________________      _____________________________
     Date                              Date

     /s/  James  Foreman               /s/  Terry  A.  Hoppes
     ____________________________      _____________________________
     James  Foreman                    Terry  A.  Hoppes
     Director                          Director

     March  22,  2002                  March  22,  2002
     ____________________________      _____________________________
     Date                              Date

     /s/  Douglas  L.  Ulery           /s/  Charles  A.  Mihal
     ____________________________      _____________________________
     Douglas  L.  Ulery                Charles  A.  Mihal
     Director                          Treasurer  and
     President  and                    Chief Financial Officer
     Chief  Executive  Officer

     March  22,  2002                  March  22,  2002
     ____________________________      _____________________________
     Date                              Date



INDEX  TO  EXHIBITS



EXHIBIT
NUMBER.  DESCRIPTION

3.1     Articles of Incorporation
        Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the Quarter

3.2     Code of Regulations of Home City Financial Corporation
        Incorporated by reference to the March 31, 1997, 10-QSB,
        Exhibit 3 (ii)

10.1    Employment Agreement with Mr. Ulery
        Incorporated by reference to the December 31, 2000, 10-KSB,
        Exhibit 10.1

10.2 Home City Financial Corporation 1997 Stock Option and Incentive Plan Incorporated by reference to the Registrant's 1997 Definitive Proxy Statement dated September 19, 1997, Exhibit A

10.3 Home City Financial Corporation Recognition and Retention Plan and Trust Agreement
        Incorporated by reference to the Registrant's 1997 Difinitive Proxy Statement dated September 19, 1997, Exhibit B

10.4    Asset Sale And Purchase Agreement
        Incorporated by reference to Form 8-K filed by Registrant on December 1, 2000, Exhibit 2

21. . .  Subsidiaries of Home City Financial Corporation
         Incorporated by reference to the December 31, 2000, Form 10-KSB,
         Exhibit 21

99.1     Proxy Statement
         Incorporated by reference to the definitive Proxy Statement of the Registrant for the 2002 Annual Meeting ofv Shareholders of Home City Financial Corporation, filed with the Securities
         And Exchange Commission.

99.2     Safe Harbor Under the Private Securities Litigation Reform
         Act of 1995