Form 10QSB
period 2002-03-31
HOME CITY FINANCIAL CORP
filed 2002-05-15
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark  One)
[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD
        ENDED  MARCH  31,  2002.
[  ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
        __________  TO  __________

                       COMMISSION FILE NUMBER  - - 0-21809
                         HOME CITY FINANCIAL CORPORATION
                         -------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 OHIO                                  34-1839475
          -------------------                          ----------
(STATE  OR  OTHER  JURISDICTION  OF     (I.R.S.  EMPLOYER IDENTIFICATION  NO.)
INCORPORATION  OR  ORGANIZATION)

2454  N.  Limestone  Street
Springfield,  Ohio
------------------
                                                            45503
                                                            -----
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)             (ZIP  CODE)

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

As of April 30, 2002, 784,400 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX


                                                                  Page  Number

PART  I     FINANCIAL  INFORMATION

  Item  1.  Financial  Statements  (Unaudited)

            Consolidated  balance  sheets  --                                 3
            March  31,  2002,  and  December  31,  2001

            Consolidated  statements  of  income  --                          4
            Three  months  ended  March  31,  2002  and  2001

            Consolidated  statements  of  changes  in                         5
            shareholders'  equity  --Three  months  ended  March  31,  2002

            Consolidated  statements  of  cash  flows --                      6
            Three  months  ended  March  31,  2002  and  2001

            Notes  to  consolidated  financial  statements                    7
            March  31,  2002,  and  December  31,  2001

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

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.   FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           CONSOLIDATED BALANCE SHEETS



                                                          (Dollars in thousands)
                                                       (Unaudited)
                                                       -----------
                                                         At March 31,     At December 31,
                                                         ------------     ---------------
                                                             2002               2001
                                                             ----               ----
ASSETS
Cash and cash equivalents
 Cash and due from banks . . . . . . . . . . . . . . . . . .  $  1,363   $  2,133
 Interest-bearing demand deposits in other banks . . . . . .       419        638
 Federal funds sold. . . . . . . . . . . . . . . . . . . . .       923      2,239
                                                              ---------  ---------
   Total cash and cash equivalents . . . . . . . . . . . . .     2,705      5,010

Time deposits with original maturities of 90 days or more. .        24         24
Investment securities available-for-sale, at fair value. . .     3,729      4,008
Mortgage-backed securities available-for-sale, at fair value    12,317      9,603
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . .   116,383    115,373
Stock in Federal Home Loan Bank. . . . . . . . . . . . . . .     2,103      2,079
Accrued interest receivable. . . . . . . . . . . . . . . . .       703        671
Properties and equipment . . . . . . . . . . . . . . . . . .     4,246      4,300
Cash surrender value of life insurance . . . . . . . . . . .     2,728      2,695
Deferred income taxes. . . . . . . . . . . . . . . . . . . .       374        169
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .        65         65
Other intangibles. . . . . . . . . . . . . . . . . . . . . .       301        309
Other assets . . . . . . . . . . . . . . . . . . . . . . . .       287        317
                                                              ---------  ---------
                TOTAL ASSETS . . . . . . . . . . . . . . . .  $145,965   $144,623
                                                              =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 96,514   $ 96,403
Federal Home Loan Bank Advances. . . . . . . . . . . . . . .    36,719     35,315
Note payable . . . . . . . . . . . . . . . . . . . . . . . .       306        307
Accrued interest payable . . . . . . . . . . . . . . . . . .       230        234
Advance payments by borrowers for taxes and insurance. . . .        76        142
Other liabilities. . . . . . . . . . . . . . . . . . . . . .       492        547
                                                              ---------  ---------

               TOTAL LIABILITIES . . . . . . . . . . . . . .   134,337    132,948

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 1,000,000 shares
 authorized; none issued . . . . . . . . . . . . . . . . . .         0          0
Common shares, no par value; 5,000,000 shares
 authorized; 952,200 shares issued . . . . . . . . . . . . .         0          0
Additional paid-in capital . . . . . . . . . . . . . . . . .     6,023      6,023
Retained earnings, substantially restricted. . . . . . . . .     8,344      8,365
Treasury shares, at cost . . . . . . . . . . . . . . . . . .    (2,266)    (2,266)
Accumulated other comprehensive income . . . . . . . . . . .        76        112
Common shares purchased by:
 Employee Stock Ownership Plan . . . . . . . . . . . . . . .      (381)      (381)
 Recognition and Retention Plan. . . . . . . . . . . . . . .      (168)      (178)
                                                              ---------  ---------
               TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . .    11,628     11,675
                                                              ---------  ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. .  $145,965   $144,623
                                                              =========  =========



                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                        CONSOLIDATED STATEMENTS OF INCOME




                                                     (Dollars in thousands)
                                                  (Unaudited)     (Unaudited)
                                                3 Months Ended   3 Months Ended
                                                    March 31,        March 31,
                                                -------------    -------------
                                                        2002           2001
                                                -------------  ------------
INTEREST INCOME
Loans. . . . . . . . . . . . . . . .                $  2,241       $  2,497
Mortgage-backed securities . . . . .                     151             15
Investment securities. . . . . . . .                      68             73
Interest-bearing demand deposits . .                       1              4
Federal funds sold . . . . . . . . .                       4             12
                                                    --------       --------

 TOTAL INTEREST INCOME . . . . . . .                   2,465          2,601

INTEREST EXPENSE
Deposits . . . . . . . . . . . . . .                   1,072          1,078
Borrowed funds . . . . . . . . . . .                     498            556
                                                     -------       --------

 TOTAL INTEREST EXPENSE. . . . . . .                   1,570          1,634
                                                     -------       --------

 NET INTEREST INCOME . . . . . . . .                     895            967
Provision for loan losses. . . . . .                      13             10
                                                    --------      ---------

 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES . . . . . . . . .                     882            957

NONINTEREST INCOME
Service charges on deposits. . . . .                      10              7
Life insurance . . . . . . . . . . .                      39             20
Gain on sale of securities, net. . .                       2            134
Other income . . . . . . . . . . . .                     118             82
                                                   ---------      ---------

 TOTAL NONINTEREST INCOME. . . . . .                     169            243

NONINTEREST EXPENSE
Salaries and employee benefits . . .                     518            476
Supplies, telephone and postage. . .                      34             32
Occupancy and equipment. . . . . . .                     141             73
FDIC deposit insurance . . . . . . .                       4              4
Data processing. . . . . . . . . . .                      62             53
Legal, accounting and examination. .                      89             86
Franchise taxes. . . . . . . . . . .                      36             36
Other expenses . . . . . . . . . . .                     115            105
                                                   ---------      ---------

 TOTAL NONINTEREST EXPENSE . . . . .                     999            865
                                                    --------      ---------

 NET INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE . . . . . . . . . . .                      52            335

Federal income tax (benefit) expense                     (13)            67
                                                    ---------     ---------

 NET INCOME. . . . . . . . . . . . .                $      65      $    268
                                                    =========      ========

Earnings per common share - basic. .  $                 0.09   $       0.36
Earnings per common share - diluted.  $                 0.08   $       0.33

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                               Number of shares                                  (Dollars in thousands)

                                                           Common      Common
                                                           shares      shares      Additional
                                  Common      Treasury     purchased   purchased   paid-in      Retained
                                  shares      shares       by ESOP     by RRP      capital      earnings
                               ------------  ---------     ----------  -----------  ----------  --------
December 31, 2000 . . . . . .     952,200     (138,200)    (45,704)    (10,758)    $ 6,026      $ 7,934

Net income. . . . . . . . . .                                                                       782
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $174
Comprehensive income
Purchase of treasury shares .                 (29,600)
Shares allocated under
 Employee Stock
 Ownership Plan . . . . . . .                                7,618
Shares earned under
 Recognition and
 Retention Plan . . . . . . .                                            4,880          (3)
Dividends declared
 ($.44 per share) . . . . . .                                                                      (351)
                                  -------    ---------     -------      ------     --------     --------
Balance at December 31, 2001.     952,200    (167,800)     (38,086)     (5,878)    $  6,023     $ 8,365

Net income. . . . . . . . . .                                                                        65
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $18
Comprehensive income
Shares earned under
 Recognition and
 Retention Plan . . . . . . .                                              500
Dividends declared
 ($.11 per share) . . . . . .                                                                       (86)
                                  --------   --------      --------     -------    --------     --------
March 31, 2002. . .               952,200    (167,800)     (38,086)     (5,378)    $  6,023     $ 8,344
                                  =======    =========     ========     =======    ========     ========

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
        CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY


                                         (Dollars  in  thousands)
                                                 Amounts
                                               -----------
                                               Accumulated
                                               other      Common      Common
                                               compre-    shares      shares       Compre-
                                 Treasury      hensive    purchased    purchased   hensive
                                 shares        income     by ESOP      by RRP      income
                               -------------  ---------  -----------  -----------  -------
December 31, 2000 . . . . . .    $  (1,886)    $  449     $  (457)     $  (260)

Net income. . . . . . . . . .                                                      $  782
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $174. . . . . . . . .                     (337)                              (337)
                                                                                   -------
Comprehensive income. . . . .                                                      $  445
                                                                                   =======
Purchase of treasury shares .         (380)
Shares allocated under
 Employee Stock
 Ownership Plan . . . . . . .                                  76
Shares earned under
 Recognition and
 Retention Plan . . . . . . .                                                82
Dividends declared
 ($.44 per share)
                                  ---------     -----     -------       -------
Balance at December 31, 2001.    $  (2,266)    $  112    $  (381)      $  (178)

Net income. . . . . . . . . .                                                       $  65
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $18 . . . . . . . . .                     (36)                                (36)
                                                                                   -------
Comprehensive income. . . . .                                                       $  29
                                                                                    ======
Shares earned under
 Recognition and
 Retention Plan . . . . . . .                                              10
Dividends declared
 ($.11 per share)
                                 ---------     -------   --------      --------
March 31, 2002. . . . . . . .    $  (2,266)    $  76     $  (381)      $  (168)
                               =============  =========  ========      =========

-----------------------------
See accompanying notes.


                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                     (Dollars in thousands)
                                                                           (Unaudited)
                                                                      3 Months    3 Months
                                                                        Ended       Ended
                                                                      March 31,    March 31,
                                                                     ---------     --------
                                                                        2002         2001
                                                                     ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  65           $ 268
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Premium amortization, net of discount accretion. . . . . . . .       26               4
   Provision for loan losses. . . . . . . . . . . . . . . . . . . .     13              10
   (Gain) loss on sale of securities. . . . . . . . . . . . . . . .     (2)           (134)
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .     61              21
   Amorization of goodwill and intangibles. . . . . . . . . . . . .      8              14
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .   (214)             26
   Life insurance income, net of expenses . . . . . . . . . . . . .    (33)            (16)
   Employee Stock Ownership Plan compensation expense . . . . . . .     24              24
   Recognition and Retention Plan compensation expense. . . . . . .     23              24
   FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . .    (24)            (34)
   Net change in:
     Accrued interest receivable. . . . . . . . . . . . . . . . .      (32)            (33)
     Accrued interest payable . . . . . . . . . . . . . . . . . . .     (4)             18
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . .     30             468
     Other liabilities. . . . . . . . . . . . . . . . . . . . . . .    (55)           (448)
                                                                     -------       --------
 NET CASH (USED)  PROVIDED BY OPERATING ACTIVITIES. . . . . . . . .   (114)            212
                                                                     ------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale . . . . . . . . . . . . .      0          (2,551)
Proceeds from sales of securities available-for-sale. . . . . . .      275           1,888
Proceeds from maturities of securities available-for-sale . . . . .      0             400
Purchase of mortgage-backed securities available-for-sale . . . . . (4,024)           (976)
Collections on mortgage-backed securities available-for-sale. . . .    904              16
Proceeds from sale of mortgage-backed securities available-for-sale    312               0
Purchase of  Life Insurance . . . . . . . . . . . . . . . . . . . .      0          (1,510)
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .  1,023)         (4,071)
Purchases of properties and equipment . . . . . . . . . . . . . . .     (7)         (1,270)
Purchase of FHLB stock. . . . . . . . . . . . . . . . . . . . . . .      0            (167)
                                                                    -------        --------
 NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . (3,563)         (8,241)
                                                                    -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .    111           7,440
Net increase (decrease) in short-term FHLB advances . . . . . . . .  1,500          (3,700)
Proceeds from new long-term FHLB advances . . . . . . . . . . . . .      0           6,994
Payments on long-term FHLB advances . . . . . . . . . . . . . . . .    (96)         (1,612)
Net change in advance payments by borrowers for taxes and insurance    (66)            (57)
Payments on notes payable . . . . . . . . . . . . . . . . . . . . .     (1)             (6)
Distribution of common shares by Recognition and Retention Plan . .     10               8
Purchase of treasury shares . . . . . . . . . . . . . . . . . . . .      0             (34)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .    (86)            (89)
                                                                     ------        --------
 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . .  1,372           8,944
                                                                     ------        --------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . (2,305)            915
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . .  5,010           1,593
                                                                     ------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . .$ 2,705         $ 2,508
                                                                   ========        ========

-----------------------------------
See accompanying notes.


                         HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2002, AND DECEMBER 31, 2001

                                   (UNAUDITED)

NOTE  1.     BASIS  OF  PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of March 31, 2002, and December 31, 2001, and the consolidated results of operations and the cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE  2.       ALLOWANCE  FOR  LOAN  LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:



                                       (Dollars in thousands)
                                       Three
                                   Months Ended          Year Ended
                                     March 31,          December 31,
                                       2002                 2001
                                  -------------       --------------
Balance, beginning of period         $  517              $  532
Provision for loan losses. .             13                 140
Charge-offs. . . . . . . . .            (11)               (180)
Recoveries . . . . . . . . .             13                  25
                                    ---------            -------

Balance, end of period . . .         $  532              $  517
                                    ========             =======

NOTE  3.  ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK

Borrowings at March 31, 2002, consisted of five short-term advances totaling $2.3 million and nineteen long-term advances totaling $34.4 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled  maturities  of  advances  from  the  FHLB  were  as  follows:





                                                 (Dollars in thousands)
                            At March 31, 2002                      At December 31, 2001
                ------------------------------------------    -------------------------------------
                              Range of      Weighted-                    Range of      Weighted-
                              interest      average                      interest      average
                Amount        rates         interest rate     Amount     rates         interest rate
                --------      ----------     --------------   --------    ---------    --------------
Due within
one year. . .  $ 2,287        1.90%-6.05%    2.10%            $   728     2.30%         2.30%

After one but
within five
years . . . .  $ 2,818        6.35%-8.35%    6.94%            $ 2,742     6.05%-8.35%   6.90%

After five
years . . . .  $31,614        3.30%-6.84%    5.65%            $31,845     3.30%-7.28%   5.66%


NOTE  4.     REGULATORY  CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2002.




                                                        (Dollars in thousands)

                                                                                 To be
                                                                         Categorized as "Well
                                                                           Capitalized" Under
                                                          For Capital       Prompt Corrective
                                       Actual          Adequacy Purposes    Action Provisions
                                ---------------------  ------------------  ------------------
                                Amount       Ratio       Amount    Ratio      Amount    Ratio
                                ---------  ----------    -------   --------   -------   -----
Total Risk-Based Capital
     (To Risk-Weighted Assets)  $ 11,663      10.9%       $ 8,559   8.0%      $10,698   10.0%

Tier I Capital
     (To Risk-Weighted Assets)  $ 11,150      10.4%         N/A     N/A       $ 6,419    6.0%

Tier I Capital
    (To Total Assets). . . . .  $ 11,150       7.6%       $ 5,836   4.0% *    $ 7,295    5.0%

Tangible Capital
    (To Total Assets). . . . .  $ 11,150       7.6%       $ 2,189   1.5%  N/A      N/A

* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE  5.     EARNINGS  PER  SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP"), and stock options granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.





                                                         For the Three Months Ended
                                                        ----------------------------
                                                               March 31, 2002
                                                        ----------------------------
                                                                  Weighted-
                                                                   average         Per
                                               Income               Shares       Share
                                              (Numerato)         (Denominator)  Amount
                                              ----------         -------------  -------
Basic EPS
    Income available to common shareholders.  $ 65,346            740,658       $  0.09

    Effective of dilutive securities
    RRP shares . . . . . . . . . . . . . . .         0              5,656
    ESOP shares. . . . . . . . . . . . . . .         0             38,086
    Stock options* . . . . . . . . . . . . .         0                  0
                                              ---------           -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions . . . . . . . . . . .  $ 65,346            784,400       $  0.08


*Because the exercise prices of the options exceed the fair market value at March 31, 2002, the shares subject to options are not included in Calculating diluted earnings per share.


                                               For the Three Months Ended
                                              ----------------------------
                                                     March 31, 2001
                                              ----------------------------
                                                         Weighted-
                                                         average        Per
                                             Income      Shares         Share
                                             (Numerator) (Denominator)  Amount
                                             ----------- ------------- -------
Basic EPS
   Income available to common shareholders.   $268,309    756,830       $ 0.36

   Effective of dilutive securities
   RRP shares. . . . . . . . . . . . . . . .         0     10,536
   ESOP shares.  . . . . . . . . . . . . . .         0     45,704
   Stock options*. . . . . . . . . . . . . .         0          0
                                              --------    -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions . . . . . . . . . . .  $268,309    813,070      $  0.33

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

     The Company is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of the Bank. The Bank conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank also originates loans for the construction of residential real estate. The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

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

     The Bank is a member of the FHLB, conducting its business through its two offices located in Springfield, Ohio. The primary market area of the Bank is Clark County, Ohio, and contiguous counties.

                         CHANGES IN FINANCIAL CONDITION

     At March 31, 2002, the consolidated assets of the Company totaled $146.0 million, an increase of $1.3 million, or 0.93%, from $144.6 million at December 31, 2001. The increase in total assets was primarily the result of a $1.0 million increase in loans receivable funded by a $1.4 million increase in advances from the FHLB.

     Net loans receivable increased by $1.0 million, or 0.88%, to $116.4 million at March 31, 2002, compared to $115.4 million at December 31, 2001. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     Total cash and cash equivalents decreased by $2.3 million during the first quarter of 2002. Federal funds sold and other overnight deposits decreased by $1.3 million, or 58.78%, from $2.2 million at December 31, 2001. Total cash and balances due from banks decreased by $770,000 from the December 31, 2001, balances. The decrease in these balances is indicative of reemployment of these funds in higher yielding investments, which primarily were the mortgage-backed securities.

     During the three months ended March 31, 2002, principal payments totaling $904,000 were received on mortgage-backed and related securities ("MBS"). During the same three-month period, $4.0 million was used to purchase additional securities.

     Deposit liabilities remained relatively unchanged, increasing $111,000, or 0.12%, from $96.4 million at December 31, 2001, to $96.5 million at March 31, 2002. Deposits increased despite management's purposeful diminishment of brokered savings deposits.

     Advances from the FHLB increased $1.4 million, or 3.98%, from $35.3 million at December 31, 2001, to $36.7 million at March 31, 2002. The funds obtained were utilized mainly to support the increased loan demand.

     Total shareholders' equity remained relatively constant, decreasing $47,000, or 0.40%, from December 31, 2001, to March 31, 2002. This decrease was primarily the result of the $65,000 of first quarter 2002 income being offset by the $36,000 decrease in accumulated other comprehensive income and the $86,000 cash dividend payment.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of Home City's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2002, the Bank's regulatory liquidity ratio was 5.39%. At such date, the Bank had commitments to originate loans totaling $13.1 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at March 31, 2002.

     On January 28, 2002, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 4, 2002, paid on March 15, 2002.


                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001

     GENERAL. Net income decreased $203,000, or 75.75%, from $268,000 for the three months ended March 31, 2001, to $65,000 for the three months ended March 31, 2002. This decrease is the result of decreases in net interest income and noninterest income as well as an increase in noninterest expense.

     INTEREST  INCOME.  The  $14.8  million  increase  in average earning assets offset by a decrease in yields resulted in a decrease in interest income of $136,000, or 5.23%, for the three months ended March 31, 2002, compared to the same period in 2001. The decrease in yields caused a decline of $434,000 in interest income, which was partially offset to the extent of $297,000 due to an increase in the amount of average interest-earnings assets.

     INTEREST EXPENSE. Interest expense on deposit liabilities decreased $6,000, or 0.56%, for the three months ended March 31, 2002, as compared to the same period in 2001. Total average deposits increased by $17.6 million comparing the quarters ended March 31, 2002 and 2001, but the average interest rate paid on interest-bearing deposits decreased by 113 basis points from 5.77% for the three months ended March 31, 2001, to 4.64% for the same period in 2002. The average balance of FHLB advances decreased from $36.8 million for the three-month period ended March 31, 2001, to $36.1 million for the same period in 2002 and, coupled with a 44 basis point decrease in rates paid, resulted in a decrease in interest on FHLB advances of $50,000 for the three months ended March 31, 2002, compared to the same period in 2001.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $12,500, and there were $2,000 in net recoveries during the three months ended March 31, 2002, compared to a $10,000 provision and no net charge-offs or recoveries during the three months ended March 31, 2001. The provision was increased based upon the results of the ongoing loan reviews and the composition of the loan portfolio.

     NONINTEREST INCOME. Noninterest income decreased by $74,000 for the three months ended March 31, 2002, compared to the same period in 2001. The decrease was the result of last year's recognition of a $134,000 gain on the sale of investment securities versus only a $2,000 gain in the first quarter of this year. The decrease in the gain on sale of securities was partially offset by both a $27,000 increase in the gross income generated by operations of Home City Insurance Agency, Inc., the wholly owned subsidiary of the Company, as well as a $19,000 increase in earnings on the bank owned life insurance.

     NONINTEREST EXPENSE. Noninterest expense increased $134,000, or 15.49%, to $999,000 for the three months ended March 31, 2002, from $865,000 in the comparable period in 2002. Of this increase, $42,000 was attributable to an increase in compensation and benefit expense in 2002, reflecting the addition of staff related to the growth of the Bank and the insurance agency subsidiary. Likewise occupancy and equipment expenses increased $68,000, or 93.15%, reflecting operating costs associated with the new main office which opened in July, 2001. The annualized ratio of noninterest expense to average total assets was 2.75% and 2.68% for the three months ended March 31, 2002 and 2001, respectively.

     INCOME TAXES. The provision for income taxes decreased $80,000 for the three months ended March 31, 2002, compared with the prior year, primarily as a result of decreased net income and the composition of the taxable and non-taxable income for the quarter.

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

     Not  Applicable

ITEM 3 - DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable

ITEM 4 - SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On April 23, 2002, the Corporation held its Annual Meeting of
     Shareholders.

     Each of the five directors nominated were elected to terms expiring in 2003 by the following votes:

     Glenn  W.  Collier  For: 627,612  Withheld: 7,850  Broker Non-votes  0
     John  D. Conroy     For: 633,612  Withheld: 1,850  Broker Non-votes  0
     James  Foreman      For: 629,457  Withheld: 6,005  Broker Non-votes  0
     Terry  A.  Hoppes   For: 633,612  Withheld: 1,850  Broker Non-votes  0
     Douglas L. Ulery    For: 614,896  Withheld:20,566  Broker Non-votes  0

     One other matter was submitted to the shareholders, for which the Following votes were cast:

     Ratification of the selection of Dixon, Francis, Davis & Company as the auditors of Home City Financial
     Corporation for the current year:

     For:     632,512     Against:     1,000     Abstain:     1,950
              -------                  -----                  -----
     Broker-Non-votes:     0
                         ---


ITEM  5  -  OTHER  INFORMATION

      Not  Applicable


ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

      a. No  report on Form 8-K was filed during the quarter ended
         March 31, 2002.
      b. Exhibit  99  Safe  Harbor Under the Private Litigation Reform
                      ------------------------------------------------
                      Act  of  1995.
                      --------------

SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HOME  CITY  FINANCIAL  CORPORATION



Date:       May 15, 2002
-----------------------------            ----------------------------------
                                         Douglas  L.  Ulery
                                         President


 Date:       May 15, 2002
----------------------------             ----------------------------------
                                         Charles  A.  Mihal
                                         Treasurer  and  Chief
                                         Financial  Officer