Form 10QSB
period 2002-06-30
HOME CITY FINANCIAL CORP
filed 2002-08-13
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark  One)
[  X  ]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
            SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD
            ENDED  JUNE  30,  2002

[    ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE SECURITIES
           EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
           _________  TO  __________

                        COMMISSION FILE NUMBER  - 0-21809
                         HOME CITY FINANCIAL CORPORATION
                         -------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         OHIO                                          34-1839475
         ----                                          ----------
(STATE  OR  OTHER  JURISDICTION  OF     (I.R.S.  EMPLOYER  IDENTIFICATION  NO.)
INCORPORATION  OR  ORGANIZATION)

2454  North  Limestone  Street
Springfield,  Ohio                                  45503
------------------                                  -----
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)     (ZIP  CODE)

                                (937)  390-0470
                                ---------------
                          (ISSUER'S TELEPHONE NUMBER)

                                      N/A
                                      ---
(FORMER  NAME,  FORMER  ADDRESS  AND  FORMER  FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)


As of August 5, 2002, 784,400 common shares of stock of the Registrant were outstanding. There were no preferred shares outstanding.


                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                                   FORM 10-QSB
                                      INDEX
                                                                  Page  Number

PART  I  FINANCIAL  INFORMATION

     ITEM
     1.  Financial  Statements  (Unaudited)

     Consolidated  balance  sheets                                          3
          June  30,  2002,  and  December  31,  2001

     Consolidated  statements  of  income                                   4
          Three  and  six  months  ended  June  30,  2002  and  2001

     Consolidated  statements  of  changes  in                              5
          shareholders'  equity  Six  months  ended  June  30,  2002

     Consolidated  statements  of  cash  flows                              6
          Six  months  ended  June  30,  2002  and  2001

     Notes  to  consolidated  financial                                     7
          statements   June  30,  2002,  and  December  31,  2001

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                       CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                          (Dollars in thousands)
                                                                              At
                                                                              --
                                                             At June 30,  December 31,
                                                            -----------   ------------
                                                                  2002      2001
                                                                  ----     -----

ASSETS
Cash and cash equivalents
Cash and due from banks . .          . . . . . . . . . . . .  $  1,868   $  2,133
Interest-bearing demand deposits in other banks          . .     3,199        638
Federal funds sold. . .          . . . . . . . . . . . . . .     1,518      2,239
                                                              ---------  ---------
Total cash and cash equivalents .  . . . . . . . . . . . . .     6,585      5,010

Time deposits with original maturities of 90 days or more. .        24         24
Investment securities available for sale, at fair value. . .     5,261      4,008
Mortgage-backed securities available for sale, at fair value     3,985      9,603
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . .   118,827    115,373
Stock in Federal Home Loan Bank. . . . . . . . . . . . . . .     2,127      2,079
Accrued interest receivable. . . . . . . . . . . . . . . . .       601        671
Properties and equipment . . . . . . . . . . . . . . . . . .     4,187      4,300
Cash surrender value of life insurance . . . . . . . . . . .     2,761      2,695
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .        65         65
Other intangibles. . . . . . . . . . . . . . . . . . . . . .       294        309
Deferred income taxes. . . . . . . . . . . . . . . . . . . .       482        169
Other assets . . . . . . . . . . . . . . . . . . . . . . . .     1,023        317
                                                              ---------  ---------
TOTAL ASSETS. . . . . . . . . . .  . . . . . . . . . . . . .  $146,222   $144,623
                                                              =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 98,365   $ 96,403
Federal Home Loan Bank Advances. . . . . . . . . . . . . . .    35,123     35,315
Note payable . . . . . . . . . . . . . . . . . . . . . . . .       304        307
Accrued interest payable . . . . . . . . . . . . . . . . . .       208        234
Advance payments by borrowers for taxes and insurance. . . .        29        142
Other liabilities. . . . . . . . . . . . . . . . . . . . . .       622        547
                                                              ---------  ---------
TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . .   134,651    132,948

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 1,000,000 shares . . . . . .         0          0
authorized; none issued
Common shares, no par value; 5,000,000 shares. . . . . . . .         0          0
authorized; 952,200 shares issued
Additional paid-in capital . . . . . . . . . . . . . . . . .     6,023      6,023
Retained earnings, substantially restricted. . . . . . . . .     8,398      8,365
Treasury shares, at cost . . . . . . . . . . . . . . . . . .    (2,266)    (2,266)
Accumulated other comprehensive income . . . . . . . . . . .       (35)       112
Common shares purchased by:
Employee Stock Ownership Plan  . . . . . . . . . . . . . . .      (381)      (381)
Recognition and Retention Plan.  . . . . . . . . . . . . . .      (168)      (178)
                                                              ---------  ---------
TOTAL SHAREHOLDERS' EQUITY.  . . . . . . . . . . . . . . . .    11,571     11,675
                                                              ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.  . . . . . . . .  $146,222   $144,623
                                                              =========  =========

-----------------------------------------
See accompanying notes.


                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                (Dollars in thousands)


                                      3 Months     3 Months     6 Months     6 Months
                                      Ended         Ended       Ended        Ended
                                      June 30,      June 30,    June 30,     June 30,
                                      --------     --------     --------     --------
                                      2002          2001        2002         2001
                                      ----          ----        ----         ----
INTEREST INCOME
Loans . . . . . . . . . . . . . . .  $2,246        $2,490      $4,487       $4,987
Mortgage-backed securities. . . . .     195            28         346           43
Investment securities . . . . . . .      58            78         126          151
Interest-bearing demand deposits. .       2             2           3            6
Federal funds sold. . . . . . . . .       6            11          10           23
                                     ------        ------      ------       ------

TOTAL INTEREST INCOME .     . . . .   2,507         2,609        4,972       5,210

INTEREST EXPENSE
Deposits. . . . . . . . . . . . . .   1,022         1,135        2,094       2,213
Borrowed funds. . . . . . . . . . .     506           535        1,004       1,091
                                     ------        ------       ------      ------

TOTAL INTEREST EXPENSE.     . . . .   1,528         1,670        3,098       3,304
                                     ------         ------       ------     ------

NET INTEREST INCOME . . . . . .         979           939        1,874       1,906
Provision for loan losses . . . . .     236            10          249          20
                                     ------        ------       ------      ------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES .             743           929        1,625       1,886

NONINTEREST INCOME
Service charges on deposits . . . .       8             7           18          14
Life insurance. . . . . . . . . . .      38            34           77          54
Gain on sale of securities, net . .     256             0          258         134
Other income. . . . . . . . . . . .     133           129          251         211
                                     ------        ------       ------      ------

TOTAL NONINTEREST INCOME. . . .         435           170          604         413

NONINTEREST EXPENSE
Salaries and employee benefits. . .     505           490        1,023         966
Supplies, telephone and postage . .      26            47           60          79
Occupancy and equipment . . . . . .     135            69          276         142
FDIC deposit insurance. . . . . . .       4             3            8           7
Data processing . . . . . . . . . .      60            50          122         103
Legal, accounting and examination .     103            70          192         156
Franchise taxes . . . . . . . . . .      36            36           72          72
Other expenses. . . . . . . . . . .     137           107          252         212
                                     ------        ------       ------      ------

TOTAL NONINTEREST EXPENSE . . .       1,006           872        2,005       1,737
                                     ------        ------       ------      ------
NET INCOME BEFORE FEDERAL
INCOME TAX EXPENSE. . . . .             172           227          224         562
Federal income tax expense. . . . .      33            38           20         105
                                     ------        ------       ------      ------

NET INCOME. . . . . . . . . . .      $  139        $  189       $  204      $  457
                                     ======        ======       ======      ======

Earnings per common share - basic .  $ 0.19        $ 0.25       $ 0.28      $ 0.61
Earnings per common share - diluted  $ 0.18        $ 0.23       $ 0.26      $ 0.56

---------------------------------
See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)




                                     NUMBER OF SHARES

                                                      Common     Common
                                                      shares     shares
                                Common     Treasury   purchased  purchased
                                shares     shares     by ESOP    by RRP
                                 ------     ------    -------    ------
December 31, 2000 . . . . . .   952,200   (138,200)   (45,704)   (10,758)
Net income
Other comprehensive income
Change in unrealized
gain (loss) on securities
available for sale, net of
deferred income
tax of $174
Comprehensive income
Purchase of treasury shares .              (29,600)
Shares allocated under
Employee Stock
Ownership Plan. . . . . . . .                          7,618
Shares earned under
Recognition and
Retention Plan. . . . . . . .                                      4,880
Dividends declared
($.44 per share). . . . . . .   _______   ________    _______     ______
Balance at December 31, 2001.   952,200   (167,800)   (38,086)    (5,878)

Net income
Other comprehensive income
Change in unrealized
gain (loss) on securities
available for sale, net of
deferred income
tax of $(75)
Comprehensive income
Shares earned under
Recognition and
Retention Plan. . . . . . . .                                        500
Dividends declared
($.22 per share). . . . . . .  ________   ________   ________    ________
                               ---------  ---------  ---------  ---------
June 30, 2002 . . . . . . . .   952,200   (167,800)   (38,086)    (5,378)
                               =========  =========  =========  =========

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)




                                                       (Dollars in thousands)
                                                               Amounts
                                                                 Accumu-
                                                                 lated
                                                                 other     Common     Common
                                Additional                       compre-   shares     shares     Compre-
                                paid-in     Retained Treasury    hensive   purchased  purchased  hensive
                                capital     earnings shares      income    by ESOP    by RRP     income
                                -------     -------- ------     ------     -------     ------     ------
December 31, 2000 . . . . . .  $   6,026   $7,934   $  (1,886)  $  449     $  (457)    $  (260)
Net income. . . . . . . . . .                 782                                                 $  782
Other comprehensive income
Change in unrealized
gain (loss) on securities
available for sale, net of
deferred income
tax of $174 . . . . . . . . .                                     (337)                            (337)
                                                                                                  ------
Comprehensive income. . . . .                                                                     $  445
                                                                                                  ======
Purchase of treasury shares .                            (380)
Shares allocated under
Employee Stock
Ownership Plan . . . . . . .                                                    76
Shares earned under
Recognition and
Retention Plan . . . . . . .         (3)                                                    82
Dividends declared
($.44 per share). . . . . . .     ______     (351)    ________  ______     _______        _______
                                           -------
Balance at December 31, 2001.  $   6,023   $8,365   $  (2,266)  $  112    $  (381)      $ (178)

Net income. . . . . . . . . .                 204                                                $  204
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
available for sale, net of
deferred income
tax of $(75). . . . . . . . .                                     (147)                            (147)
                                                                                                  ------
Comprehensive income. . . . .                                                                     $  57
                                                                                                  ======
Shares earned under
Recognition and
Retention Plan. . . . . . . .                                                                10
Dividends declared
($.22 per share). . . . . . .   ________     (171)    _______    _______    ________    ________
                               ----------  -------  ----------  ---------  ----------  ----------
June 30, 2002 . . . . . . . .  $   6,023   $8,398   $  (2,266)  $  (35)    $  (381)     $ (168)
                               ==========  =======  ==========  =========  ==========   ========

------------------------------------------
See  accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)




                                                               (Dollars in thousands)

                                                                     6 Months   6 Months
                                                                     Ended      Ended
                                                                     June 30,   June 30,
                                                                     --------   --------
                                                                      2002      2001
                                                                      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   204   $   457
Adjustments to reconcile net income to net cash
provided by operating activities:
Premium amortization, net of discount accretion . . . . . . . . . .       40         0
Provision for loan losses . . . . . . . . . . . . . . . . . . . . .      249        20
(Gain) loss on sale of securities . . . . . . . . . . . . . . . . .     (258)     (134)
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .      121        43
Amortization of goodwill and intangibles. . . . . . . . . . . . . .       15        28
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .     (369)     (187)
Life insurance income, net of expenses. . . . . . . . . . . . . . .      (66)      (45)
Employee Stock Ownership Plan compensation expense. . . . . . . . .       48        40
Recognition and Retention Plan compensation expense . . . . . . . .       45        45
FHLB stock dividends. . . . . . . . . . . . . . . . . . . . . . . .      (48)      (70)
Net change in:
Accrued interest receivable . . . . . . . . . . . . . . . . . . . .       70        22
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .      (26)        4
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (706)      423
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       75      (350)
                                                                     --------  --------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . .     (606)      296
                                                                     --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale . . . . . . . . . . . . .   (3,886)   (2,617)
Proceeds from sales of securities available for sale. . . . . . . .    2,649     1,938
Proceeds from maturities of securities available for sale . . . . .       25       400
Purchase of mortgage-backed securities available for sale . . . . .   (6,079)     (976)
Collections on mortgage-backed securities available for sale. . . .    1,611        94
Proceeds from sale of mortgage-backed securities available for sale   10,079         0
Purchase of  life insurance . . . . . . . . . . . . . . . . . . . .        0    (1,510)
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .   (3,703)   (3,045)
Purchases of properties and equipment . . . . . . . . . . . . . . .       (8)   (1,663)
Purchase of FHLB stock. . . . . . . . . . . . . . . . . . . . . . .        0      (167)
                                                                     --------  --------
NET CASH (USED) PROVIDED IN INVESTING ACTIVITIES. . . . . . . . . .      688    (7,546)
                                                                     --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .    1,962     8,141
Net decrease in short-term FHLB advances. . . . . . . . . . . . . .        0    (4,700)
Proceeds from new long-term FHLB advances . . . . . . . . . . . . .        0    11,000
Payments on long-term FHLB advances . . . . . . . . . . . . . . . .     (192)   (5,722)
Net change in advance payments by borrowers for taxes and insurance     (113)       (7)
Payments on note payable. . . . . . . . . . . . . . . . . . . . . .       (3)      (12)
Distribution of common shares by Recognition and Retention Plan . .       10         8
Purchase of treasury shares . . . . . . . . . . . . . . . . . . . .        0      (130)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .     (171)     (178)
                                                                     --------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . .    1,493     8,400
                                                                     --------  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .    1,575     1,150
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . .    5,010     1,593
                                                                     --------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . .  $ 6,585   $ 2,743
                                                                     ========  ========

--------------------------------------------
See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 2002, AND DECEMBER 31, 2001

                                   (UNAUDITED)



NOTE  1.     BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of June 30, 2002, and December 31, 2001, and the consolidated results of operations and the cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results, which may be expected for the entire fiscal year.

NOTE 2.     ALLOWANCE FOR LOAN LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:



                            (Dollars  in  thousands)
                              Six
                              Months
                              Ended     Year Ended
                              June 30   December 31,
                               2002      2001
                               ----     ----
Balance, beginning of period  $ 517   $ 532
Provision for loan losses. .    249     140
Charge-offs. . . . . . . . .   (336)   (180)
Recoveries . . . . . . . . .     16      25
                              ------  ------

Balance, end of period . . .  $ 446   $ 517
                              ======  ======

NOTE  3.     ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK

Borrowings at June 30, 2002, consisted of three short-term advances totaling $772,000 and nineteen long-term advances totaling $34.3 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

NOTE  3.     ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK

Borrowings at June 30, 2002, consisted of three short-term advances totaling $772,000 and nineteen long-term advances totaling $34.3 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled  maturities  of  advances  from  the  FHLB  were  as  follows:



                                         (Dollars in thousands)
                               At  June  30,  2002           At  December  31,  2001
                               -------------------          ------------------------
                          Range of       Weighted-                   Range of       Weighted-
                          Interest       Average                     Interest       Average
               Amount     Rates          interest rate   Amount      Rates          interest rate
               ---------  -------------  --------------  ----------  -------------  --------------

Due within
one year. . .  $  772     2.20% - 6.05%  2.41%           $  728     2.30%           2.30%

After one but
Within five
Years . . . .  $4,343     6.35% - 8.35%  6.76%           $2,742     6.05% - 8.35%   6.90%

After five
Years . . . .  $30,008    3.30% - 6.84%  5.61%           $31,845    3.30% - 7.28%   5.66%


NOTE  4.     REGULATORY  CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2002.




                                                 (Dollars in thousands)

                                                                                                          To be
                                                                                               Categorized as "Well
                                                                                                 Capitalized" Under
                                                                           For Capital            Prompt Corrective
                                         Actual                        Adequacy Purposes         Action Provisions
                                  ---------------------               ------------------         ------------------
                           Amount                 Ratio               Amount       Ratio           Amount   Ratio
                           ------                 ------              -------      ------          -------  ------
Total Risk-Based Capital
(To Risk-Weighted Assets)  $11,582               10.8%                $ 8,607      8.0%           $10,759   10.0%

Tier I Capital
(To Risk-Weighted Assets)  $11,236               10.4%                N/A          N/A            $ 6,455    6.0%

Tier I Capital
(To Total Assets) . . . .  $11,236                7.7%                $ 5,827      4.0% *         $ 7,284    5.0%

Tangible Capital
(To Total Assets) . . . .  $11,236                7.7%                $ 2,185      1.5%           N/A      N/A


* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE  5.     EARNINGS  PER  SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP"), and stock options granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.




                                                For the Three Months Ended
                                                --------------------------
                                                       June 30, 2002
                                                       -------------
                                                          Weighted-
                                                          Average       Per
                                            Income        Shares        Share
                                            (Numerator)  (Denominator)  Amount
                                           ------------  -------------  -------

Basic EPS
Income available to common shareholders .  $138,961        740,936      $  0.19

Effect of dilutive securities
RRP shares. . . . . . . . . . . . . . . .         0          5,378
ESOP shares . . . . . . . . . . . . . . .         0         38,086
Stock options * . . . . . . . . . . . . .         0              0
                                           --------        --------

Diluted EPS
Income available to common shareholders +
assumed conversions . . . . . . . . . . .  $138,961        784,400      $  0.18


*Because the exercise prices of the options exceed the fair market value at June 30, 2002, the shares subject to options are not included in calculating diluted earnings per share.


                                                   For the Six Months Ended
                                                   ------------------------
                                                        June 30, 2002
                                                        -------------
                                                         Weighted-
                                                         Average        Per
                                           Income        Shares         Share
                                           (Numerator)  (Denominator)   Amount
                                           ------------  -------------  -------
Basic EPS
Income available to common shareholders .  $204,307       740,797        $ 0.28

Effect of dilutive securities
RRP shares. . . . . . . . . . . . . . . .         0         5,517
ESOP shares . . . . . . . . . . . . . . .         0        38,086
Stock options * . . . . . . . . . . . . .         0             0
                                           --------      ---------

Diluted EPS
Income available to common shareholders +
assumed conversions . . . . . . . . . . .  $204,307       784,400        $ 0.26

*Because the exercise prices of the options exceed the fair market value at June 30, 2002, the shares subject to options are not included in calculating diluted earnings per share.



                                             For the Six Months Ended
                                             ------------------------
                                                 June 30, 2001
                                                 -------------
                                                       Weighted-
                                                       Average   Per
                                            Income     Shares    Share

Basic EPS
Income available to common shareholders .  $456,605    754,565   $ 0.61

Effect of dilutive securities
RRP shares. . . . . . . . . . . . . . . .         0     10,397
ESOP shares . . . . . . . . . . . . . . .         0     45,704
Stock options . . . . . . . . . . . . . .         0      1,668
                                           --------     -------

Diluted EPS
Income available to common shareholders +
assumed conversions . . . . . . . . . . .  $456,605    812,334   $ 0.56

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SAFE  HARBOR  CLAUSE

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors, which could affect actual results, include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. See Exhibit 99.1 attached hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated by reference.

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

                         CHANGES IN FINANCIAL CONDITION

     At June 30, 2002, the consolidated assets of the Company totaled $146.2 million, an increase of $1.6 million, or 1.11%, from $144.6 million at December 31, 2001. The increase in total assets was primarily the result of increases in loans receivable, cash and cash equivalents, investment securities available for sale and cash surrender value of life insurance policies, funded primarily by a $5.6 million decrease in mortgage-backed securities available for sale.

     Net loans receivable increased by $2.4 million during the three months ended June 30, 2002, which was more than double the $1.0 million increase experienced during the first three months of 2002. The net increase in loans outstanding since December 31, 2001, was $3.5 million, or 2.99%. The increase was primarily in the non-residential real estate and commercial loan portfolio.

     The investment securities available for sale increased $1.3 million, or 31.26%, to $5.3 million from $4.0 million at December 31, 2001. The increase was funded primarily by the reemployment of funds that had been invested in mortgage-backed securities during the first two quarters of 2002.

     Total cash and cash equivalents increased by $3.9 million during the second quarter of 2002, more than offsetting the $2.3 million decrease experienced in the first quarter of 2002. Federal funds sold and other overnight deposits increased $1.8 million, or 63.96%, from $2.9 million at December 31, 2001. Total cash and balances due from correspondent banks decreased by $265,000 from the December 31, 2001, balances.

     Deposit liabilities increased $1.9 million, or 1.92%, from $96.5 million at March 31, 2002, to $98.4 million at June 30, 2002. This increase is in addition to the $111,000 increase experienced during the first quarter of 2002. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

     FHLB Advances decreased $1.6 million, or 4.35%, from $36.7 million at March 31, 2002, to $35.1 million at June 30, 2002. The funds obtained from additional deposits and the sales of mortgage-backed securities were utilized to repay several of the outstanding advances.

     Total shareholders' equity remained relatively constant, decreasing $104,000, or 0.89%, from December 31, 2001, to June 30, 2002. This decrease was primarily the result of $204,000 in earnings for the first six months of 2002 and the $10,000 RRP distribution being offset by the $171,000 cash dividend payments and the $147,000 unrealized losses on securities available for sale.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance liquid assets bears to the sum of Home City's average balance of net withdrawable deposit accounts and borrowings payable in one year of less. At June 30, 2002, the Bank's regulatory liquidity ratio was 4.65%. At such date, the Bank had commitments to originate loans totaling $12.3 million, no commitments to purchase or sell loans and no remaining commitment for office construction. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at June 30, 2002.

     On January 28, 2002, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on March 4, 2002, paid on March 15, 2002. On May 28, 2002, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on June 10, 2002, paid on June 17, 2002.


                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2002  AND  2001

     GENERAL. Net income decreased $50,000, or 26.46%, from $189,000 for the three months ended June 30, 2001, to $139,000 for the three months ended June 30, 2002. This decrease was primarily attributed to a $226,000 increase in the provision for possible loan losses and $134,000 more in noninterest expense which was partially offset by an increase of $265,000 in noninterest income, an increase of $40,000 in net interest income and a decrease of $5,000 in the provision for federal income tax expense.

     INTEREST INCOME. The decrease in yield on earning assets of 109 basis-points, from 8.40% to 7.31%, contributed to the decrease in interest income $102,000, or 3.91%, for the three months ended June 30, 2002, compared to the same period in 2001. The $13.0 million increase in average earning assets contributed to an increase in interest income of $218,000, while the decrease in yields on earning assets decreased income by $320,000, compared to the same three month period in 2001. The decrease is attributed mainly to a decrease in interest income on loans resulting from decreasing yields.

INTEREST EXPENSE. Interest expense on deposit liabilities decreased $113,000, or 9.96%, for the three months ended June 30, 2002, as compared to the same period in 2001. The total average deposits increased by $13.1 million comparing the quarter ended June 30, 2002 to 2001, but the average interest rate paid on interest-bearing deposits decreased by 130 basis points from 5.71% for the three months ended June 30, 2001, to 4.41% for the same period ended June 30, 2002. The average balance of FHLB advances decreased from $37.1 million for the three-month period ended June 30, 2001, to $36.5 million for the same period ended June 30, 2002, resulting in a decrease in interest on FHLB advances of $29,000 for the three months ended June 30, 2002, compared to the same period ended June 30, 2001. Of the overall decrease in interest expense, the interest costing liability volume increases were more than offset by the decrease attributable to decreasing rates paid.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $236,000 and there were net charge-offs of $322,000 during the three months ended June 30, 2002, compared to a $10,000 provision and net charge-offs of $17,000 during the three months ended June 30, 2001. The provision was determined based upon the results of the ongoing loan reviews and composition of the loan portfolio. Management increased the provision for loan losses by $226,000 necessitated by loan write-offs determined during the quarter. The allowance for loan losses after such write-offs was $446,000, with non-accruing loans having been reduced to $145,000 as a result of the write-offs and concerted collection efforts.

     NONINTEREST INCOME. Noninterest income increased by $265,000 for the three months ended June 30, 2002, compared to the same period in 2001. The increase was the result of an increase of $256,000 of gains on the sale of investment securities, $4,000 of income from life insurance contracts and $4,000 of other income related primarily to the operations of Home City Insurance Agency, Inc., the wholly owned subsidiary of the Company. Deposit account service charge income also increased by $1,000 compared to the same quarter in 2001.

     NONINTEREST EXPENSE. Noninterest expense increased $134,000, or 15.37%, to $1.0 million for the three months ended June 30, 2002, from $872,000 in the comparable period in 2001. Of this increase, $66,000 was attributable to an increase in occupancy and equipment expense, $33,000 to an increase in legal, accounting and examination expenses, and $15,000 to an increase in compensation and benefit expenses. The annualized ratio of noninterest expense to average total assets was 2.76% and 2.62% for the three months ended June 30, 2002 and 2001, respectively.

     INCOME TAXES. The provision for income taxes decreased $5,000 for the three months ended June 30, 2002, compared with the prior year, primarily as a result of the decrease in net taxable income in the second quarter 2002 as compared to the same quarter in 2001.

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001

     GENERAL. Net income decreased $253,000, or 55.36%, from $457,000 for the six months ended June 30, 2001, to $204,000 for the six months ended June 30, 2002. This decrease was primarily attributed to an increase of $229,000 in provisions for loan losses, an increase of $268,000 in noninterest expense and a decrease in net interest income of $32,000 which were partially offset by the increase of $191,000 in noninterest income and the $85,000 decrease in federal income tax expense.

     INTEREST INCOME. The increase in interest income generated by the $13.9 million increase in average earning assets was more than offset by the decrease in interest income caused by the 122 basis-point decrease in yield on earning assets. Interest income decreased by a net of $238,000, or 4.57%, for the six months ended June 30, 2002, as compared to the same six-month period in 2001. A decrease of $738,000 in interest income is attributable to the yield decreases on earning assets, which partially offset the $500,000 increase in interest income attributed to increases in the volume of earning assets for the six-month period. The decrease is attributed to the decline in loan income of $636,000 resulting from a decrease in the average yield on loans receivable, being partially offset by an increase of $136,000 in interest income as a result of increased volume. The average balance of mortgage-backed securities had increased $10.1 million during the six-month period, which contributed to a net increase in interest income of $303,000.

     INTEREST EXPENSE. Interest expense on deposit liabilities decreased $119,000, or 5.38%, for the six months ended June 30, 2002, as compared to the same period in 2001. Total average interest-bearing deposits increased by $15.3 million comparing the six months ended June 30, 2002 to 2001, but the average interest rate paid on interest-bearing deposits decreased by 121 basis points from 5.74% for the six-month period ended June 30, 2001, to 4.53% for the same period ended June 30, 2002. The average balance of FHLB advances decreased from $36.9 million for the six-month period ended June 30, 2001, to $36.3 million for the same period ended June 30, 2002, resulting in a decrease in interest on FHLB advances of $83,000 for the six-month period ended June 30, 2002, compared to the same period ended June 30, 2001. Of the overall decrease in interest expense, a portion is attributable to rates paid, or yields, on interest costing liabilities, which were offset by an increase in interest expense attributed to volume increases.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $249,000 and there were net charge-offs of $320,000 during the six months ended June 30, 2002, compared to a $20,000 provision and net charge-offs of $17,000 during the six months ended June 30, 2001. The provision was increased based upon the results of the ongoing loan reviews, the further deterioration of several borrowers and composition of the loan portfolio.

     NONINTEREST INCOME. Noninterest income increased by $191,000 for the six months ended June 30, 2002, compared to the same period in 2001. The increase was the result of the $124,000 increase in net gains on the sale of investment securities, the $23,000 increase in income on life insurance contracts and a $4,000 increase in service charges on deposit accounts. Other income increased by $40,000, primarily due to the income derived from Home City Insurance Agency, Inc.

     NONINTEREST EXPENSE. Noninterest expense increased $268,000, or 15.43%, to $2.0 million for the six months ended June 30, 2002, from $1.7 million in the comparable period in 2001. Of this increase, $57,000 was attributable to an increase in compensation and benefit expense in 2002, reflecting additional staffing related to the new main office operations and the operation of the insurance agency. Net occupancy and equipment expense increased $134,000, or 94.37%, as a result of the new main office facility. The annualized ratio of noninterest expense to average total assets was 2.75% and 2.65% for the six months ended June 30, 2002 and 2001, respectively.

     INCOME TAXES. The provision for income taxes decreased $85,000 for the six months ended June 30, 2002, compared with the prior year. This is primarily due to the $268,000 increase in noninterest expenses and the $229,000 increase in the loan loss provisions being only partially offset by the $261,000 increase in noninterest income and the composition of the taxable and non-taxable income for the six-month period.

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

           Not  Applicable

     3  -  DEFAULTS  UPON  SENIOR  SECURITIES

           Not  Applicable

     4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

           Not  Applicable

     5  -  OTHER  INFORMATION

           Not  Applicable

     6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a.    No  report  on Form 8-K was filed during the quarter ended
           June 30, 2002.

     b. Exhibit 99.1: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

     c. Exhibit 99.2: Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          HOME  CITY  FINANCIAL  CORPORATION

August  13,  2002                         /s/  Douglas  L.  Ulery
-------------------------------------     -----------------------------------
Date:                                     Douglas  L.  Ulery
                                          President  and  Chief
                                          Executive  Officer


August  13,  2002                         /s/  Charles  A.  Mihal
-------------------------------------     -----------------------------------
Date:                                     Charles  A.  Mihal
                                          Treasurer  and  Chief
                                          Financial  Officer