Form 10QSB
period 2002-09-30
HOME CITY FINANCIAL CORP
filed 2002-11-14
CIK 1022103

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549
                                 FORM  10-QSB
(Mark  One)
[ X ]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[   ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE SECURITIES
       EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
       _________  TO  __________
                        COMMISSION FILE NUMBER  - 0-21809
                         HOME CITY FINANCIAL CORPORATION
                         -------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              OHIO                                34-1839475
              ----                                ----------
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     2454 N. Limestone Street
         Springfield, Ohio                                    45503
        -----------------                                     -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (937) 390-0470
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

                                       N/A
                          (FORMER ADDRESS LAST REPORT)

As of November 6, 2002, 784,400 common shares of stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional  Small  Business  Disclosure  Format (Check one):Yes__No_X___

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                                   FORM 10-QSB
                                      INDEX
                                                                  Page  Number
PART  I  FINANCIAL  INFORMATION

ITEM
    1.  Financial  Statements  (Unaudited)

        Consolidated  balance  sheets                                        3
        September  30,  2002,  and  December  31,  2001

        Consolidated  statements  of  income                                 4
        Three  and  nine  months  ended  September  30,  2002  and  2001

        Consolidated  statements  of  changes  in                            5
        shareholders'  equity  Nine  months  ended  September  30,
        2002

        Consolidated  statements  of  cash  flows                            6
        Nine  months  ended  September  30,  2002  and  2001

        Notes  to  consolidated  financial                                   7
        statements   September  30,  2002,  and  December  31,  2001

    2.  Management's  Discussion  and Analysis of Financial Condition
        and  Results  of  Operations                                        12

    3.  Controls  and  Procedures                                           18

PART  II  OTHER  INFORMATION

ITEM
    1.  Legal  Proceedings                                                  19

    2.  Changes  in  Securities  and  Use  of  Proceeds                     19

    3.  Defaults  upon  Senior  Securities                                  19

    4.  Submission  of  Matters  to  a Vote of Security Holders             19

    5.  Other  Information                                                  19

    6.  Exhibits  and  Reports  on  Form  8-K                               19

Signatures                                                                  20

Certifications                                                              20


                         PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           CONSOLIDATED BALANCE SHEETS

                                                                  (Dollars in thousands)
                                                              (Unaudited)
                                                              -----------
                                                             At September 30,       December 31,
                                                                  2002                  2001
                                                             ----------------     --------------
ASSETS
Cash and cash equivalents
        Cash and due from banks. . . . . . . . . . . . . . .  $  3,905              $  2,133
        Interest-bearing demand deposits in other banks. . .       583                   638
        Federal funds sold . . . . . . . . . . . . . . . . .       699                 2,239
                                                              ---------             ---------
             Total cash and cash equivalents . . . . . . . .     5,187                 5,010

Time deposits with original maturities of 90 days or more. .        24                    24
Investment securities available for sale, at fair value. . .     4,608                 4,008
Mortgage-backed securities available for sale, at fair value     6,599                 9,603
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . .   121,451               115,373
Stock in Federal Home Loan Bank. . . . . . . . . . . . . . .     2,153                 2,079
Accrued interest receivable. . . . . . . . . . . . . . . . .       585                   671
Properties and equipment . . . . . . . . . . . . . . . . . .     4,119                 4,300
Cash surrender value of life insurance . . . . . . . . . . .     2,795                 2,695
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .        65                    65
Other intangibles. . . . . . . . . . . . . . . . . . . . . .       286                   309
Deferred income taxes. . . . . . . . . . . . . . . . . . . .       471                   169
Other assets . . . . . . . . . . . . . . . . . . . . . . . .       351                   317
                                                              ---------             ---------
 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $148,694              $144,623
                                                              =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 99,795              $ 96,403
Federal Home Loan Bank Advances. . . . . . . . . . . . . . .    36,025                35,315
Note payable . . . . . . . . . . . . . . . . . . . . . . . .       303                   307
Accrued interest payable . . . . . . . . . . . . . . . . . .       216                   234
Advance payments by borrowers for taxes and insurance. . . .       108                   142
Other liabilities. . . . . . . . . . . . . . . . . . . . . .       622                   547
                                                              ---------             ---------
 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .   137,069               132,948
SHAREHOLDERS' EQUITY
Preferred shares, no par value; 1,000,000 shares . . . . . .         0                     0
 authorized; none issued
Common shares, no par value; 5,000,000 shares. . . . . . . .         0                     0
 authorized; 952,200 shares issued
Additional paid-in capital . . . . . . . . . . . . . . . . .     6,023                 6,023
Retained earnings, substantially restricted. . . . . . . . .     8,439                 8,365
Treasury shares, at cost . . . . . . . . . . . . . . . . . .    (2,266)               (2,266)
Accumulated other comprehensive income . . . . . . . . . . .       (22)                  112
Common shares purchased by:
 Employee Stock Ownership Plan . . . . . . . . . . . . . . .      (381)                 (381)
 Recognition and Retention Plan. . . . . . . . . . . . . . .      (168)                 (178)
                                                              ---------             ---------
 TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . .    11,625                11,675
                                                              ---------             ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . .  $148,694              $144,623
                                                              =========             =========

---------------------------------------
See accompanying notes

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       (Dollars in thousands)
                                (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
                              3 Months Ended     3 Months Ended     9 Months Ended     9 Months Ended
                               September 30,      September 30,      September 30,      September 30,
                              -------------       -------------     -------------       -------------
                                  2002              2001                2002                 2001
                                  ----              ----                ----                 ----
INTEREST INCOME
Loans . . . . . . . . . . . . . .$2,298             $2,398              $6,785               $7,385
Mortgage-backed securities. . .      10                 39                 356                   82
Investment securities . . . . . . .  61                 82                 187                  233
Interest-bearing demand deposits. .   9                  2                  12                    8
Federal funds sold. . . . . . . . .   8                 37                  18                   60
                                 ------             ------              ------               ------
    TOTAL INTEREST INCOME . . .   2,386              2,558               7,358                7,768
INTEREST EXPENSE
Deposits. . . . . . . . . . . .     981              1,178               3,075                3,391
Borrowed funds. . . . . . . . .     506                501               1,510                1,592
                                 ------             ------              ------               ------
    TOTAL INTEREST EXPENSE. . .   1,487              1,679               4,585                4,983
                                 ------             ------              ------               ------
    NET INTEREST INCOME . . . .     899                879               2,773                2,785
Provision for loan losses . . . .    52                  0                 301                   20
                                 ------             ------              ------               ------
    NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES   847                879               2,472                2,765
NONINTEREST INCOME
Service charges on deposits . .       9                  8                  27                   22
Life insurance. . . . . . . . . . .  41                 39                 118                   93
Gain on sale of securities, net . .  61                122                 319                  256
Other income. . . . . . . . . . . . 125                124                 376                  335
                                  -----             ------              ------               ------
    TOTAL NONINTEREST INCOME. .     236                293                 840                  706
NONINTEREST EXPENSE
Salaries and employee benefits.     494                491               1,517                1,457
Supplies, telephone and postage . .  24                 49                  84                  128
Occupancy and equipment . . . . .   135                122                 411                  264
FDIC deposit insurance. . . . . . .   5                  4                  13                   11
Data processing . . . . . . . . . .  61                 61                 183                  164
Legal, accounting and examination .  78                 59                 270                  215
Franchise taxes . . . . . . . . . .  36                 36                 108                  108
Other expenses. . . . . . . . . .   122                149                 374                  361
                                 ------             ------              ------               ------
    TOTAL NONINTEREST EXPENSE .     955                971               2,960                2,708
                                 ------             ------              ------               ------
    NET INCOME BEFORE FEDERAL
        INCOME TAX EXPENSE. . .     128                201                 352                  763
Federal income tax expense. . . .     1                 15                  21                  120
                                 ------             ------              ------               ------
    NET INCOME. . . . . . . . .  $  127             $  186              $  331               $  643
                                 ======             ======              ======               ======
Earnings per common share -basic $ 0.17             $ 0.25              $ 0.45               $ 0.86
Earnings per common share-diluted$ 0.16             $ 0.23              $ 0.42               $ 0.80

---------------------------------------
See accompanying notes


                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        Number of shares
                                                      Common        Common
                                                      shares        shares
                                Common    Treasury    purchased     purchased
                                shares    shares      by ESOP       by RRP
                                ------     ------     -------       ------
Balance at December 31, 2000.   952,200   (138,200)   (45,704)      (10,758)
Net income
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $174
Comprehensive income
Purchase of treasury shares .              (29,600)
Shares allocated under
 Employee Stock
 Ownership Plan . . . . . . .                            7,618
Shares earned under
 Recognition and
 Retention Plan . . . . . . .                                          4,880
Dividends declared
 ($.44 per share) . . .
                               --------   ----------  --------      --------
Balance at December 31, 2001.   952,200   (167,800)   (38,086)       (5,878)
Net income
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $(69)
Comprehensive income
Shares earned under
 Recognition and
 Retention Plan . .                                                      500
Dividends declared
 ($.33 per share) . . . . . .
                               --------   ----------  --------      --------
September 30, 2002. . . . . .   952,200   (167,800)   (38,086)       (5,378)
                               ========   ==========  ========      ========

---------------------------------------
See accompanying notes



                                                    (Dollars in thousands)
                                                             Amounts
                                                           Accumulated
                                                              other     Common         Common
                              Additional                      compre-   shares         shares        Compre-
                              paid-in     Retained  Treasury  hensive   purchased      purchased     hensive
                              capital     earnings  shares    income    by ESOP        by RRP        income
                              -------     --------   -------   ------    -------        ------        ------
Balance at December 31, 2000 .  $ 6,026    $7,934    $(1,886)  $   449   $  (457)      $  (260)
Net income. . . . . . . . . .                 782                                                    $  782
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $174. . . . . . . . .                                    (337)                                 (337)
                                                                                                     -------
Comprehensive income. . . . .                                                                        $  445
                                                                                                     =======
Purchase of treasury shares .                           (380)
Shares allocated under
 Employee Stock
 Ownership Plan . . . . . . .                                                  76
Shares earned under
 Recognition and
 Retention Plan . . . . . . .       (3)                                                     82
Dividends declared
 ($.44 per share) . . . . . .               (351)
                               --------   -------    --------   --------   --------   --------
Balance at December 31, 2001.  $ 6,023     $8,365    $(2,266)  $   112   $   (381)     $  (178)
Net income. . . .            . . . . . .      331                                                    $  331
Other comprehensive income
 Change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 deferred income
 tax of $(69) . . . . . . . .                                     (134)                                (134)
                                                                                                     -------
Comprehensive income. . . . .                                                                        $  197
                                                                                                     =======
Shares earned under
 Recognition and
 Retention Plan . . . . . . .                                                                10
Dividends declared
 ($.33 per share) . . . . . .               (257)
                               --------   -------    --------  --------   --------      --------
September 30, 2002. . . . . .  $ 6,023     $8,439    $(2,266)  $   (22)   $  (381)      $  (168)
                               ========   =======    ========  ========   ========      ========

---------------------------------------
See accompanying notes


                                    HOME CITY FINANCIAL CORPORATION
                                          SPRINGFIELD, OHIO
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (Dollars in thousands)
                                                                        (Unaudited)
                                                                     9 Months    9 Months
                                                                      Ended        Ended
                                                                  September 30,  September 30,
                                                                  -------------  -------------
                                                                       2002         2001
                                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    331     $  643
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Premium amortization, net of discount accretion. . . . . . . . .        76         24
   Provision for loan losses. . . . . . . . . . . . . . . . . . . .       301         20
   Gain on sale of securities . . . . . . . . . . . . . . . . . . .      (319)      (256)
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .       181         90
   Amortization of goodwill and intangibles . . . . . . . . . . . .        23         41
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .      (294)      (380)
   Life insurance income, net of expenses . . . . . . . . . . . . .      (100)       (78)
   Employee Stock Ownership Plan compensation expense . . . . . . .        72         96
   Recognition and Retention Plan compensation expense. . . . . . .        48         68
   FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . .       (74)      (105)
   Net change in:
     Accrued interest receivable. . . . . . . . . . . . . . . . . .        86        (60)
     Accrued interest payable . . . . . . . . . . . . . . . . . . .       (18)        16
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       (34)       424
     Other liabilities. . . . . . . . . . . . . . . . . . . . . . .        75        864
                                                                     ---------  ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . .       354      1,407
                                                                     ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale . . . . . . . . . . . . .    (8,130)    (2,617)
Proceeds from sales of securities available for sale. . . . . . . .     7,610      1,938
Proceeds from maturities of securities available for sale . . . . .        25        400
Purchase of mortgage-backed securities available for sale . . . . .   (10,779)    (8,633)
Collections on mortgage-backed securities available for sale. . . .     1,981        174
Proceeds from sale of mortgage-backed securities available for sale    11,686          0
Purchase of life insurance. . . . . . . . . . . . . . . . . . . . .         0     (1,510)
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .    (6,379)    (4,264)
Purchases of properties and equipment . . . . . . . . . . . . . . .        (8)    (2,153)
Purchase of FHLB stock. . . . . . . . . . . . . . . . . . . . . . .         0       (167)
                                                                     ---------  ---------
 NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . .    (3,994)   (16,832)
                                                                     ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .     3,392     20,508
Net increase (decrease) in short-term FHLB advances . . . . . . . .     1,000     (4,700)
Proceeds from new long-term FHLB advances . . . . . . . . . . . . .         0     11,000
Payments on long-term FHLB advances . . . . . . . . . . . . . . . .      (290)    (5,835)
Net change in advance payments by borrowers for taxes and insurance       (34)       (66)
Payments on notes payable . . . . . . . . . . . . . . . . . . . . .        (4)       (18)
Distribution of common shares by Recognition and Retention Plan . .        10          8
Purchase of treasury shares . . . . . . . . . . . . . . . . . . . .         0       (297)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .      (257)      (265)
                                                                     ---------  ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . .     3,817     20,335
                                                                     ---------  ---------
 NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .       177      4,910
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . .     5,010      1,593
                                                                     ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . .  $  5,187   $  6,503
                                                                     =========  =========

---------------------------------------
See accompanying notes


                         HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)



NOTE  1.     BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of September 30, 2002, and December 31, 2001, and the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.     ALLOWANCE FOR LOAN LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:

                              (Dollars  in  thousands)
                                Nine
                             Months Ended     Year Ended
                            September 30,     December 31,
                                2002             2001
                                ----             ----
Balance, beginning of period    $ 517        $ 532
Provision for loan losses. .      301          140
Charge-offs. . . . . . . . .     (398)        (180)
Recoveries . . . . . . . . .       23           25
                              ------         ------

Balance, end of period . . .    $ 443        $ 517
                               ======        ======

NOTE  3.     ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK

Borrowings at September 30, 2002, consisted of four short-term advances totaling $1.7 million and nineteen long-term advances totaling $34.3 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.


Scheduled  maturities  of  advances  from  the  FHLB  were  as  follows:




                                              (Dollars in thousands)
                            At September 30, 2002                  AT DECEMBER 31, 2001
                            ----------------------                ---------------------
                           Range of     Weighted-                   Range of     Weighted-
                           interest     average                     interest     average
                Amount     rates        interest rat     Amount     rates        interest rate
                ------     -----        -------------    ------     -----        -------------


Due within
one year. . .  $ 1,757    2.03% - 6.05%     2.16%         $   728     2.30%          2.30%

After one but
within five
years . . . .  $ 4,266    6.35% - 8.35%     6.75%         $ 2,742     6.05% - 8.35%  6.90%

After five
years . . . .  $30,002    3.30% - 6.84%     5.61%         $31,845     3.30% - 7.28%  5.66%


NOTE  4.     REGULATORY  CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2002.



                                (Dollars in thousands)
                                                                            To be
                                                                   Categorized as "Well
                                                                    Capitalized" Under
                                                     For Capital     Prompt Corrective
                             Actual              Adequacy Purposes   Action Provisions
                     -------------------        -------------------  -----------------
                        Amount     Ratio          Amount     Ratio    Amount     Ratio
                        ------     -----          ------     -----    ------     -----
Total Risk-Based Capital
(To Risk-Weighted Assets)  $11,716    11.0%       $8,522     8.0%      $10,652   10.0%

Tier I Capital
(To Risk-Weighted Assets)  $11,273    10.6%         N/A       N/A      $ 6,391    6.0%

Tier I Capital
(To Total Assets) . . . .  $11,273     7.6%       $5,927     4.0% *    $ 7,410    5.0%

Tangible Capital
(To Total Assets) . . . .  $11,273     7.6%       $2,223     1.5%         N/A      N/A

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


                                                           For the Three Months Ended
                                                           --------------------------
                                                              September 30, 2002
                                                              ------------------
                                                             Weighted-              -
                                                              average         Per
                                             Income           Shares         Share
                                          (Numerator)     (Denominator)     Amount
                                          -----------     -------------     ------
Basic EPS
 Income available to common shareholders .  $127,588         740,936         $0.17
 Effect of dilutive securities
 RRP shares. . . . . . . . . . . . . . . .         0           5,378
 ESOP shares . . . . . . . . . . . . . . .         0          38,086
 Stock options  *. . . . . . . . . . . . .         0               0
                                            --------         -------
Diluted EPS
 Income available to common shareholders +
 assumed conversions . . . . . . . . . . .  $127,588         784,400            $0.16

*Because the exercise prices of the options exceed the fair market value at September 30, 2002, the shares subject to options are not included in calculating diluted earnings per share.


                                                 For the Three Months Ended
                                                 --------------------------
                                                     September 30, 2001
                                                     ------------------
                                                          Weighted-
                                                           average       Per
                                             Income         Shares       Share
                                            (Numerator)   (Denominator)  Amount
                                            -----------   -------------  ------
Basic EPS
 Income available to common shareholders .  $186,534       741,101       $0.25
 Effect of dilutive securities
 RRP shares. . . . . . . . . . . . . . . .         0        10,258
 ESOP shares . . . . . . . . . . . . . . .         0        45,704
 Stock options . . . . . . . . . . . . . .         0        10,935
                                            --------       -------

Diluted EPS
 Income available to common shareholders +
 assumed conversions . . . . . . . . . . .  $186,534       807,998       $0.23




                                               For the Nine Months Ended
                                               -------------------------
                                                   September 30, 2002
                                                   ------------------
                                                        Weighted-
                                                         average          Per
                                              Income     Shares           Share
                                           (Numerator)   (Denominator)    Amount
                                           ----------    -------------    ------
Basic EPS
 Income available to common shareholders .  $331,895      740,843         $0.45
 Effect of dilutive securities
 RRP shares. . . . . . . . . . . . . . . .         0        5,471
 ESOP shares . . . . . . . . . . . . . . .         0       38,086
 Stock options  *. . . . . . . . . . . . .         0            0
                                            --------      -------

Diluted EPS
 Income available to common shareholders +
 assumed conversions . . . . . . . . . . .  $331,895      784,400         $0.42

*Because the exercise prices of the options exceed the fair market value at September 30, 2002, the shares subject to options are not included in calculating diluted earnings per share.


                                                    For the Nine Months Ended
                                                    -------------------------
                                                        September 30, 2001
                                                        ------------------
                                                             Weighted-
                                                              average         Per
                                              Income           Shares         Share
                                            (Numerator)     (Denominator)     Amount
                                            -----------     -------------     ------
Basic EPS
 Income available to common shareholders .   $643,139       750,077           $0.86
             Effect of dilutive securities
 RRP shares. . . . . . . . . . . . . . . .          0        10,350
 ESOP shares . . . . . . . . . . . . . . .          0        45,704
 Stock options . . . . . . . . . . . . . .          0         2,757
                                             --------        -------
Diluted EPS
 Income available to common shareholders +
 assumed conversions . . . . . . . . . . .  $643,139         808,888          $0.80

NOTE  6.     RECENT  ACCOUNTING  PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", on July 20, 2002.

SFAS No. 141 provides that all business combinations shall be accounted for using the purchase method of accounting; the use of the pooling-of-interests method will be prohibited. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2002, or all business combinations accounted for by the purchase method that are completed after June 30, 2002. HCFC has not been involved in any business combinations affected by SFAS No. 141.

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

SFAS No. 142 will be effective for fiscal years beginning after December 15, 2002. Accordingly, HCFC will adopt the statement on January 1, 2002. Upon initial application of SFAS No. 142, goodwill and other intangible assets arising from acquisitions completed before July 1, 2002, shall be accounted for in accordance with the provisions of this statement. That is, amortization of goodwill will be discounted and the remaining asset tested for impairment on an annual basis. An initial impairment test is to be completed on all goodwill within six months of initially applying the statements. Any impairment loss recognized as a result of completing the initial impairment test is to be recognized in the first interim period financial statements, regardless of the interim period in which the measurement of the loss is completed.

Included in intangible assets of $386,000 at September 30, 2002, was goodwill totaling $67,000. The goodwill is being amortized over 15 years; approximately $3,000 was amortized to expense during the first three quarters of 2002. In accordance with SFAS No. 142, HCFC will discontinue amortizing goodwill and will perform the required impairment tests. The first impairment test will be completed on or before June 30, 2002, and the corresponding impairment loss, if any, will be recognized in the 2002 financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued by the FASB on August 16, 2002. This FASB focuses on accounting for closure costs for assets that cannot be simply abandoned or disposed of at the end of their useful lives. Examples include cleanup costs for nuclear power plants or restoration costs for landfills and strip mines. HCFC does not own any assets requiring such closure costs and is not affected by this statement.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued by the FASB on October 3, 2002, and is effective for fiscal years beginning after December 15, 2002. This statement effectively supercedes SFAS No. 121 and APB Opinion No. 30 and requires that long-lived assets, including discontinued operations, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The statement also resolves certain implementation issues regarding SFAS No. 121. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. In addition, the definition of "discontinued operations" was broadened to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The only long-lived assets owned by HCFC are its offices. This statement, therefore, is not expected to have a material impact on HCFC's statements of financial condition or results of operations.
                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SAFE  HARBOR  CLAUSE

This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. See Exhibit 99.1 attached hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated by reference.

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

The Company is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of the Bank. The Bank conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans secured by single-family residences, consumer loans and loans secured by non-residential real estate. The Bank also originates loans for the construction of residential real estate, loans secured by multifamily real estate (over four units), and commercial loans. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

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


                         CHANGES IN FINANCIAL CONDITION

At September 30, 2002, the consolidated assets of the Company totaled $148.7 million, an increase of $4.1 million, or 2.81%, from $144.6 million at December 31, 2002. The increase in total assets was primarily the result of a $6.1 million increase in net loans receivable, funded primarily by a $3.4 million increase in deposits and a $3.0 million decrease in mortgage-backed securities.

Net loans receivable increased by $2.6 million during the three months ended September 30, 2002, in addition to the $3.5 million increase experienced during the first six months ended June 30, 2002. The net increase in loans outstanding since December 31, 2001, was $6.1 million, or 5.27%. The increase was primarily in the non-residential real estate and commercial loan portfolio.

Mortgage-backed securities decreased by a net of $3.0 million from December 31, 2001 to September 30, 2002, largely due to the sale of securities with the majority of the proceeds being utilized to help fund new loans. Investment securities also increased by $600,000 during the nine-month period ended September 30, 2002.

The cash surrender value of life insurance policies on certain members of the Board of Directors increased $100,000, or 3.71 %, to $2.8 million from $2.7 million at December 31, 2001.

Total cash and cash equivalents decreased by $1.4 million during the third quarter of 2002, nearly offsetting the $1.6 million increase experienced in the first six months of 2002. Federal funds sold and other overnight deposits decreased $1.5 million, or 6.88%, from $2.2 million, at December 31, 2001. Total cash and non-interest-bearing balances due from correspondent banks increased by $1.7 million from the December 31, 2001, balances. These increases resulted primarily from the reemployment of investible funds and the continued growth of deposits during the first nine months of 2002.

Investment securities increased $600,000, or 14.97%, from $4.0 million at December 31, 2001, to $4.6 million at September 30, 2002. The increase was primarily the result of the net increase in the Bank's municipal bond holdings.

During the nine months ended September 30, 2002, $2.0 million of principal payments were received on mortgage-backed and related securities. During the same nine-month period, $3.4 million of the new deposits generated during the main office opening were used for the funding of loans.

Deposit liabilities increased $1.4 million, or 1.45%, from $98.4 million at June 30, 2002, to $99.8 million at September 30, 2002. This increase is in addition to the $2.0 million increase experienced during the first six months of 2002. Management attributes the increase to the maintenance of competitive rates in the Bank's market area. Interest credited on accounts also contributed to the increase.

Advances from the FHLB increased $710,000, or 2.01%, from $35.3 million at December 31, 2001, to $36.0 million at September 30, 2002. The funds borrowed were utilized to fund loans.

Total shareholders' equity remained relatively constant during the nine months, decreasing $50,000, or 0.43%, from December 31, 2001, to September 30, 2002. This decrease was primarily the result of the $257,000 cash dividend payments and the $134,000 decrease in accumulated other comprehensive income, which were offset by $331,000 in earnings and the $10,000 RRP distribution.

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

OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At September 30, 2002, the Bank's regulatory liquidity ratio was 13.15%. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average balance of net withdrawable deposit accounts and borrowings payable in one year of less. At such date, the Bank had commitments to originate loans totaling $14.2 million, no commitments to purchase loans and a commitment to sell loans of $1.0 million. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at September 30, 2002.

On January 28, 2002, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on March 4, 2002, paid on March 15, 2002. On May 28, 2002, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on June 10, 2002, paid on June 17, 2002. On August 26, 2002, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.11 per share to each shareholder of record on September 9, 2002, paid on September 16, 2002.

                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001

GENERAL. Net income decreased $59,000, or 31.72%, from $186,000 for the three months ended September 30, 2001, to $127,000 for the three months ended September 30, 2002. This decrease was primarily attributed to $52,000 more in provision for possible loan losses and the decrease in net realized security gains of $61,000, which was partially offset by an increase of $20,000 in net interest income, a decrease of $16,000 in total noninterest expense and a decrease of $14,000 in the provision for federal income tax expense.

INTEREST INCOME. The decrease in yields on average earning assets contributed to a decrease in interest income of $172,000, or 6.72%, for the three months ended September 30, 2002, compared to the same period in 2001. The decrease was attributed mainly to the decrease of 101 basis points in yield. Of the overall decrease in interest income, $329,000 is attributable to earning asset yield decreases, offset by an increase of $157,000 attributable to an increase in asset volumes.

INTEREST EXPENSE. Interest expense on deposit liabilities decreased $197,000, or 16.72%, for the three months ended September 30, 2002, as compared to the same period in 2001. The total average deposits increased by $9.1 million comparing the quarter ended September 30, 2002, to the same quarter of 2001, but the average interest rate paid on interest-bearing deposits decreased from 5.51% for the three months ended September 30, 2001, to 4.14% for the same period ended September 30, 2002. The average rate paid on FHLB advances increased from 5.59% for the three-month period ended September 30, 2001, to 5.72% for the same period ended September 30, 2002, resulting in an increase in interest on FHLB advances of $5,000 for the three months ended September 30, 2002, compared to the same period ended September 30, 2001. The interest costing liability volume increases, $8.70 million, were more than offset by the $249,000 decrease attributable to decreasing rates paid, 4.58% at September 30, 2002, as compared to 5.54% at September 30, 2001.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $52,000 and there were net charge-offs of $55,000 during the three months ended September 30, 2002, compared to no provision and net charge-offs of $15,000 during the three months ended September 30, 2001. Provisions are determined based upon the results of the ongoing loan reviews and composition of the loan portfolio. Management increased the provision for loan losses due to loan write-offs determined during the quarter. The allowance for loan losses after such write-offs was $443,000, with non-accruing loans having been reduced to $123,000 because of the write-offs and concerted collections.

NONINTEREST INCOME. Noninterest income decreased by $57,000 for the three months ended September 30, 2002, compared to the same period in 2001. The decrease was the result of a decrease of $61,000 from the sale of equity securities, being partially offset by increases of $2,000 of income from life insurance contracts and $1,000 in other income related primarily to the operations of Home City Insurance Agency, Inc., the wholly-owned subsidiary of the Company. Deposit account service charge income also increased by $1,000 compared to the same quarter in 2001.

NONINTEREST EXPENSE. Noninterest expense decreased $16,000, or 1.65%, to $955,000 for the three months ended September 30, 2002, from $971,000 in the comparable period in 2001. Of this decrease, $25,000 was attributable to decreases in supplies, telephone and postage expenses and a $27,000 decrease in other expenses, which were offset by increases of $13,000 in occupancy and equipment expense, $19,000 in legal, accounting and examination expense, $3,000 in compensation and benefit expense and $1,000 in FDIC deposit insurance in 2002. The annualized ratio of noninterest expense to average total assets was 2.59% and 2.85% for the three months ended September 30, 2002 and 2001, respectively.

INCOME TAXES. The provision for income taxes decreased $14,000 for the three months ended September 30, 2002, compared with the prior year, primarily as a result of the tax treatment on the gain on sale of equity securities and the decrease in net taxable income in the third quarter 2002 as compared to the same quarter in 2001.


COMPARISON  OF  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001

GENERAL. Net income decreased $312,000, or 48.52%, from $643,000 for the nine months ended September 30, 2001, to $331,000 for the nine months ended September 30, 2002. This decrease was attributable to an increase of $281,000 in provisions for loan losses, an increase of $252,000 in noninterest expenses and a decrease of $12,000 in net interest income. Offsetting the decreases were an increase in noninterest income of $134,000 and a decrease in the provision for federal income taxes of $99,000.

INTEREST INCOME. The decrease in the yields on earning assets contributed to the $410,000, or 5.28%, decrease in interest income for the nine months ended September 30, 2002, compared to the same period in 2001. Loan income decreased $600,000 resulting from the 97 basis point decrease experienced in the average yield on loans outstanding. Partially offsetting the decrease was the $274,000, or 334.15%, increase in income from mortgage-backed securities resulting from the re-employment of funds from overnight deposits. The $12.7 million increase in average earning assets contributed $621,000 to interest income, while the decrease in yields on earning assets from 8.33% at September 30, 2001, to 7.18% at September 30, 2002, decreased interest income by $1.0 million.

INTEREST EXPENSE. Interest expense on deposit liabilities decreased $316,000, or 9.32%, for the nine months ended September 30, 2002, as compared to the same period in 2001. The total average deposits increased by $13.3 million comparing the nine months ended September 30, 2002, to the same nine -month period in 2001, and the average interest rate paid on interest-bearing deposits decreased from 5.66% for the nine months ended September 30, 2001, to 4.40% for the same period ended September 30, 2002. The average rate on FHLB advances decreased from 5.77% for the nine-month period ended September 30, 2001, to 5.56% for the same period ended September 30, 2002, resulting in a decrease in interest on FHLB advances of $58,000 for the nine months ended September 30, 2002, compared to the same period ended September 30, 2001. Of the overall decrease in interest expense, the effect of the interest costing liability volume increases, $12.7 million, was more than offset by the effect of the decreasing rates paid, 4.72% at September 30, 2002, compared to 5.69% at September 30, 2001.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $301,000 and there were net charge-offs of $375,000 during the nine months ended September 30, 2002, compared to a $20,000 provision and net charge-offs of $32,000 during the nine months ended September 30, 2001. The provision was increased based upon the results of the ongoing loan reviews, the composition of the loan portfolio, local economic conditions and current governmental economic policies. Management believes that the allowance for loan losses is adequate to cover potentially uncollectible loans at September 30, 2002.

NONINTEREST INCOME. Noninterest income increased by $134,000 for the nine months ended September 30, 2002, compared to the same period in 2001. The increase was related to the $41,000 increase in other income related primarily to the operations of Home City Insurance Agency, Inc., the wholly-owned subsidiary of the Company, the increase of $63,000 in the gain on the sale of equity securities and $25,000 and $5,000 increases in income from life insurance contracts and service charges on deposit accounts, respectively.

NONINTEREST EXPENSE. Noninterest expense increased $252,000, or 9.31%, to $3.0 million for the nine months ended September 30, 2002, from $2.7 million in the comparable period in 2001. Of this increase, $147,000 was attributable to an increase in occupancy and equipment expense in 2002, reflecting additional costs related to new main office operations and the operation of the insurance agency. Legal, accounting and examination expense increased as a direct result of the deterioration of the local economy, as reflected in the increased unemployment rates, which resulted in increased defaults in loans, increased foreclosure actions and increased loan review costs. The annualized ratio of noninterest expense to average total assets was 2.70% and 2.72% for the nine months ended September 30, 2002 and 2001, respectively.

INCOME TAXES. The provision for income taxes decreased $99,000 for the nine months ended September 30, 2002, compared with the prior year, primarily as a result of the $411,000 decrease in net income before federal income taxes and the composition of the taxable and non-taxable income for the nine-month period.

RECENT  LEGISLATION

In 2002, the U.S. Congress, the U.S. Securities and Exchange Commission ("SEC"), the national securities exchanges, representatives of the legal and accounting communities and the business community responded to numerous events that cast doubt on the integrity of U.S. businesses. Demands were made to protect the U.S. investing public, increase the reporting requirements of public companies and strengthen corporate governance standards. On July 30, 2002, President Bush signed the Sarbanes-Oxley Act into law. This Act and the rules already proposed, and the rules to be proposed, by the SEC impose sweeping changes to the way corporate America does business. The Company is complying with the
Sarbanes-Oxley Act through expanded controls and procedures, corporate governance and the required certifications.

                                     ITEM 3
                             CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that there are adequate controls and procedures in place. There are no significant changes in the controls or other factors that could affect the controls after the date of the evaluation.


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

                 Exhibit 99.2: Certification of Chief Executive Officer and Chief Financial Officer.

           b. No report on Form 8-K was filed during the quarter ended September 30, 2002.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           HOME  CITY  FINANCIAL  CORPORATION

November 13, 2002                          /s/  Douglas  L.  Ulery
-----------------------------              ------------------------------------
Date:                                      Douglas  L.  Ulery
                                           President and Chief Executive Officer


November 13, 2002                          /s/  Charles  A.  Mihal
-----------------------------              -------------------------------------
Date:                                      Charles  A.  Mihal
                                           Treasurer  and  Chief  Financial
                                           Officer


                                  CERTIFICATION

I, Douglas L. Ulery, President and Chief Executive Officer of Home City Financial Corporation, certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of Home City Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Douglas  L.  Ulery
-----------------------
Douglas  L.  Ulery
President  and  Chief  Executive  Officer
November  13,  2002

                                  CERTIFICATION

I, Charles A. Mihal, Treasurer and Chief Financial Officer of Home City Financial Corporation, certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of Home City Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Charles  A.  Mihal
-----------------------
Charles  A.  Mihal
Treasurer  and  Chief  Financial  Officer
November  13,  2002