Form 10KSB
period 2002-12-31
HOME CITY FINANCIAL CORP
filed 2003-03-26
CIK 1022103

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                         Commission File Number 0-21809

                              ---------------------

                         HOME CITY FINANCIAL CORPORATION
                 (name of small business issuer in its charter)

                  Ohio                                        34-1839475
     (State or other Jurisdiction                            (IRS Employer
  of incorporation or organization)                     Identification Number)

        2454 North Limestone Street                               45503
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

YES |X| NO | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for the most recent fiscal year. $10,896,000

      State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days: As of March 4, 2003, 784,400 common shares of the Registrant were outstanding. The aggregate market value of the shares held by non-affiliates was $7,505,532 based upon the closing sale price of $12.66 per share as quoted by The Nasdaq Stock Market.

      DOCUMENTS INCORPORATED BY REFERENCE

      The following sections of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

      1.    Proposal One - Election of Directors
      2.    Compensation of Directors and Executive Officers
      3. Voting Securities and Ownership of Certain Beneficial Owners and Management
      4.    Section 16(a) Beneficial Ownership Reporting Compliance

      Transitional Small Business Disclosure Format YES | |  NO |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Home City Financial Corporation, a unitary savings and loan holding company incorporated in 1996 under the laws of the State of Ohio ("HCFC"), owns all of the issued and outstanding common shares of Home City Federal Savings Bank of Springfield, a savings association chartered under the laws of the United States ("Home City"). In December 1996, HCFC acquired all of the common shares issued by Home City upon its conversion from a mutual savings association to a stock savings association (the "Conversion"). Since its formation, HCFC's activities have been limited primarily to holding the common shares of Home City. In December 2000, HCFC incorporated Home City Insurance Agency, Inc. ("HCIA"), as a wholly-owned subsidiary, which acquired the business of a local insurance agency. The business of HCIA was sold in December 2002.

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

      Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

      1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2002.

      2. Comparison of Results of Operations for the Fiscal Years Ended December 31, 2002 and 2001 - Provision for Loan Losses. Management's statements regarding the adequacy of the allowance for loan losses at December 31, 2002.

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

      LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Home City's loan portfolio at the dates indicated:

                                                                     At December 31,
                                                 -----------------------------------------------------------
                                                          2002                           2001
                                                          ----                           ----
                                                                (Dollars in thousands)

                                                                   Percent of                    Percent of
                                                 Amount           total loans     Amount         total loans
                                                 ------           -----------     ------         -----------
Residential real estate loans:
       One- to four-family (first mortgage)     $  62,981            49.24%      $ 58,089           50.09%
       Multifamily                                  7,359             5.75          6,747            5.82
       Home equity (second mortgage)                3,695             2.88          3,337            2.88
Nonresidential real estate loans                   32,040            25.05         29,754           25.66
Land loans                                            856             0.67            720            0.62
Construction loans                                  3,238             2.53          1,477            1.27
                                                ---------           ------       --------          ------

              Total real estate loans             110,169            86.12        100,124           86.34

Commercial loans:
       Secured, other than by real estate          12,662             9.90         11,821           10.20
       Other, unsecured credit lines                1,389             1.09             86            0.07
                                                ---------           ------       --------          ------

              Total commercial loans               14,051            10.99         11,907           10.27

Consumer loans:
       Loans on deposits                               67             0.05            166            0.14
       Other consumer loans                         3,631             2.84          3,768            3.25
                                                ---------           ------       --------          ------

Total consumer loans                                3,698             2.89          3,934            3.39
                                                ---------           ------       --------          ------

Total loans                                       127,918           100.00%       115,965          100.00%
                                                                    ======                         ======
       Less:
       Allowance for loan losses                     (503)                           (592)
                                                ---------                        --------
Net loans                                       $ 127,415                        $115,373
                                                =========                        ========

      LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 2002, regarding the dollar amount of loans maturing in Home City's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                                                              Due more
                                        Due during the           Due 4-5      Due 6-10       Due 11-15       than 15
                                  year ending December 31,     years after   years after    years after    Years after
                                  ------------------------     -----------   -----------    -----------    -----------
                              2003         2004         2005    12/31/02      12/31/02        12/31/02       12/31/02        Total
                              ----         ----         ----    --------      --------        --------       --------        -----
                                                                  (Dollars in thousands)
Mortgage loans:
Residential                 $ 4,209       $  117       $  922     $3,591       $18,493         $38,905         $7,798       $ 74,035
Nonresidential                4,375        3,070        2,746      2,167        12,007          10,305          1,464         36,134
Consumer loans                  420          226          360        920           712             996             64          3,698
Commercial loans              8,117          324          868      2,645         1,430             667              0         14,051
                            -------       ------       ------     ------       -------         -------         ------       --------

    Total loans             $17,121       $3,737       $4,896     $9,323       $32,642         $50,873         $9,326       $127,918
                            =======       ======       ======     ======       =======         =======         ======       ========

      Of the loans due more than one year after December 31, 2002, loans with aggregate balances of $82.2 million have fixed rates of interest, and loans with aggregate balances of $28.6 million have adjustable interest rates.

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

      OTS regulations limit the amount that Home City may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Home City primarily makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Low to moderate income loans are granted up to 95% on single-family or duplex, owner occupied residences. Home equity loans secured by first or second mortgages are generally made with a maximum combined LTV for the first and second mortgage of 89%. Home City makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, non-owner occupied residences primarily in amounts up to 80% LTV. Home City may require private mortgage insurance ("PMI") for the amount of loans in excess of 80% of the value of the real estate securing such loans. Fixed-rate residential real estate loans are offered by Home City for terms of up to 15 years.

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

      The aggregate amount of Home City's one- to four-family residential real estate loans equaled approximately $63.0 million at December 31, 2002, and represented 49.24 % of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $672,944. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $173,000, or 0.27%, of Home City's one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

      MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, Home City makes loans secured by multifamily properties containing over four units. Such loans are made with adjustable interest rates, a maximum LTV of 75% and a maximum term of 20 years or with a fixed rate, a maximum LTV of 75% and a maximum term of up to seven years.

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

      At December 31, 2002, loans secured by multifamily properties totaled approximately $7.4 million, or 5.75% of Home City's total loan portfolio, all of which were secured by property located within Home City's primary market area. At such date, all such loans were performing in accordance with their terms. See "Delinquent Loans, Non-performing Assets and Classified Assets." The largest loan secured by a multifamily property had a balance at December 31, 2002, of approximately $1.7 million.

      HOME EQUITY LOANS. Home City offers home equity loans secured by first or second mortgages on one- to four-family residential real estate located in Clark County, Ohio, and adjacent counties. Such loans are made for various purposes, including home improvement, debt consolidation and consumer purchases. The interest rates on loans secured by such mortgages are adjustable, generally with a maximum combined LTV for the first and second mortgage of 89%.

      At December 31, 2002, home equity loans totaled approximately $3.7 million, or 2.88% of Home City's total loan portfolio. All of such loans were secured by property located within Home City's primary market area. At such date, all such loans were performing in accordance with their terms. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest single home equity loan was $347,000 at December 31, 2002.

      NONRESIDENTIAL REAL ESTATE LOANS. Home City also makes loans secured by nonresidential real estate consisting of retail stores, office buildings and businesses. (The "nonresidential real estate loans" category does not include loans made for commercial purposes that are secured by real estate, which are described under the heading "Commercial Loans.") Nonresidential real estate loans generally are originated with terms of up to 20 years and a maximum loan amount of $1.7 million. Such loans generally have a maximum LTV of 80%.

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

      At December 31, 2002, Home City had a total of $32.0 million invested in nonresidential real estate loans, all of which were secured by property located within Home City's primary market area. Such loans comprised approximately 25.05% of Home City's total loans at such date. At such date, all such loans were performing in accordance with their terms. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest nonresidential real estate loan was $1.5 million.

      Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At December 31, 2002, Home City's nonresidential mortgage loans totaled 288.47% of Home City's tangible capital.

      LAND LOANS. Home City makes two varieties of land loans. First, loans are made for the acquisition of land to be developed for construction. Such loans are usually made for relatively short periods of time, generally not more than three years, with fixed interest rates. Second, loans are also made to borrowers who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with fixed interest rates and terms of up to 15 years. Land loans are secured by the land being purchased with the loan proceeds and have maximum LTVs of 65% to 80%.

      At December 31, 2002, land loans totaled approximately $856,000, or 0.67% of Home City's total loan portfolio. The largest land loan at December 31, 2002, had a balance of approximately $180,978. All of such loans were secured by property located within Home City's primary market area, of which no loans were more than 90 days delinquent or non-accruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

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

      At December 31, 2002, a total of $3.2 million, or approximately 2.53% of Home City's total loans, consisted of construction loans. All of Home City's construction loans are secured by property located within Home City's primary market area, and the economy of such lending area has been relatively stable. At December 31, 2002, all of such loans were performing in accordance with their terms.

      COMMERCIAL LOANS. Home City also originates loans for commercial purposes. Such loans are primarily of two types: those secured by nonresidential real estate and those secured by assets of the borrower other than real estate, such as equipment or receivables.

      Various chattels, other than real estate, secured commercial loans totaling $32.0 million or approximately 25.05% of Home City's total loans at December 31, 2002. The real estate securing commercial loans at December 31, 2002, was comprised of warehouses, office buildings and industrial buildings. This type of loan is made with terms of up to 20 years and a maximum loan amount of $1.7 million and may have a maximum LTV of 80% or more. These loans are made with adjustable interest rates, with the interest rates based on prime or one-, three- or five-year U.S. Treasury obligations.

      The borrowers of commercial loans totaling $14.1 million at December 31, 2002, were classified as "small business borrowers." These loans were primarily secured by accounts receivable, inventory and equipment. The commercial loans secured other than by real estate are made with terms of up to seven years, a maximum loan amount of $1.7 million and a maximum LTV of 75%. These loans are made with adjustable interest rates, with the interest rates based on prime or prime plus a specified percentage above prime.

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

      At December 31, 2002, Home City had commercial loans in the aggregate amount of $14.1 million, or approximately 10.99% of Home City's total loans. At such date, all such loans were performing in accordance with their terms. See "Delinquent Loans, Non-performing Assets and Classified Assets." The total indebtedness of the largest single borrower within the commercial portfolio was $1.6 million at December 31, 2002.

      CONSUMER LOANS. Home City makes various types of consumer loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to 15 years. Home City has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans, although during 2002 consumer loans decreased as a percent of Home City's loan portfolio.

      Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Home City has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

      At December 31, 2002, Home City had approximately $3.7 million, or 2.89% of its total loans, invested in consumer loans. At such date, all such loans were performing in accordance with their terms. See "Delinquent Loans, Non-performing Assets and Classified Assets." The balance of the largest consumer loan was $87,555 at December 31, 2002.

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

      LOAN ORIGINATIONS, PURCHASES AND SALES. Home City originates a greater number of fixed-rate loans than adjustable -rate loans. See "DESCRIPTION OF BUSINESS - Loan Maturity Schedule." Home City occasionally will participate in loans originated by other institutions. During 2002 and 2001 Home City did not participate in any loans originated by other institutions. Although Home City generally does not sell loans, it sold a participation in one such loan to remain within the loans to one borrower limitation.

      The following table presents Home City's loan origination and participation activity for the years indicated:

                                                                           December 31,
                                                                     ------------------------
                                                                       2002            2001
                                                                       ----            ----
                                                                      (Dollars in thousands)
      Loans originated:
           One- to four-family residential real estate (1)           $ 27,828        $ 23,500
           Multifamily residential real estate                            900           1,504
           Nonresidential real estate                                  13,348          10,241
           Commercial                                                  14,291          19,921
           Consumer                                                     2,945           2,289
                                                                     --------        --------

                Total loans originated                               $ 59,312        $ 57,455

      Loans purchased                                                       0               0

      Reductions:
           Principal repayments                                       (46,773)        (53,042)
           Sales of loans                                                (797)              0
           Increase in other items, net (2)                               300             155
                                                                     --------        --------

                Net increase                                         $ 12,042        $  4,568
                                                                     ========        ========

----------
(1)   Includes construction loans.

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

      Based on such limits, Home City was able to lend approximately $1.7 million to one borrower at December 31, 2002. The largest amount Home City had outstanding to one borrower at December 31, 2002, was $1.6 million. Such loans were secured by commercial real estate properties. All of such loans were current at December 31, 2002.

      The aggregate amount of commercial loans not primarily secured by real estate that Home City may have outstanding may not exceed 20% of Home City's total assets, and any amount in excess of 10% of total assets must be for small business loans. At December 31, 2002, Home City was in compliance with those limitations.

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                             December 31, 2002                December 31, 2001
                                             -----------------                -----------------

                                                              Percent                               Percent
                                                             of total                               of total
                                      Number      Amount       loans      Number      Amount         loans
                                      ------      ------       -----      ------      ------         -----
                                                                (Dollars in thousands)
Loans delinquent for (1):
    30-59 days                          25        $1,111       0.87%        44        $1,752          1.51%
    60-89 days                          10           290       0.23         12           533          0.46
    90 days and over                     5           423       0.33         31         1,488          1.28
                                        --        ------       ----         --        ------          ----
Total delinquent loans                  40        $1,824       1.43%        87        $3,773          3.25%
                                        ==        ======       ====         ==        ======          ====

----------
(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

      The following table sets forth information with respect to the nonaccrual status of Home City's loans which are 90 days or more past due and other non-performing assets at the dates indicated:

                                                                 December 31,
                                                        ------------------------------
                                                        2002         2001         2000
                                                        ----         ----         ----
                                                             (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
    Real estate:
        Residential                                     $173        $  613        $ 72
        Nonresidential                                     0           760           0
    Commercial                                             0           104           0
    Consumer                                               0            11           0
                                                        ----        ------        ----
            Subtotal non-accrual loans                  $173        $1,488        $ 72

Loans 90 days or more past due and still accruing        250             0           0
                                                        ----        ------        ----
            Total non-performing loans                  $423        $1,488        $ 72

Real estate owned                                        145             0           0
                                                        ----        ------        ----
            Total non-performing assets                 $568        $1,488        $ 72
                                                        ====        ======        ====

            Total loan loss allowance                   $503        $  592        $532

            Total non-performing assets as
              a percentage of total assets              0.38%         1.03%       0.06%

Loan loss allowance as a percent
    of non-performing loans                             88.56%       39.78%     738.89%

      During the fiscal year ended December 31, 2002, $67,000 in interest income was recognized and an additional $8,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 115. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms. For additional information, see
Note 4 of the Notes to Financial Statements.

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

      The aggregate amount of Home City's classified assets at the dates indicated were as follows:

                                                            December 31,
                                                   -----------------------------
                                                   2002         2001        2000
                                                   ----         ----        ----
                                                       (Dollars in thousands)
Classified assets:
    Substandard                                   $2,166       $2,229       $905
    Doubtful                                          32            0          0
                                                  ------       ------       ----
        Total classified assets                   $2,198       $2,229       $905
                                                  ======       ======       ====

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

      In addition to one- to four-family residential real estate loans, Home City makes additional real estate loans, including home equity, multifamily residential real estate, nonresidential real estate and construction loans. These loans are secured by property in Home City's lending area and also require the borrower to provide a down payment. Home City also makes commercial and consumer loans. These types of loans are considered to involve a higher degree of risk than loans secured by one- to four-family residential real estate.

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

      The following table sets forth an analysis of Home City's allowance for loan losses for the years indicated:

                                                                    (Dollars in thousands)
                                                                      2002          2001
                                                                      ----          ----
      Balance at beginning of year                                   $ 592         $ 588
      Charge-offs:
          Residential loans                                          $(193)        $(161)
          Consumer loans                                               (66)            0
          Commercial loans                                            (231)            0
                                                                     -----         -----
              Subtotal charge-offs                                   $(490)        $(161)
      Recoveries                                                        25            25
                                                                     -----         -----
          Net (charge-offs) recoveries                               $(465)        $(136)
      Provision for loan losses (charged to operations)                376           140
                                                                     -----         -----
      Balance at end of year                                         $ 503         $ 592
                                                                     =====         =====
      Ratio of net (charge-offs) recoveries to average net
          loans outstanding during the year                           0.39%         0.12%
      Ratio of allowance for loan losses to total loans               0.39%         0.51%

      The following table sets forth the allocation of Home City's allowance for loan losses at the dates indicated:

                                                                   December 31,
                                                                   ------------
                                                             (Dollars in thousands)
                                                                 2002       2001
            Allowance for loan losses:

                Residential loans                                $194       $255
                Consumer loans                                     40         43
                Commercial loans                                  269        288
                                                                 ----       ----
                                                                  503        511
                Unallocated                                         0          6
                                                                 ----       ----
            Total allowance for loan losses                      $503       $592
                                                                 ====       ====

MORTGAGE-BACKED SECURITIES

      Home City maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA "), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") participation certificates. Mortgage-backed securities generally entitle Home City to receive a portion of the cash flows from an identified pool of mortgages. GNMA, FHLMC and FNMA are government agencies. GNMA securities are backed by Federal Housing Authority-insured and Veterans Administration-guaranteed loans. The timely payment of principal and interest on GNMA, FHLMC and FNMA securities is guaranteed by the respective agencies.

      The following table sets forth the composition of Home City's mortgage-backed securities at the dates indicated:

                                                December 31, 2002         December 31, 2001
                                                -----------------         -----------------
                                                          (Dollars in thousands)

                                              Amortized      Fair       Amortized      Fair
                                                 Cost        value         cost        value
                                                 ----        -----         ----        -----
            GNMA, FHLMC and FNMA
            certificates                        $3,409       $3,432       $9,664       $9,603
                                                ------       ------       ------       ------
               Total mortgage-backed
                  securities                    $3,409       $3,432       $9,664       $9,603
                                                ======       ======       ======       ======

      The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Home City's mortgage-backed securities at December 31, 2002. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                   At December 31, 2002
                   -----------------------------------------------------------------------------------------------------------------
                                           After one to           After five to                            Total mortgage-backed
                    One year or less        five years              ten years          After ten years      securities portfolio
                    ----------------        ----------              ---------          ---------------      --------------------
                   Carrying  Average   Carrying    Average    Carrying    Average    Carrying   Average  Carrying   Market   Average
                      value    yield     value       yield       value      yield       value     yield     value    value     yield
                      -----    -----     -----       -----       -----      -----       -----     -----     -----    -----     -----
                                                                (Dollars in thousands)
GNMA,
FHLMC &
FNMA
  certificates       $  0       0%       $732        0.50%      $  0         0%       $2,700      4.07%   $3,432     $3,432    3.30%
                     ----       -        ----        ----       ----         -        ------      ----    ------     ------    ----

Total                $  0       0%       $732        0.50%      $  0         0%       $2,700      4.07%   $3,432     $3,432    3.30%
                     ====       =        ====        ====       ====         =        ======      ====    ======     ======    ====

For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

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

The following table sets forth information concerning Home City's investments at the dates indicated:

                                                  At December 31,                                     At December 31,
                                                       2002                                                 2001
                                ------------------------------------------------      ---------------------------------------------
                                Carrying        % of         Market         % of      Carrying         % of        Market      % of
                                  value        total          value        total         value        total         value     total
                                  -----        -----          -----        -----         -----        -----         -----     -----
                                                                          (Dollars in thousands)
Interest-bearing demand
   deposits in other
   financial                    $ 3,289        32.78%       $ 3,289        32.78%       $  638         7.12%       $  638      7.12%
   institutions
Federal funds sold                1,614        16.08          1,614        16.08         2,239        24.99         2,239     24.99
Time deposits in other
   financial institutions            24          .24             24          .24            24         0.27            24      0.27
Investment securities:
   U.S. government and
   federal agencies               1,589        15.84          1,589        15.84           356         3.97           356      3.97
Municipal securities (1)            499         4.97            499         4.97         1,237        13.81         1,237     13.81
Equity securities:
   FHLMC stock                        0            0              0            0         1,499        16.73         1,499     16.73
   FHLB stock                     2,177        21.69          2,177        21.69         2,079        23.20         2,079     23.20
   FNMA preferred stock             843         8.40            843         8.40           888         9.91           888      9.91
                                -------       ------        -------       ------        ------       ------        ------    ------
Total investments               $10,035       100.00%       $10,035       100.00%       $8,960       100.00%       $8,960   100.00%
                                =======       ======        =======       ======        ======       ======        ======    ======

----------
(1)   Bonds issued mainly by local school districts and municipalities.

      The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City's investment securities at December 31, 2002.

                                                                                     At December 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                    One year or less           After one to five years           After five years
                                                 ----------------------        -----------------------       -----------------------
                                                 Carrying       Average        Carrying        Average       Carrying        Average
                                                    value         yield           value          yield          value          yield
                                                    -----         -----           -----          -----          -----          -----
                                                                                  (Dollars in thousands)
Investment securities:
   U.S. government and federal
      agency securities                            $  199          1.17%          $1,091          2.45%          $299          2.63%
   Municipal securities                               100          4.00%               0             0%           399          4.65%
   Equity securities: (1)
      FNMA preferred stock                            843          3.93%               0             0%             0             0%
                                                   ------          ----           ------          ----           ----          ----
Total investments                                  $1,142          3.45%          $1,091          2.45%          $698          3.79%
                                                   ======          ====           ======          ====           ====          ====

----------
(1)   By their nature, equity securities have no maturity date.

                                                                At December 31, 2002
                                               -----------------------------------------------------
                                                Average                                    Weighted-
                                                 life       Carrying         Market         average
                                               in years       value          value          yield
                                               --------       -----          -----          -----
                                                               (Dollars in thousands)
Investment securities:
   U.S. government and federal
      agency securities                          2.84        $1,589        $   1,589         2.32%
   Municipal securities                          6.43           499              499         4.52%
   Equity securities (1)                                        843              843         3.93%
                                                             ------        ---------
      Total                                                  $2,931        $   2,931         3.16%
                                                             ======        =========

----------
(1)   By their nature, equity securities have no maturity date.

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

      DEPOSITS. Deposits are attracted principally from within Home City's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, statement savings accounts, passbook savings accounts and term certificate accounts. Home City also offers individual retirement accounts ("IRA"), both in passbook and certificate form. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Home City based on Home City's liquidity requirements, growth goals and interest rates paid by competitors. Home City utilizes brokers to attract deposits on a limited basis. Brokered deposits approximated $794,000 at December 31, 2002.

      At December 31, 2002, Home City's certificates of deposit totaled $64.0 million, or 64.59% of total deposits. Of such amount, approximately $36.7 million in certificates of deposit mature within one year. Based on past experience and Home City's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB and commercial banks as alternatives to this source of funds.

      The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:

                                                                      At December 31,
                                                     ------------------------------------------------
                                                           2002                       2001
                                                           ----                       ----
                                                                  Percent                    Percent
                                                                  of total                   of total
                                                     Amount       deposits      Amount       deposits
                                                     ------       --------      ------       --------
                                                                 (Dollars in thousands)
      Transaction accounts:
      Demand                                        $ 5,468         5.52%       $ 3,230         3.35%
      NOW accounts (1)                                3,759         3.79          2,704         2.81
      Passbook/statement savings accounts (2)        25,867        26.10         17,304        17,95
                                                    -------       ------        -------       ------

                Total transaction accounts           35,094        35.41         23,238        24.11

      Certificates of deposit:

                1.01 - 2.00%                          5,647         5.70              0            0
                2.01 - 400%                          19,311        19.48          7.056         7.32
                4.01 - 6.00%                         30,312        30.58         35,683        37.01
                6.01 - 8.00%                          8,755         8.83         30,426        31.56
                                                    -------       ------        -------       ------

      Total certificates of deposit                  64,025        64.59         73,165        75.89
                                                    -------       ------        -------       ------
      Total deposits (3)                            $99,119       100.00%       $96,403       100.00%
                                                    =======       ======        =======       ======

----------
(1) Home City's weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At December 31, 2002 and 2001, the weighted-average rates on NOW accounts were 1.01% and 1.99%, respectively.

(2) Home City's weighted-average rate on passbook/statement savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook/statement savings accounts was 2.40% and 3.22% at December 31, 2002 and 2001, respectively.

(3) IRAs are included in the various certificates of deposit balances. IRAs totaled $7.6 million and $7.6 million as of December 31, 2002 and 2001, respectively.

      The following table shows rate and maturity information for Home City's certificates of deposit as of December 31, 2002:

                                                                       Amount Due
                                                -----------------------------------------------------------
                                                               Over          Over
                                                Up to        1 year to   2 years to      Over
                 Rate                           1 year        2 years      3 years      3 years       Total
                 ----                           ------        -------      -------      -------       -----
                                                                          (Dollars in thousands)
              1.01 - 2.00%                      $ 5,552       $    95       $    0       $    0       $ 5,647
              2.01 - 4.00%                        8,668         5,031        4,362        1,250        19,311
              4.01 - 6.00%                       14,661         4,173        4,548        6,930        30,312
              6.01 - 8.00%                        7,790           707          142          116         8,755
                                                -------       -------       ------       ------       -------

      Total certificates of deposit             $36,671       $10,006       $9,052       $8,296       $64,025
                                                =======       =======       ======       ======       =======

      The following table presents the amount of Home City's certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 2002.

                    Maturity                                Amount
                    --------                                ------
                                                    (Dollars in thousands)
                    Three months or less                   $ 5,150
                    Over 3 months to 6 months                2,063
                    Over 6 months to 12 months               2,102
                    Over 12 months                           6,459
                                                           -------

                         Total                             $15,774
                                                           =======

      The following table sets forth Home City's deposit account balance activity for the years indicated:

                                                         Year ended December 31,
                                                         -----------------------
                                                           2002             2001
                                                           ----             ----
                                                          (Dollars in thousands)
            Beginning balance                            $ 96,403         $75,077

            New deposits received less withdrawals           (585)         17,051

            Interest credited                               3,301           4,275
                                                         --------         -------

            Ending balance                               $ 99,119         $96,403
                                                         ========         =======

               Net increase                              $  2,716         $21,326

               Percentage increase                           2.82%          28.41%

      BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets one of the Qualified Thrift Lender Tests (the "QTL Tests"). See "REGULATION - Qualified Thrift Lender Test." If an association meets one of the QTL Tests, it will be eligible for 100% of the advances permitted. If an association does not meet one of the QTL Tests, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 2002, Home City met at least one of the QTL Tests.

      Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:

                                                                    Year ended December 31,
                                                                    -----------------------
                                                                      2002           2001
                                                                      ----           ----
                                                                     (Dollars in thousands)
            Average balance outstanding                              $36,273        $36,403

            Maximum amount outstanding at any month end
               during the year                                       $38,232        $37,566

            Balance outstanding at end of year                       $38,199        $35,315

            Weighted-average interest rate during the year              5.55%          5.81%

            Weighted-average interest rate at end of year               5.30%          5.64%

      Based upon Home City's eligible mortgage collateral, total FHLB advances are limited to approximately $43.5 million.

SUBSIDIARIES

      Home City owns all of the outstanding shares of Homciti Service Corporation, an Ohio corporation ("Homciti"). Homciti owns common stock in Intrieve, Incorporated ("Intrieve"), a data processing company which services Home City, and a 0.875% ownership interest in a joint venture which owns the Springfield Inn, a local hotel. At December 31, 2002, the aggregate value of the Intrieve stock and the joint venture investment equaled approximately $28,000.

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

PERSONNEL

      As of December 31, 2002, Home City had thirty-seven full-time employees and five part-time employees. Management believes that relations with its employees are good. HCFC offers health and life insurance benefits to all eligible employees of Home City. None of the employees of Home City is represented by a collective bargaining unit.

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

      Home City's core capital ratio at December 31, 2002, was 7.4%. For information concerning Home City's capital, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City's capital at December 31, 2002, met the standards for the highest level, a "well capitalized association".

      LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to Shareholders of another association in an acquisition of such other association.

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

      QUALIFIED THRIFT LENDER TESTS. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL Tests under certain circumstances. If a savings association fails to meet either one of the QTL Tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 2002, Home City had QTIs equal to approximately 65.9% of its total portfolio assets.

      TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at December 31, 2002.

      Savings associations must also comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA limit the extent to which the savings institution or its subsidiaries may engage in specified transactions with affiliates and require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. Home City was in compliance with these requirements and restrictions at December 31, 2002.

      HOLDING COMPANY REGULATION. HCFC is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, HCFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the "SEC").

      HCFC is a unitary savings and loan holding company, (i.e., it owns only one savings association). There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL Tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2002, Home City met at least one of the QTL Tests. See "Qualified Thrift Lender Tests."

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

      RESERVE REQUIREMENTS. Federal Reserve Bank ("FRB") regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $42.1 million (subject to an exemption of up to $6.0 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $42.1 million. These percentages are subject to adjustment by the FRB. At December 31, 2002, Home City was in compliance with its reserve requirements then in effect.

      FEDERAL HOME LOAN BANKS. The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $2,177,100 at December 31, 2002.

      FHLB advances to members such as Home City who meet one of the QTL Tests are generally limited to the lower of (i) 50% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 2002, Home City's maximum limit on advances was approximately $43.5 million and Home City's advances totaled $38.2 million. The granting of advances is subject also to the FHLB's collateral and credit underwriting guidelines.

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

      Certain thrift institutions such as Home City are allowed deductions for bad debts under methods more favorable to those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 585 of the Code. Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.

      Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge-off method.

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Jobs Protection Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1998 reserves would be reduced and Home City's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2002, Home City's pre-1988 reserves for tax purposes totaled approximately $1.1 million. Home City believes it had approximately $6.3 million of accumulated earnings and profits for tax purposes as of December 31, 2002, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.

      The tax returns of HCFC and its consolidated subsidiaries have been audited or closed without audit through fiscal year 1998. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HCFC.

      OHIO TAXATION. HCFC is subject to the Ohio corporation franchise tax, which, as applied to HCFC, is a tax measured on either net earnings or net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed taxable income in excess of $50,000 or (ii) 0.04% times taxable net worth. A special litter tax is also applicable to all corporations, including HCFC, subject to the Ohio corporation franchise tax other than "financial institutions". If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

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

      SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company adopted SFAS 142. At December 31, 2002, the Company had no goodwill or other intangible assets.

      SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with early retirement of tangible long-lived assets. SFAS is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company believes that the provisions of SFAS 143 have no material impact on its consolidated results of operations and financial position upon adoption.

      SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lives Assets and for Long-Lived Assets Disposed Of (SFAS
121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segement of Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002.

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

      The following table sets forth certain information at December 31, 2002, regarding the ownership by Home City of the land, building, improvements, other than real estate acquired through foreclosure or deed in lieu of foreclosure.

                                                             Year         Square           Net
                      Location                              acquired     footage       book value
                      --------                              --------     -------       ----------
63 West Main Street, Springfield, Ohio 45502                   1975        5,839       $  317,000
2454 North Limestone Street, Springfield, Ohio 45503           1999       13,000       $2,486,000

      For additional information regarding Home City's properties and equipment, see Notes 1 and 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

      Neither Home City nor HCFC is presently involved in any legal proceedings of a material nature. From time to time, Home City is party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home City.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      There were 784,400 common shares of HCFC outstanding on December 31, 2002, held of record by approximately 349 shareholders. Price information with respect to HCFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "HCFC". The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below as well as the dividends declared.

                            March 31, 2002        June 30, 2002      September 30, 2002    December 31, 2002
                            --------------        -------------      ------------------    -----------------
High                            $ 12.250             $ 12.460             $  11.650             $ 11.700
Low                             $ 10.300             $ 11.060             $  10.660             $  9.150
Dividend
  declared                      $  0.110             $  0.110             $   0.110             $  0.110

                            March 31, 2001        June 30, 2001      September 30, 2001    December 31, 2001
                            --------------        -------------      ------------------    -----------------
High                            $ 11.000             $ 13.760             $  13.600             $ 13.000
Low                             $  9.375             $ 10.760             $  12.640             $ 11.740
Dividend
  declared                      $  0.110             $  0.110             $   0.110             $  0.110

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

                      Equity Compensation Plan Information

                                                                                                       Number of securities
                                                                                                       remaining available for
                                   Number of securities to be        Weighted-average exercise         future issuance under
                                   issued upon exercise of           price of outstanding              equity compensation plan
                                   outstanding options,              options, warrants and             (excluding securities
Plan category                      warrants and rights               rights                            reflected in column (a))
                                   (a)                               (b)                               (c)
-------------                      -------------------               -------------------------         ------------------------
Equity compensation plans
approved by security
holders                                   95,935                            $11.70                            48,187(1)

Equity compensation plans
not approved by security
holders                                       -0-                               -0-                               -0-

Total                                     95,935                            $11.70                            48,187(1)

----------
(1) Of the 48,187shares, 35,487 remain available for awards of options and 12,700 remain available for awards under the Home City Financial Corporation Recognition and Retention Plan, which may purchase the shares on the open market rather than from unissued shares of HCFC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      During 2002, HCFC did not initiate a repurchase program. During 2001, HCFC repurchased 29,600 common shares at an average price of $12.82 per share.

      During the course of BKD's first audit of HCFC's financial statements, HCFC was made aware of an error in how it had accrued for possible federal income tax expense related to stock dividends received on its Federal Home Loan Bank stock. As a result, retained earnings at December 31, 2000, was restated from $7,934,000 to $7,783,000, and net income for 2001 was restated from $782,000 to $702,000.

FORWARD-LOOKING STATEMENTS

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

      Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

      1. Financial Condition: Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2002.

      2. Comparison of Results of Operations for the Fiscal Years Ended December 31, 2002 and 2001- Provision for Loan Losses: Management's statements regarding the adequacy of the allowance for loan losses at December 31, 2002.

      3. Liquidity and Capital Resources: Management's belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

FINANCIAL CONDITION

      HCFC's consolidated total assets amounted to $149.7 million at December 31, 2002, an increase of $5.5 million, or 3.87%, over the $144.2 million in total assets at December 31, 2001. Such increase in assets was funded primarily by the $2.7 million net increase in deposits, $2.9 million net increase in advances from the Federal Home Loan Bank of Cincinnati (the "FHLB"), and undistributed net earnings of $112,000.

      Cash and cash equivalents, time deposits and investment securities totaled $12.4 million at December 31, 2002, a decrease of $6.2 million, or 33.14%, from December 31, 2001. During the year ended December 31, 2002, only $25,000 of investment securities matured. Those proceeds, together with $25.2 million received from the sale of securities and paydown of mortgage-backed securities, were used to purchase $18.1 million of somewhat lower yielding securities, but with less interest rate risk, in order to manage the interest rate risk position of the investment portfolio. The remainder of the proceeds helped fund the increase in loans receivable.

      Net loans receivable totaled $127.4 million at December 31, 2002, an increase of $12.0 million, or 10.44%, from the $115.4 million total at December 31, 2001. During the year ended December 31, 2002, loan originations amounted to $59.3 million, with one- to four-family mortgage loans comprising $27.8 million and commercial lending comprising $14.3 million. Such originations were partially offset by principal repayments of $46.8 million.

      Home City's allowance for loan losses totaled $503,000 at December 31, 2002, which represented 0.39% of total loans and 88.56% of non-performing loans. At December 31, 2001, the allowance for loan losses totaled $592,000, an amount which represented 0.51% of total loans and 39.78% of non-performing loans. With the continued slow pace of the economy and the resulting decline in market values of equity securities, some borrowers have been faced with cash flow problems. As a result, a number of borrowers have been unable to adhere to their contractual repayment schedules, which directly relates to an individual credit being classified as a problem or nonperforming loan. A major borrower's problem loans caused HCFC to increase its loan loss provision, resulting in better coverage of Home City's remaining non-performing loans when the problem loans were written off as a loss in mid-2002. Management has increased its emphasis on the consideration of both local and national economic factors in determining the adequacy of the allowance for loan losses.

      Non-performing loans were $423,000 and $1,488,000 at December 31, 2002 and 2001, respectively, and represented 0.28% and 1.03% of total assets at such dates. The $1.1 million net decrease at December 31, 2002, was due mainly to loan charge-offs of $490,000 and transfers to real estate owned of approximately $600,000. All loans classified as non-performing at December 31, 2002, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold, or foreclosure action was being initiated. Although management believes that its allowance for loan losses at December 31, 2002, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods. Such additions could adversely affect HCFC's results of operations.

      Deposits totaled $99.1 million at December 31, 2002, an increase of $2.7 million, or 2.82%, from $96.4 million at December 31, 2001. The increase is significantly less than the deposit growth trends (averaging over 10%) that Home City has been experiencing over the past several years and is attributed to the concerted effort to diminish balances of brokered funds, which decreased by $2.8 million during 2002. While time deposits decreased by $9.1 million, other deposits increased by $11.8 million. Home City has generally not engaged in sporadic increases or decreases in interest rates paid or offered the highest rates available in its deposit market. Advances from the FHLB increased from $35.3 million at December 31, 2001, to $38.2 million at December 31, 2002, an increase of 8.17%, as advances were used to fund loan originations.

      Shareholders' equity totaled $11.6 million at December 31, 2002, an increase of $115,000, or 1.00%, from $11.4 million at December 31, 2001, primarily due to undistributed net earnings of $112,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

      GENERAL. Net income for the year ended December 31, 2002, was $457,000, a decrease of $245,000, or 34.90%, from the $702,000 in net income recorded in 2001. The decrease in net income resulted primarily from additional provisions for loan losses of $236,000, a $278,000 increase in noninterest expense and an $11,000 decrease in noninterest income, which were partially offset by a $136,000 increase in net interest income, a decrease of $124,000 in the provision for federal income taxes from continuing operations and a $20,000 decrease in the net loss on discontinued operations.

      NET INTEREST INCOME. Net interest income totaled $3.8 million for the year ended December 31, 2002, an increase of $136,000, or 3.71%, from the $3.7 million recorded in 2001. Interest income on loans decreased by $599,000, or 6.17%, during 2002 due primarily to a decrease in yield from 8.46% in 2001 to 7.59% in 2002, which was partially offset by an increase in the average balance of the loans outstanding of $5.2 million, or 4.49%. Interest income on investment securities increased by $149,000, or 37.63%, for the year ended December 31, 2002, compared to fiscal 2001, as the average balance increased by $6.2 million year-to-year and the related yield decreased by 131 basis points to 4.00% in 2002. Interest income on interest-bearing deposits decreased by $10,000 for the year ended December 31, 2002, compared to 2001. The average balance of interest-bearing deposits decreased $274,000 or 68.33%. The yield on interest-bearing deposits decreased 141 basis points to 1.41%. The average investment in federal funds sold during 2002 was $1.3 million, compared to an average investment of $2.3 million in 2001, which yielded 1.50% in 2002 as compared to 3.22% in 2001.

      Interest expense on deposits decreased by $605,000, or 13.25%, during 2002, due primarily to a decrease in the weighted-average rate from 5.50% in 2001 to 4.24% in 2002, being offset partially by an increase in the average balance of deposits outstanding of $10.3 million, or 12.34%. Interest expense on FHLB advances and long-term borrowings decreased by $83,000, or 3.96%, primarily due to a decrease in the weighted-average rate from 5.81% in 2001 to 5.55% in 2002, which was offset slightly by an increase in the average balance outstanding of $180,000, or 0.50%.

      As a result of the foregoing changes in interest income and interest expense, the interest rate spread decreased by 2 basis points, to 2.52% for 2002, as compared to 2.54% for 2001, while the net interest margin decreased by 12 basis points to 2.77% for the year ended December 31, 2002.

      PROVISION FOR LOAN LOSSES. Home City maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles ("GAAP"). A discussion of Home City's policy for determining the appropriate allowance is discussed below under "Critical Accounting Policies." As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2002. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

      Home City had net charge-offs of $465,000 and $136,000 during the years ended December 31, 2002 and 2001, respectively. Home City's charge-off history is a product of a variety of factors, including Home City's underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate made up 86.12% of Home City's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate made up 49.24% of total loans at December 31, 2002. Such loans typically present less risk to a lender than loans not secured by real estate. Substantially all of Home City's loans are secured by properties in its primary market area.

      The provision for loan losses was $376,000 and $140,000 for the years ended December 31, 2002 and 2001, respectively. The ratio of non-performing loans to total assets decreased to 0.28% in 2002 from 1.03% in 2001. At December 31, 2002 and 2001, Home City had a ratio of allowance for loan losses to total loans of 0.39% and 0.51%, respectively, and ratios of allowance for loan losses to non-performing loans of 88.56% and 39.78%. Due to such ratios of non-performing loans to total loans, historical charge-offs, delinquency history, and the increase in commercial and consumer installment lending, the provisions of $376,000 and $140,000 made in 2002 and 2001 were deemed appropriate by management to absorb reasonably foreseeable loan losses.

      NONINTEREST INCOME. Noninterest income totaled $674,000 for the year ended December 31, 2002, a decrease of $11,000, or 1.61%, from the $685,000 recorded in 2001. The decrease resulted primarily from a decrease of $94,000 in net gains recognized on the sale of securities. This was partially offset by increases of $25,000 in income from life insurance, $4,000 in service charges on deposit accounts and $77,000 in other miscellaneous income.

      NONINTEREST EXPENSE. Noninterest expense increased by $278,000, or 8.78%, to a total of $3.4 million for the year ended December 31, 2002, as compared to 2001. The increases in most of the items of noninterest expense were due primarily to expenses of the first full year of operations at the new main office building. The significant increase in professional fees of $76,000, or 25.6%, was primarily due to increased consultant's fees for loan review and in connection with real estate owned.

      FEDERAL INCOME TAXES. The provision for federal income taxes totaled $129,000 for the year ended December 31, 2002, a decrease of $116,000, or 47.35%, from the $245,000 provision recorded in fiscal 2001. This increase was primarily the result of a greater percentage of nontaxable income in 2002, which resulted in an effective tax rate of 23.3% in 2002 versus 26.5% in 2001.

      CRITICAL ACCOUNTING POLICIES. The accounting and reporting policies of Home City are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Home City's significant accounting policies are described in detail in the notes to Home City's consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of Home City's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

      The policy of management with respect to the amount of the allowance for loan losses is a critical accounting policy for Home City. Management evaluates the adequacy of the allowance for loan losses each quarter based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

      Some types of loans are inherently more risky than others. The allowance for commercial loans, nonresidential real estate loans and multifamily real estate loans, which generally carry more risk than single-family residential real estate loans, is determined based upon the individual credit relationships and national and local economic factors that could affect such borrowers, as well as actual loss histories. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for one- to four-family residential real estate is based upon an analysis of national and local economic conditions and loss histories. The allowance for impaired loans is based on the collateral for collateral-dependent loans or the discounted cash flows using the loan's effective interest rate.

      Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors. Undetected losses are probable due to inherent delays in obtaining information regarding a borrower's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and interpretations of economic trends; the volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits; and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans.

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

                                                                                       Year ended December 31,
                                                           -------------------------------------------------------------------------
                                                                            2002                                  2001
                                                           -------------------------------------------------------------------------
                                                             Average      Interest                Average       Interest
                                                           outstanding     earned/     Yield/   outstanding      earned/      Yield/
                                                             balance        paid        rate      balance         paid        rate
                                                             -------        ----        ----      -------         ----        ----
                                                                                      (Dollars in thousands)
Interest-earning assets:
  Interest-earning demand deposits                          $     127      $    2       1.41%     $     401      $    12       2.82%
  Federal funds sold                                            1,288          19       1.50          2,345           75       3.22
  Time deposits                                                    24           0       1.25             24            0       1.25
  Investment securities (1)                                    13,618         545       4.00          7,462          396       5.31
  Federal Home Loan Bank stock                                  2,116          98       4.62          1,981          134       6.73
  Loans receivable (2)                                        120,052       9,116       7.59        114,894        9,715       8.46
                                                            ---------      ------                 ---------      -------
    Total interest-earning assets (3)                         137,225       9,780       7.13        127,117       10,332       8.13

Noninterest-earning assets:
  Less: Allowance for loan losses                                (471)                                 (531)
  Other non-earning assets                                     10,324                                 9,216
                                                            ---------                             ---------
  Total assets                                              $ 147,078                             $ 135,802
                                                            =========                             =========

Interest-bearing liabilities:
  NOW accounts                                              $   2,814      $   28       1.01%     $   1,401      $    28       1.99%
  Money market accounts                                           695          13       1.86            450           15       3.27
  Passbook accounts                                            21,203         509       2.40         14,049          452       3.22
  Certificates of deposit                                      68,607       3,411       4.97         67,155        4,071       6.06
                                                            ---------      ------                 ---------      -------
    Total deposits                                             93,319       3,961       4.24         83,065        4,566       5.50

  Federal Home Loan Bank advances                              36,273       2,013       5.55         36,093        2,096       5.81
                                                            ---------      ------                 ---------      -------

    Total interest-bearing liabilities                        129,592       5,974       4.61        119,158        6,662       5.59

Noninterest-bearing liabilities                                 6,072                                 5,025
                                                            ---------                             ---------
    Total liabilities                                         135,664                               124,183

Total shareholders' equity                                     11,414                                11,619
                                                            ---------                             ---------
    Total liabilities and
      shareholders' equity                                  $ 147,078                             $ 135,802
                                                            =========                             =========

Net interest income; net interest rate spread                              $3,806       2.52%                    $ 3,670       2.54%
                                                                           ======     ======                     =======     ======

Net interest margin (4)                                                                 2.77%                                  2.89%
                                                                                      ======                                 ======
Average interest-earning assets to interest-bearing
  liabilities                                                                         105.89%                                106.68%
                                                                                      ======                                 ======

----------

(1) Includes $35,000 and $93,000 of nontaxable municipal income recorded in 2002 and 2001, respectively. The tax-equivalent yield on investments is 4.13% and 5.95% for 2002 and 2001, respectively.

(2) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

(3) Tax-equivalent yield on interest-earning assets is 7.14% and 8.23% for 2002 and 2001, respectively.

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

                                                                                        Year ended December 31,
                                                               --------------------------------------------------------------------
                                                                       2002 vs. 2001                         2001 vs. 2000
                                                               --------------------------------       -----------------------------
                                                                           Increase                            Increase
                                                                          (decrease)                          (decrease)
                                                                            due to                              due to
                                                               --------------------------------------------------------------------
                                                               Volume         Rate        Total       Volume       Rate       Total
                                                               ------         ----        -----       ------       ----       -----
                                                                                        (Dollars in thousands)
Interest income attributable to:
   Interest-earning demand deposits                             $  (6)      $    (4)      $ (10)      $    6      $  (7)      $  (1)
   Federal funds sold                                             (26)          (30)        (56)          71        (10)         61
   Time deposits                                                    0             0           0            0          0           0
   Investment securities                                          257          (108)        149          196          0         196
   Federal Home Loan Bank stock                                     8           (44)        (36)          33        (10)         23
   Loans receivable                                               426        (1,025)       (599)         903       (383)        520
                                                                -----       -------       -----       ------      -----       -----
Total interest income                                             659        (1,211)       (552)       1,209       (410)        799

Interest expenses attributable to:
   NOW accounts                                                    19           (19)          0            2        (11)         (9)
   Money market accounts                                            6            (8)         (2)           1         (1)          0
   Passbook savings accounts                                      191          (134)         57           60        (88)        (28)
   Certificates of deposit                                         86          (746)       (660)         674        (11)        663
   Federal Home Loan Bank advances                                 10           (93)        (83)         372        (73)        299
                                                                -----       -------       -----       ------      -----       -----
   Total interest expense                                         312        (1,000)       (688)       1,109       (184)        925
                                                                -----       -------       -----       ------      -----       -----

   Increase (decrease) in net interest income                   $ 347       $  (211)      $ 136       $  100      $(226)      $(126)
                                                                =====       =======       =====       ======      =====       =====

ASSET AND LIABILITY MANAGEMENT

      Home City, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Home City uses the net portfolio value ("NPV") methodology adopted by the OTS.

      Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from a theoretical change in market interest rates. Both an increase in market interest rates and a decrease in market interest rates are considered.

      Presented below, as of December 31, 2002, is an analysis of Home City's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City's strong capital position.

      As illustrated in the table, Home City's NPV is slightly more sensitive to declining rates than rising rates. Differences in sensitivity occur principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. As a result, in a rising interest rate environment, the amount of interest Home City would receive on its loans would increase relatively slowly as loans are slowly repaid and new loans at higher rates are made. Moreover, the interest Home City would pay on its deposits would increase rapidly because Home City's deposits generally have shorter periods to repricing. Because Home City has not originated loans in accordance with traditional secondary market guidelines, the sale of fixed-rate loans may be difficult. In addition, increases in interest rates can also result in the flow of funds away from savings institutions into direct investments or other investment vehicles, such as mutual funds, which may pay higher rates of return than savings institutions. Assumptions used in calculating the amounts in this table are OTS assumptions.

                                                   At December 31, 2002
     Change in interest            --------------------------------------------------------
            rate                   Board limit               $ change              % change
       (basis points)               % change                  in NPV                in NPV
       --------------               --------                  ------                ------
                                                     (Dollars in thousands)
            +300                       (55)%                  $(555)                  (6)%
            +200                       (35)                      11                    0
            +100                       (20)                     259                    3
               0                         0)                       0)                   0
            -100                       (20)                    (842)                  (9)
            -200                       (35)                      --(1)                --(1)
            -300                       (55)                      --(1)                --(1)

      ----------
      (1) As a result of the low interest rate environment at December 31, 2002, the OTS NPV Model did not produce results for a reduction of 200 and 300 points.

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

      If interest rates continue to rise from the recent levels, Home City's net interest income will be negatively affected. Moreover, rising interest rates may negatively affect Home City's earnings due to diminished loan demand. In order to maintain Home City's net interest margin, management is continually developing and modifying its strategies to stimulate the demand for quality loans and tailoring the types of loan products available that can be adjusted to match the current market conditions. Additional alternative sources of funding are being explored in anticipation of possible interest rate fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

      Home City's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years presented:

                                                                                  Year ended December 31,
                                                                                  -----------------------
                                                                                2002                  2001
                                                                                ----                  ----
                                                                                   (Dollars in thousands)
            Net income                                                         $   457             $    702
            Adjustments to reconcile net income to net cash
              from operating activities                                            831                 (165)
                                                                               -------             --------
            Net cash provided by operating activities                            1,288                  537
            Net cash used in investing activities                               (5,224)             (18,071)
            Net cash provided by financing activities                            4,987               20,951
                                                                               -------             --------
            Net change in cash and cash equivalents                              1,051                3,417
            Cash and cash equivalents at beginning of year                       5,010                1,593
                                                                               -------             --------
            Cash and cash equivalents at end of year                           $ 6,061             $  5,010
                                                                               =======             ========

      Home City's principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. Home City also borrows from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. Home City maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, Home City monitors the capital of such institutions to ensure that such deposits do not expose Home City to undue risk of loss.

      OTS regulations require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 2002, Home City's regulatory liquidity ratio was 7.15% of its average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. At such date, Home City had commitments to originate loans totaling $4.0 million and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially. See Note 11 of the Notes to Consolidated Financial Statements.

      Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. Home City exceeded all of its capital requirements at December 31, 2002 and 2001.

      Savings associations are required to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital less intangible assets.

      "Core capital" is comprised of common shareholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of the association's total assets, except for those associations with the highest examination rating and acceptable levels of risk, which may maintain a minimum of 3% core capital.

      OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $503,000 at December 31, 2002.

      The following table summarizes Home City's regulatory capital requirements and actual capital (see Note 11 of the Notes to Consolidated Financial Statements for regulatory capital amounts) at December 31, 2002:

                                                                                                Excess of actual
                                                                                              capital over current
                                                Actual capital        Current requirement          requirement
                                                --------------        -------------------          -----------        Applicable
                                             Amount      Percent      Amount      Percent     Amount      Percent    asset total
                                             ------      -------      ------      -------     ------      -------    -----------
                                                                           (Dollars in thousands)
      Tangible capital                      $11,163          7.4%     $2,250         1.5%     $8,913         5.9%     $150,028
      Core capital                           11,163          7.4       6,001         4.0       5,162         3.4       150,028
      Risk-based capital                     11,666         10.4       8,950         8.0       2,716         2.4       111,881

IMPACT OF INFLATION AND CHANGING PRICES

      The financial statements and related data presented he rein have been prepared in accordance with GAAP, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

      Virtually all assets and liabilities of HCFC are monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation.

ITEM 7. FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Home City Financial Corporation
Springfield, Ohio


      We have audited the accompanying consolidated balance sheet of Home City Financial Corporation as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Home City Financial Corporation as of December 31, 2001 and for the year then ended, before they were retroactively restated for the matter discussed in Note 2, were audited by other accountants whose report dated January 31, 2002, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Home City Financial Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BKD, LLP

Cincinnati, Ohio
February 24, 2003

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

     As more fully described in Note 2, subsequent to the issuance of the Corporation's December 31, 2001 consolidated financial statements and our report thereon dated January 31, 2002, we became aware of certain computational errors relating to accrued federal income tax expense. In our original opinion report we expressed an unqualified opinion on the December 31, 2001 consolidated financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.


                                   /s/ Dixon, Francis, Davis & Company
                                   ------------------------------------
                                   Dixon, Francis, Davis & Company

Granville, Ohio
January 31, 2002

         HOME CITY FINANCIAL CORPORATION - CONSOLIDATED BALANCE SHEETS

                                                                                    (Dollars in thousands)
                                                                                          December 31,
                                                                                          ------------
                                                                                     2002           2001
                                                                                     ----           ----
                                                                                                 (Restated)
ASSETS
Cash and due from banks                                                            $   1,158      $   2,133
Interest-bearing demand deposits                                                       3,289            638
Federal funds sold                                                                     1,614          2,239
                                                                                   ---------      ---------
   Cash and cash equivalents                                                           6,061          5,010
                                                                                   ---------      ---------

Interest-bearing deposits                                                                 24             24
Available-for-sale securities                                                          6,363         13,583
Loans, net of allowance for loan losses of $503 and $592 at
   December 31, 2002 and 2001                                                        127,415        115,373
Premises and equipment                                                                 3,935          4,170
Federal Home Loan Bank stock                                                           2,177          2,079
Interest receivable                                                                      600            671
Cash surrender value of life insurance                                                 2,829          2,695
Other                                                                                    331            548
                                                                                   ---------      ---------

   TOTAL ASSETS                                                                    $ 149,735      $ 144,153
                                                                                   =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
   Demand                                                                          $   5,468      $   3,230
   Savings, NOW and money market                                                      29,626         20,008
   Time                                                                               64,025         73,165
                                                                                   ---------      ---------
     Total deposits                                                                   99,119         96,403
                                                                                   ---------      ---------
Federal Home Loan Bank advances                                                       38,199         35,315
Long-term debt                                                                             0            307
Interest payable and other liabilities                                                   858            684
                                                                                   ---------      ---------

   TOTAL LIABILITIES                                                                 138,176        132,709
                                                                                   ---------      ---------

Shareholders' Equity
Preferred shares, no par value: authorized 1,000,000 shares; none issued
Common shares, no par value: authorized 5,000,000 shares; shares issued 952,200
Additional paid-in capital                                                             6,013          6,023
Retained earnings                                                                      8,246          8,134
Unearned Recognition and Retention Plan (RRP) shares                                    (111)          (178)
Unearned Employee Stock Ownership Plan (ESOP) shares                                    (305)          (381)
Accumulated other comprehensive income (loss)                                            (18)           112
Treasury shares, at cost; 167,800 shares                                              (2,266)        (2,266)
                                                                                   ---------      ---------

   TOTAL SHAREHOLDERS' EQUITY                                                         11,559         11,444
                                                                                   ---------      ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 149,735      $ 144,153
                                                                                   =========      =========

See notes to consolidated financial statements.

      HOME CITY FINANCIAL CORPORATION - CONSOLIDATED STATEMENTS OF INCOME

                                                                   (Dollars in thousands)
                                                                         December 31,
                                                                         ------------
                                                                      2002        2001
                                                                      ----        ----
                                                                               (Restated)
INTEREST AND DIVIDEND INCOME
Loans                                                               $ 9,116     $  9,715
Securities                                                              545          396
Federal funds sold                                                       19           75
Dividends on Federal Home Loan Bank stock                                98          134
Deposits with financial institutions                                      2           12
                                                                    -------     --------

    TOTAL INTEREST AND DIVIDEND INCOME                                9,780       10,332
                                                                    -------     --------

INTEREST EXPENSE
Deposits                                                              3,961        4,566
Borrowings                                                            2,013        2,096
                                                                    -------     --------

    TOTAL INTEREST EXPENSE                                            5,974        6,662
                                                                    -------     --------

NET INTEREST INCOME                                                   3,806        3,670
Provision for Loan Losses                                               376          140
                                                                    -------     --------

    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               3,430        3,530
                                                                    -------     --------

NONINTEREST INCOME
Service charges on deposits                                              35           31
Net realized gains on sales of available-for-sale securities            332          426
Life insurance                                                          157          132
Other                                                                   150           96
                                                                    -------     --------

    TOTAL NONINTEREST INCOME                                            674          685
                                                                    -------     --------

NONINTEREST EXPENSE
Salaries and employee benefits                                        1,550        1,511
Net occupancy expense                                                   314          245
Equipment expense                                                       239          180
Data processing fees                                                    237          226
Professional fees                                                       373          297
Franchise taxes                                                         144          143
Other                                                                   589          566
                                                                    -------     --------

    TOTAL NONINTEREST EXPENSE                                         3,446        3,168
                                                                    -------     --------

See notes to consolidated financial statements.

                                                                     (Dollars in thousands)
                                                                          December 31,
                                                                          ------------
                                                                        2002         2001
                                                                        ----         ----
                                                                                  (Restated)
Income from continuing operations before income tax                   $    658      $ 1,047

Provision for income taxes                                                 153          277
                                                                      --------      -------

Income from continuing operations                                          505          770
                                                                      --------      -------

Discontinued operations

   Loss from operations of discontinued insurance agency
      (including loss on disposal of $23,000)                              (72)        (100)

   Income tax benefit                                                      (24)         (32)
                                                                      --------      -------

   Loss on discontinued operations                                         (48)         (68)
                                                                      --------      -------

      NET INCOME                                                      $    457      $   702
                                                                      ========      =======

BASIC EARNINGS PER SHARE
Income from continuing operations                                     $   0.68      $  1.03
Discontinued operations                                                  (0.06)       (0.09)
                                                                      --------      -------

      NET INCOME                                                      $   0.62      $  0.94
                                                                      ========      =======

DILUTED EARNINGS PER SHARE
Income from continuing operations                                     $   0.68      $  1.03
Discontinued operations                                                  (0.06)       (0.09)
                                                                      --------      -------

   NET INCOME                                                         $   0.62      $  0.94
                                                                      ========      =======

See notes to consolidated financial statements.

          HOME CITY FINANCIAL CORPORATION - CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY

                                                                        (Dollars in thousands)
                                                                                                   Accum-
                                                                                                   ulated
                                                                                                    Other
                                                                                                   Compre-
                                                     Additional              Unearned   Unearned   hensive
                                                      Paid-in    Retained     Compen-     ESOP      Income    Treasury
                                           Shares     Capital    Earnings     sation     Shares     (Loss)     Shares        Total
                                           ------     -------    --------     ------     ------     ------     ------        -----
Balance, January 1, 2001
  (as previously reported)                 952,200     $6,026     $7,934      $ (260)    $(457)      $449      $(1,886)    $ 11,806

Prior Period Adjustment                                             (151)                                                      (151)
                                           -------     ------     ------      ------     -----       ----      -------     --------
Balance, January 1, 2001 (restated)        952,200      6,026      7,783        (260)     (457)       449       (1,886)      11,655

Comprehensive income
  Net income (restated)                                              702                                                        702
  Change in unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustment and tax effect                                                                          (337)                     (337)
                                                                                                                           --------
    Total comprehensive income                                                                                                  365
                                                                                                                           --------
Dividends on common shares,
  $.44 per share                                                    (351)                                                      (351)
Purchase of shares (29,600 shares)                                                                                (380)        (380)
Amortization of unearned
compensation expense                                       (3)                    82                                             79
ESOP shares earned                                                                          76                                   76
                                           -------     ------     ------      ------     -----       ----      -------     --------

Balance, December 31, 2001                 952,200      6,023      8,134        (178)     (381)       112       (2,266)      11,444

Comprehensive income
  Net income                                                         457                                                        457
  Change in unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustment and tax effect                                                                          (130)                     (130)
                                                                                                                           --------
    Total comprehensive income                                                                                                  327
                                                                                                                           --------
Dividends on common shares,
  $.44 per share                                                    (345)                                                      (345)
Amortization of unearned
compensation expense                                                              67                                             67
ESOP shares earned                                        (10)                              76                                   66
                                           -------     ------     ------      ------     -----       ----      -------     --------

Balance, December 31, 2002                 952,200     $6,013     $8,246      $ (111)    $(305)      $(18)     $(2,266)    $ 11,559
                                           =======     ======     ======      ======     =====       ====      =======     ========

See notes to consolidated financial statements.

HOME CITY FINANCIAL CORPORATION - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (Dollars in thousands)
                                                                                        Year ended December 31,
                                                                                        -----------------------
                                                                                         2002             2001
                                                                                         ----             ----
                                                                                                       (Restated)
OPERATING ACTIVITIES
Net income                                                                             $    457         $    702
Items not requiring (providing) cash
    Depreciation and amortization                                                           231              158
    Provision for loan losses                                                               376              140
    Amortization of premiums and discounts on securities                                    147               32
    Deferred income taxes                                                                    53              (78)
    Increase in cash surrender value of life insurance                                     (134)            (112)
    Employee Stock Ownership Plan compensation expense                                       66               76
    Recognition and Retention Plan compensation expense                                      67               79
    Net realized gains on available-for-sale securities                                    (332)            (426)
    Loss on disposal of fixed assets                                                         18                0
    FHLB stock dividends                                                                    (98)            (134)
Changes in
    Interest receivable                                                                      71               (1)
    Other assets                                                                            217              (45)
    Interest payable and other liabilities                                                  149              146
                                                                                       --------         --------
        Net cash provided by operating activities                                         1,288              537
                                                                                       --------         --------
INVESTING ACTIVITIES
    Purchases of available-for-sale securities                                          (18,077)         (15,852)
    Proceeds from maturities of available-for-sale securities                             2,362              861
    Proceeds from the sales of available-for-sale securities                             22,923            5,341
    Net change in loans                                                                 (12,418)          (4,568)
    Purchase of premises and equipment                                                      (14)          (2,177)
    Purchase of life insurance contracts                                                      0           (1,510)
    Purchase of Federal Home Loan Bank stock                                                  0             (166)
                                                                                       --------         --------
        Net cash used in investing activities                                            (5,224)         (18,071)
                                                                                       --------         --------

FINANCING ACTIVITIES
    Net increase in demand deposits, money market,
        NOW and savings accounts                                                         11,856            7,284
    Net increase (decrease) in certificates of deposit                                   (9,140)          14,042
    Proceeds from Federal Home Loan Bank advances                                         8,800           11,000
    Repayment of Federal Home Loan Bank advances                                         (5,916)         (10,636)
    Repayment of long-term debt                                                            (307)              (6)
    Purchase of treasury shares                                                               0             (380)
    Dividends paid                                                                         (345)            (351)
    Net increase (decrease) in advances from borrowers for taxes and insurance               39               (2)
                                                                                       --------         --------
        Net cash provided by financing activities                                         4,987           20,951
                                                                                       --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                     1,051            3,417
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              5,010            1,593
                                                                                       --------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $  6,061         $  5,010
                                                                                       ========         ========
SUPPLEMENTAL CASH FLOWS INFORMATION
    Interest paid                                                                      $  5,564         $  6,658
    Income taxes paid (net of refunds)                                                      152              332

See notes to consolidated financial statements.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Home City Financial Corporation ("Company") is a thrift holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, Home City Federal Savings Bank of Springfield ("Bank") and Home City Insurance Agency, Inc. ("Agency"). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Clark County, Ohio. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Bank's wholly-owned subsidiary, Homciti Service Corporation ("Service Corp."), holds stock of the Bank's data service provider and a local joint venture, in both of which it has minority interests.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Agency, the Bank, and the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

SECURITIES

All securities are classified as available for sale. Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income. Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.

PREMISES AND EQUIPMENT

Deprecia ble assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

FEDERAL HOME LOAN BANK STOCK

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

FORECLOSED ASSETS HELD FOR SALE

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

GOODWILL

Goodwill is annually tested for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS

Intangible assets are being amortized on the straight-line basis over periods ranging from 5 to 12.5 years. Such assets are periodically evaluated as to the recoverability of their carrying value.

TREASURY SHARES

Treasury shares are stated at cost. Cost is determined by the first-in, first-out method.

STOCK OPTIONS

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Bank accounts for and will continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

                                                                      (Dollars in thousands)
                                                                     Year ended December 31,
                                                                     -----------------------
                                                                       2002           2001
                                                                       ----           ----
Net income, as reported                                              $   457        $   702
Less: Total stock-based employee compensation cost determined
  under the fair value based method, net of income taxes                  58             70

                                                                     -------        -------
Pro forma net income                                                 $   399        $   632
                                                                     =======        =======

Earnings per share:
  Basic - as reported                                                $  0.62        $  0.94
                                                                     =======        =======
  Basic - pro forma                                                  $  0.54        $  0.85
                                                                     =======        =======
  Diluted - as reported                                              $  0.62        $  0.94
                                                                     =======        =======
  Diluted - pro forma                                                $  0.54        $  0.84
                                                                     =======        =======

INCOME TAXES

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares and RRP shares which have not vested have been excluded from the computation of average shares outstanding.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: RESTATEMENT OF PRIOR YEAR RETAINED EARNINGS

Retained earnings as of December 31, 2000 has been restated for computational errors relating to accrued federal income tax expense. Previously reported net income for the year ended December 31, 2001 has been restated for computational errors relating to federal income tax expense in the amount of $80,000. Diluted earnings per share have also been restated by excluding unearned ESOP shares from weighted-average shares - diluted. The result of the two restatements is that basic earnings per share was restated from $1.05 to $0.94 and diluted earnings per share was restated from $0.97 to $0.94.

NOTE 3: SECURITIES

The amortized cost and approximate fair values of securities are as follows:

                                                                        (Dollars in thousands)
                                                                         GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED      APPROXIMATE
                                                          COST          GAINS            LOSSES         FAIR VALUE
                                                          ----          -----            ------         ----------
AVAILABLE-FOR-SALE SECURITIES
December 31, 2002
   U.S. government agencies                             $ 1,280         $  10           $      0          $ 1,290
   Mortgage-backed securities                             3,409            25                 (2)           3,432
   Other asset-backed securities                            301             0                 (2)             299
   State and political subdivisions                         489            10                  0              499
   Equity securities                                        910             0                (67)             843
                                                        -------         -----           --------          -------
    Total                                               $ 6,389         $  45           $    (71)         $ 6,363
                                                        =======         =====           ========          =======
December 31, 2001
   U.S. government agencies                             $   360         $   0           $     (4)         $   356
   Mortgage-backed securities                             9,664            30                (91)           9,603
   State and political subdivisions                       1,269             1                (33)           1,237
   Equity securities                                      2,120           292                (25)           2,387
                                                        -------         -----           --------          -------
    Total                                               $13,413         $ 323           $   (153)         $13,583
                                                        =======         =====           ========          =======

The amortized cost and fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          (Dollars in thousands)
                                                                                        AMORTIZED           FAIR
                                                                                           COST             VALUE
                                                                                           ----             -----
Within one year                                                                           $  299            $  299
One to five years                                                                          1,081             1,091
Five to ten years                                                                            389               399
                                                                                          ------            ------
                                                                                           1,769             1,789
Mortgage-backed securities                                                                 3,409             3,432
Other asset-backed securities                                                                301               299
Equity securities                                                                            910               843
                                                                                          ------            ------
  Totals                                                                                  $6,389            $6,363
                                                                                          ======            ======

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $399,000 at December 31, 2002, and $1,550,000 at December 31, 2001.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains of $393,000 and $429,000 and gross losses of $61,000 and $3,000 resulting from sales of available -for-sale securities were realized for 2002 and 2001, respectively. The tax expense for net gains on security transactions for 2002 and 2001 was $113,000 and $145,000, respectively.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES
Categories of loans at December 31, include:

                                                                                          (Dollars in thousands)
                                                                                         2002               2001
                                                                                         ----               ----
Residential real estate
  One- to four-family residential                                                      $  62,981         $  58,089
  Multi-family residential                                                                 7,359             6,747
  Construction                                                                             3,238             1,477
Nonresidential real estate                                                                32,896            30,474
Commercial                                                                                14,051            11,907
Consumer and other                                                                         7,393             7,271
                                                                                       ---------         ---------
    Total loans                                                                          127,918           115,965

Less
  Allowance for loan losses                                                                 (503)             (592)
                                                                                       ---------         ---------

     Net loans                                                                         $ 127,415         $ 115,373
                                                                                       =========         =========

Activity in the allowance for loan losses was as follows:

                                                                                          (Dollars in thousands)
                                                                                         2002               2001
                                                                                         ----               ----
Balance, beginning of year                                                             $     592         $     588
Provision charged to expense                                                                 376               140
Losses charged off, net of recoveries of $25,000 for 2002, and $25,000 for 2001             (465)             (136)
                                                                                       ---------         ---------

Balance, end of year                                                                   $     503         $     592
                                                                                       =========         =========

Impaired loans totaled $944,000 at December 31, 2002. An allowance for loan losses of $37,000 relates to impaired loans of $177,000 at December 31, 2002. At December 31, 2002 impaired loans of $767,000 had no related allowance for loan losses.

Interest of $96,000 was recognized on average impaired loans of $976,000 for 2002. Interest of $74,000 was recognized on impaired loans on a cash basis during 2002.

There were no impaired loans at December 31, 2001.

At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $250,000 and $0, respectively. Non-accruing loans at December 31, 2002 and 2001 were $173,000 and $1,488,000, respectively.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

                                                       (Dollars in thousands)
                                                      2002                2001
                                                      ----                ----
Land                                                $   830             $   830
Buildings and improvements                            2,608               2,608
Equipment                                             1,560               1,597
                                                    -------             -------
                                                      4,998               5,035
Less accumulated depreciation                        (1,063)               (865)
                                                    -------             -------

    Net premises and equipment                      $ 3,935             $ 4,170
                                                    =======             =======

NOTE 6: GOODWILL, OTHER INTANGIBLE ASSETS AND DISCONTINUED OPERATIONS

During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. There was no material impact of the adoption on the financial statements.

On December 1, 2000, the Company's new, wholly-owned subsidiary, Home City Insurance Agency, Inc. (HCIA), acquired the book of business and certain other assets of Rice Insurance Agency, Inc. (Rice Agency). The transaction was a business combination accounted for as a purchase.

As a result of the acquisition, the Company recorded identifiable intangible assets including a covenant not to compete valued at $313,000, trademark rights valued at $15,000, and computer software contracts valued at $15,000. The remaining value of the excess of the cost of the assets acquired over the fair value of its net assets was $70,000 and was recorded as goodwill.

Amortization expense for the years ended December 31, 2002 and 2001, was $31,000 and $36,000, respectively.

On December 27, 2002, the Company sold the insurance agency business and recognized a loss of $23,000. The purchaser assumed the note payable of $301,000. All goodwill and other intangibles have been written-off. Revenues of $442,000 and $351,000 are included in loss from discontinued operations in 2002 and 2001, respectively.

NOTE 7: INTEREST-BEARING DEPOSITS

Interest-bearing deposits in denominations of $100,000 or more were $15,774,000 on December 31, 2002, and $18,805,000 on December 31, 2001.

At December 31, 2002, the scheduled maturities of time deposits are as follows:

                                            (Dollars in thousands)
2003                                               $ 36,671
2004                                                 10,006
2005                                                  9,052
2006                                                  6,422
2007                                                  1,874
                                                   --------

  Total                                            $ 64,025
                                                   ========

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: BORROWINGS

Borrowings consisted of the following components at December 31:                 (Dollars in thousands)
                                                                                 2002            2001
                                                                                 ----            ----
Federal Home Loan Bank Advances                                                 $38,199         $35,315
Note payable (paid in 2002)                                                           0             307
                                                                                -------         -------

       Total                                                                    $38,199         $35,622
                                                                                =======         =======

The Federal Home Loan Bank advances are secured by mortgage loans totaling $53,715,000 at December 31, 2002. Advances, at interest rates from 1.40% to 8.35%, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2002, are:

                                           (Dollars in thousands)
                         2003                     $ 4,914
                         2004                         349
                         2005                         327
                         2006                         878
                         2007                       1,847
                         Thereafter                29,884
                                                  -------
                            Total                 $38,199
                                                  =======

The Bank has unused letters of credit with the Federal Home Loan Bank aggregating $1,590,000 expiring at various dates from February 4, 2003, through December 8, 2003.

NOTE 9: INCOME TAXES

The provision for income taxes includes these components at December 31:         (Dollars in thousands)
                                                                                  2002              2001
                                                                                  ----              ----
                                                                                                 (Restated)
Taxes currently payable                                                         $    100         $     355
Deferred income taxes                                                                 53               (78)
                                                                                --------         ---------

  Income tax expense from continuing operations                                 $    153         $     277
                                                                                ========         =========

A reconciliation of income tax expense from continuing operations at the statutory rate to the Company's actual income tax expense from continuing operations is shown below:

                                                                                 (Dollars in thousands)
                                                                                  2002             2001
                                                                                  ----             ----
                                                                                                (Restated)
Computed at the statutory rate (34%)                                            $    224         $    356
Increase (decrease) resulting from
   Tax exempt interest                                                               (12)             (31)
   Cash surrender value of life insurance                                            (44)             (38)
   Nondeductible expenses                                                              1                7
   Other                                                                             (16)             (17)
                                                                                --------         --------

      Actual tax expense from continuing operations                             $    153         $    277
                                                                                ========         ========

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                2002              2001
                                                                ----              ----
Deferred tax assets                                                            (Restated)
   Allowance for loan losses                                  $    171         $    201
   Employee benefits                                               127               90
   Nonaccrual loan interest                                          1               15
   Other                                                            42               19
   Unrealized losses on available -for-sale securities               9                0
                                                              --------         --------
                                                                   350              325
                                                              --------         --------
Deferred tax liabilities
   Depreciation                                                    (62)             (55)
   Federal Home Loan Bank stock dividend                          (208)            (175)
   Deferred loan fees                                              (72)             (43)
   Unrealized gains on available -for-sale securities                0              (58)
                                                              --------         --------
                                                                  (342)            (331)
                                                              --------         --------
         Net deferred tax asset (liability)                   $      8         $     (6)
                                                              ========         ========

Retained earnings at December 31, 2002 and 2001, include approximately $1,084,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $368,000 at December 31, 2002 and 2001.

NOTE 10: OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                                   (Dollars in thousands)
                                                                    2002           2001
                                                                    ----           ----
Unrealized gains (losses) on securities available for sale        $   135         $   (85)
Reclassification for realized amount included in income               332             426
                                                                  -------         -------
Other comprehensive loss, before tax effect                          (197)           (511)
Tax benefit                                                           (67)           (174)
                                                                  -------         -------
Other comprehensive loss                                          $  (130)        $  (337)
                                                                  =======         =======

NOTE 11: REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                   (Dollars in thousands)

                                                                                               TO BE WELL CAPITALIZED
                                                                          FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                 ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                                                 ------               -----------------          -----------------
                                          AMOUNT        RATIO         AMOUNT       RATIO         AMOUNT       RATIO
                                          ------        -----         ------       -----         ------       -----
As of December 31, 2002
Total risk-based capital
  (to risk-weighted assets)               $11,666        10.4%        $8,950         8.0%       $11,188        10.0%

Tier I capital
  (to risk-weighted assets)                11,163        10.0            N/A         N/A          6,713         6.0

Tier I capital
  (to adjusted total assets)               11,163         7.4          6,001         4.0          7,501         5.0

Tangible capital
  (to adjusted tangible assets)            11,163         7.4          2,250         1.5            N/A         N/A

As of December 31, 2001 (restated)
Total risk-based capital
  (to risk-weighted assets)               $11,526        10.5%        $8,751         8.0%       $10,938        10.0%

Tier I capital
  (to risk-weighted assets)                10,934        10.0            N/A         N/A          6,563         6.0

Tier I capital
  (to adjusted total assets)               10,934         7.6          5,784         4.0          7,230         5.0

Tangible capital
  (to adjusted tangible assets)            10,934         7.6          2,169         1.5            N/A         N/A

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2002, approximately $461,000 of retained earnings were available for dividend declaration without prior regulatory approval.

NOTE 12: RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with certain directors, executive officers, significant shareholders and their affiliates or associates (related parties). In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amount of loans, as defined, to such related parties were as follows:

                                                                 (Dollars in thousands)
Balances, January 1, 2002                                               $ 1,940
New loans, including renewals                                               411
Payments, etc., including renewals                                         (436)
                                                                        -------
Balances, December 31, 2002                                             $ 1,915
                   === ====                                             =======

Deposits from related parties held by the Bank at December 31, 2002 and 2001, totaled $1,116,000 and $312,000, respectively.

NOTE 13: EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company matching 75% of the employee's contribution on the first 6% of the employee's compensation. Employer contributions charged to expense for 2002 and 2001 were $43,000 and $34,000, respectively.

As part of the conversion in 1996, the Company established an ESOP covering substantially all employees of the Company and Bank. The ESOP acquired 76,176 common shares of the Company at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, the $761,760 of common shares acquired by the ESOP was shown as a reduction of shareholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the shares when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP.

ESOP expense for the years ended December 31, 2002 and 2001, was $66,000 and $76,000.

                                                         (Dollars in thousands)
                                                           2002           2001
                                                           ----           ----
Allocated shares                                          42,465          39,690
Shares released for allocation                             9,449           9,449
Unearned shares                                           35,959          45,408
                                                        --------        --------
   Total ESOP shares                                      87,873          94,547
                                                        ========        ========

Fair value of unearned shares at December 31            $421,000        $544,000
                                                        ========        ========

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 38,088 shares of the Company to members of the Board of Directors and management. At December 31, 2002, 26,302 shares had been awarded, of which 914 had been forfeited. Common shares awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $67,000 and $79,000 for 2002 and 2001, respectively.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: STOCK OPTION PLAN

The Company has an option plan under which the Company may grant options that vest over five years to selected employees for up to 131,422 common shares. The exercise price of each option is intended to equal the fair value of the Company's shares on the date of grant. An option's maximum term is ten years.

At December 31, 2002, the weighted average remaining contractual life of all options was 4.8 years. A summary of the status of the plan at December 31, 2002 and 2001, and changes during the years then ended is presented below:

                                         AT DECEMBER 31, 2002         AT DECEMBER 31, 2001
                                         --------------------         --------------------
                                                       Weighted                   Weighted
                                                       Average                    Average
                                                       Exercise                   Exercise
                                         Shares         Price         Shares        Price
                                         ------         -----         ------        -----
Outstanding, beginning of year           98,565         $11.70        98,565        $11.70

Granted                                       0                            0
Exercised                                     0                            0
Forfeited                                (2,630)         11.70             0
Expired                                       0                            0
                                         ------                       ------

Outstanding, end of year                 95,935          11.70        98,565         11.70
                                         ======                       ======

Options exercisable, end of year         95,935          11.70        80,159         11.70
                                         ======                       ======

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows (Dollars in thousands, except per share data):

                                                                         Year Ended December 31, 2002
                                                             Income          Weighted-Average Shares       Per Share Amount
                                                             ------          -----------------------       ----------------
Basic earnings per share
    Income from continuing operations
        available to common shareholders                      $   505                  741,229                  $   0.68
Effect of dilutive securities                                                                                   ========
    Stock options and awards                                        0                        0
                                                              -------                  -------                  --------
Diluted earnings per share
    Income from continuing operations
        available to common shareholders and
        assumed conversions                                   $   505                  741,229                  $   0.68
                                                              =======                  =======                  ========

Options to purchase 95,935 common shares at $11.70 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                     Year Ended December 31, 2001 (Restated)
                                                             Income          Weighted-Average Shares       Per Share Amount
                                                             ------          -----------------------       ----------------
Basic earnings per share
    Income from continuing operations
        available to common shareholders                      $   770                  744,992                  $   1.03
Effect of dilutive securities
    Stock options and awards                                        0                    4,522
Diluted earnings per share
    Income from continuing operations
        available to common shareholders
        and assumed conversions                               $   770                  749,514                  $   1.03

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                                          (Dollars in thousand)
                                            AT DECEMBER 31, 2002            AT DECEMBER 31, 2001
                                            --------------------            --------------------
                                         Carrying            Fair        Carrying            Fair
                                           Amount           Value          Amount           Value
                                           ------           -----          ------           -----
Financial assets
  Cash and cash equivalents              $  6,061        $  6,061        $  5,010        $  5,010
  Interest-bearing deposits                    24              24              24              24
  Available-for-sale securities             6,363           6,363          13,583          13,583
  Loans, net                              127,415         133,767         115,373         116,218
  Federal Home Loan Bank stock              2,177           2,177           2,079           2,079
  Cash surrender value of life
    insurance                               2,829           2,829           2,695           2,695
  Interest receivable                         600             600             671             671

Financial liabilities
  Deposits                                 99,119         100,746          96,403          97,978
  Federal Home Loan Bank advances          38,199          40,877          35,315          35,246
  Long-term debt                                0               0             307             328
  Interest payable                            212             212             243             243

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2002 and 2001. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2002 and 2001 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2002 and 2001, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: COMMITMENTS AND CREDIT RISK

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2002 and 2001, the Bank had outstanding commitments to originate loans aggregating approximately $458,000 and $2,506,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $358,000 and $1,684,000 at December 31, 2002 and 2001, respectively, with the remainder at floating market rates.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Bank had total outstanding letters of credit amounting to $500,000 and $0 at December 31, 2002 and 2001, respectively, with the former bearing a term of seven months.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2002, the Bank had granted unused lines of credit to borrowers aggregating approximately $5,483,000 and $3,757,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2001, unused lines of credit to borrowers aggregated approximately $5,373,000 for commercial lines and $3,240,000 for open-end consumer lines.

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                            CONDENSED BALANCE SHEETS

                                                                (Dollars in thousands)
                                                                2002              2001
                                                                ----              ----
ASSETS                                                                        (Restated)
  Cash                                                         $    216         $   140
  Investment in common stock of subsidiary Bank                  11,145          11,046
  Investment in insurance agency                                     37              83
  Advances to subsidiaries                                          109              35
  Other assets                                                       52             140
                                                               --------         -------

    Total assets                                               $ 11,559         $11,444
                                                               ========         =======

SHAREHOLDERS' EQUITY                                           $ 11,559         $11,444
                                                               ========         =======

                         CONDENSED STATEMENTS OF INCOME

                                                                (Dollars in thousands)
                                                                 2002            2001
                                                                 ----            ----
INCOME                                                                        (Restated)
Dividends from subsidiary Bank                                 $    330         $   635
Interest income                                                      36              45
                                                               --------         -------
Total income                                                        366             680
                                                               --------         -------
EXPENSES
Other expenses                                                      119             139
                                                               --------         -------
INCOME BEFORE INCOME TAX AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES                                247             541
  Income Tax Expense (Benefit)                                      (28)              3
                                                               --------         -------
INCOME BEFORE EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES                                275             538
Equity in Undistributed Income of Subsidiaries                      182             164
                                                               --------         -------
NET INCOME                                                     $    457         $   702
                                                               ========         =======

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                      (Dollars in thousands)
                                                       2002          2001
                                                       ----          ----
OPERATING ACTIVITIES                                              (Restated)
   Net income                                          $ 457         $ 702
   Items not requiring (providing) cash                   38           (10)
                                                       -----         -----
      Net cash provided by operating activities          495           692
                                                       -----         -----

INVESTING ACTIVITIES--ADVANCES TO SUBSIDIARIES           (74)            0
                                                       -----         -----

FINANCING ACTIVITIES
   Cash dividends paid                                  (345)         (351)
   Purchase of treasury stock                              0          (380)
                                                       -----         -----
      Net cash used in financing activities             (345)         (731)
                                                       -----         -----

NET CHANGE IN CASH AND CASH EQUIVALENTS                   76           (39)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           140           179
                                                       -----         -----

CASH AND CASH EQUIVALENTS AT END OF YEAR               $ 216         $ 140
                                                       =====         =====

  HOME CITY FINANCIAL CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize selected quarterly results of operations without adjustment for discontinued operations for 2002 and 2001.

                                      (Dollars in thousands, except per share data)
December 31, 2002                    March           June       September      December
                                     -----           ----       ---------      --------
Interest and dividend income        $ 2,465         $2,507        $2,386        $2,422
Interest expense                      1,570          1,528         1,487         1,408
Net interest income                     895            979           899         1,014
Provision for loan losses                13            236            52            75
Noninterest income                      169            435           236           276
Noninterest expense                     999          1,006           955           981
Income tax expense                      (13)            33             1           108
Net income                               65            139           127           126

Earnings per share
  Basic                                0.09           0.19          0.17          0.17
  Diluted                              0.09           0.19          0.17          0.17

Dividends per share                    0.11           0.11          0.11          0.11

December 31, 2001 (Restated)         March           June       September      December
                                     -----           ----       ---------      --------
Interest and dividend income        $ 2,601         $2,609        $2,558        $2,641
Interest expense                      1,634          1,670         1,679         1,701
Net interest income                     967            939           879           940
Provision for loan losses                10             10             0           120
Noninterest income                      243            170           293           306
Noninterest expense                     865            872           971           942
Income tax expense                       67             38            15           125
Net income                              268            189           186            59

Earnings per share
  Basic                                0.35           0.25          0.25          0.08
  Diluted                              0.35           0.25          0.25          0.08

Dividends per share                    0.11           0.11          0.11          0.11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On November 14, 2002, HCFC dismissed Dixon, Francis, Davis & Company ("DFD") as its independent certified public accountants retained to audit HCFC's financial statements and retained BKD as its new independent certified public accountants. The dismissal of DFD and the retention of BKD were approved by the Audit Committee and the full Board of Directors of HCFC.

      The Board of Directors' decision to engage BKD was based on the breadth of experience of BKD serving public companies and the service that BKD can provide to HCFC. DFD's reports on the consolidated financial statements of HCFC for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years and the interim period through September 30, 2002, there have not been any disagreements between HCFC and DFD on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT OF THE REGISTRANT

      The information set forth under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" and "SECTION 16 (a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the Definitive Proxy Statement of the Corporation dated March 14, 2003, filed with the United States Securities and Exchange Commission (the "Proxy Statement") is incorporated by reference herein.

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

            10.4  Asset Sale And Purchase Agreement (Incorporated by reference)

            21    Subsidiaries (Incorporated by reference)

            99.1  Proxy Statement (Incorporated by reference)

            99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

            99.3 Certification of Chief Executive Officer and Chief Financial Officer

      (b)   Reports on Form 8-K

            A Form 8-K was filed for the event on November 14, 2002, regarding a change in independent auditor.

            A Form 8-K was filed for the event on December 10, 2002, regarding the announcement of the signing of an agreement for the acquisition of the business of Home City Insurance Agency, Inc. by Wallace & Turner, Inc.

ITEM 14. CONTROLS AND PROCEDURES

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

      HOME CITY FINANCIAL CORPORATION

      /s/ Douglas L. Ulery
      -------------------------------------
      Douglas L. Ulery
      President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

      /s/ Glenn W. Collier                        /s/ John D. Conroy
      -------------------------------------       --------------------------------------
      Glenn W. Collier                            John D. Conroy
      Director                                    Chairman of the Board

      March 24, 2003                              March 24, 2003
      -------------------------------------       --------------------------------------
      Date                                        Date

      /s/ James Foreman                           /s/ Terry A. Hoppes
      -------------------------------------       --------------------------------------
      James Foreman                               Terry A. Hoppes
      Director                                    Director

      March 24, 2003                              March 24, 2003
      -------------------------------------       --------------------------------------
      Date                                        Date

      /s/ Douglas L. Ulery                        /s/ Charles A. Mihal
      -------------------------------------       --------------------------------------
      Douglas L. Ulery                            Charles A. Mihal
      Director                                    Treasurer and Chief Financial Officer
      President and Chief Executive Officer

      March 24, 2003                              March 24, 2003
      -------------------------------------       --------------------------------------
      Date                                        Date

                                  CERTIFICATION

I, Douglas L. Ulery, President and Chief Executive Officer of Home City Financial Corporation, certify, that:

1. I have reviewed this annual report on Form 10-KSB of Home City Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Douglas L. Ulery
-------------------------------------
Douglas L. Ulery
President and Chief Executive Officer
March 24, 2003

                                  CERTIFICATION

I, Charles A. Mihal, Treasurer and Chief Financial Officer of Home City Financial Corporation, certify, that:

1. I have reviewed this annual report on Form 10-KSB of Home City Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Charles A. Mihal
-------------------------------------
Charles A. Mihal
Treasurer and Chief Financial Officer
March 24, 2003

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
3.1                      Articles of Incorporation                Incorporated by reference to the Registrant's
                                                                  Quarterly Report on Form 10-QSB for the
                                                                  Quarter ended March 31, 1997 (the "March
                                                                  31, 1997, 10-QSB"), Exhibit 3(i).

3.2                      Code of Regulations of Home              Incorporated by reference to the March 31,
                         City Financial Corporation               1997, 10-QSB, Exhibit 3 (ii)

10.1                     Employment Agreement with Mr.
                         Ulery

10.2                     Home City Financial                      Incorporated by reference to the Registrant's
                         Corporation 1997 Stock                   1997 Definitive Proxy Statement dated
                         Option and Incentive Plan                September 19, 1997, Exhibit A

10.3                     Home City Financial                      Incorporated by reference to the Registrant's
                         Corporation                              1997 Definitive Proxy Statement dated
                         Recognition and Retention                September 19, 1997, Exhibit B
                         Plan and Trust Agreement

10.4                     Asset Sale And Purchase                  Incorporated by reference to Form 8-K filed
                         Agreement                                by Registrant on December 1, 2000, Exhibit 2

21                       Subsidiaries of Home City                Incorporated by reference to the December
                         Financial                                31, 2000, Form 10-KSB, Exhibit 21
                         Corporation

99.1                     Proxy Statement                          Incorporated by reference to the definitive
                                                                  Proxy Statement of the Registrant for the
                                                                  2003 Annual Meeting of Shareholders of
                                                                  Home City Financial Corporation, filed with
                                                                  the Securities and Exchange Commission.

99.2                     Safe Harbor Under the Private
                         Securities Litigation Reform
                         Act of 1995

99.3                     Certification Pursuant to 18
                         U.S.C. Section 1350, as Adopted
                         Pursuant to Section 906 of
                         the Sarbanes-Oxley Act of 2002