Form 10QSB
period 2003-03-31
HOME CITY FINANCIAL CORP
filed 2003-05-09
CIK 1022103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

          2454 North Limestone Street
               Springfield, Ohio                         45503
               -----------------                         -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                                 (937) 390-0470
                           (ISSUER'S TELEPHONE NUMBER)

                                       N/A
                                       ---
                          (FORMER ADDRESS LAST REPORT)


As of April 30, 2003, 784,400 common shares of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Format (Check one):   Yes       No  X
                                                      ---       -

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX

         ===============================================================

                                                                                               Page Number

PART I   FINANCIAL INFORMATION

        ITEM
          1.     Financial Statements (Unaudited)

                 Consolidated balance sheets --                                                     3
                 March 31, 2003, and December 31, 2002

                 Consolidated statements of income --                                               4
                 March 31, 2003, and December 31, 2002

                 Consolidated statements of changes in                                              5
                 shareholders' equity --Three months ended March 31, 2003

                 Consolidated statements of cash flows --                                           6
                 Three months ended March 31, 2003 and 2002

                 Notes to consolidated financial statements                                         7
                 March 31, 2003, and December 31, 2002

          2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                         11

          3.     Controls and Procedures                                                           15

PART II  OTHER INFORMATION

        ITEM
          1.     Legal Proceedings                                                                 16

          2.     Changes in Securities and Use of Proceeds                                         16

          3.     Defaults upon Senior Securities                                                   16

          4.     Submission of Matters to a Vote of Security Holders                               16

          5.     Other Information                                                                 17

          6.     Exhibits and Reports on Form 8-K                                                  17

Signatures                                                                                         18

Certifications                                                                                19 & 20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                         (Dollars in thousands)
                                                                                        (Unaudited)
                                                                                          At March          At December
                                                                                          31, 2003            31, 2002
                                                                                          --------            --------
ASSETS
Cash and cash equivalents
     Cash and due from banks                                                                $ 804             $ 1,158
     Interest-bearing demand deposits                                                       5,830               3,289
     Federal funds sold                                                                     1,192               1,614
                                                                                        ---------           ---------
         Cash and cash equivalents                                                          7,826               6,061

Interest bearing deposits                                                                      24                  24
Available-for-sale securities                                                               6,085               6,363
Loans, net of allowance for loan losses of $605 and $503
         At March 31, 2003 and December 31, 2002                                          127,909             127,415
Premises and equipment                                                                      3,877               3,935
Federal Home Loan Bank stock                                                                2,199               2,177
Interest receivable                                                                           564                 600
Cash surrender value of life insurance                                                      2,860               2,829
Other                                                                                         351                 331
                                                                                        ---------           ---------
               TOTAL ASSETS                                                              $151,695            $149,735
                                                                                        =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
       Demand                                                                              $7,018              $5,468
       Savings, NOW and money market                                                       39,778              29,626
       Time                                                                                51,363              64,025
                                                                                        ---------           ---------
               Total Deposits                                                              98,159              99,119
                                                                                        ---------           ---------

Federal Home Loan Bank advances                                                            41,102              38,199
Interest payable and other liabilities                                                        779                 858
                                                                                        ---------           ---------

               TOTAL LIABILITIES                                                          140,040             138,176

SHAREHOLDERS' EQUITY
Preferred shares, no par value: authorized 1,000,000 shares; none issued                        0                   0
Common shares, no par value: authorized 5,000,000 shares;
     shares issued 952,200                                                                      0                   0
Additional paid-in capital                                                                  6,013               6,013
Retained earnings                                                                           8,329               8,246
Unearned Recognition and Retention Plan (RRP) shares                                        (102)               (111)
Unearned Employee Stock Ownership Plan (ESOP) shares                                        (305)               (305)
Accumulated other comprehensive income (loss)                                                (14)                (18)
Treasury shares, at cost; 167,800 shares                                                  (2,266)             (2,266)
                                                                                        ---------           ---------
               TOTAL SHAREHOLDERS' EQUITY                                                  11,655              11,559
                                                                                        ---------           ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $151,695            $149,735
                                                                                        =========           =========

See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                        CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                                                  (Dollars in thousands)
                                                                                              (Unaudited)       (Unaudited)
                                                                                            3 Months Ended    3 Months Ended
                                                                                               March 31,         March 31,
                                                                                               ---------         ---------
                                                                                                  2003              2002
                                                                                                  ----              ----
INTEREST INCOME
Loans                                                                                             $ 2,296          $  2,241
Securities                                                                                             28               196
Federal funds sold                                                                                      3                 4
Dividends on Federal Home Loan Bank stock                                                              21                23
Deposits with financial institutions                                                                    1                 1
                                                                                                   ------             -----

     TOTAL INTEREST INCOME                                                                          2,349             2,465

INTEREST EXPENSE
Deposits                                                                                              749             1,072
Borrowings                                                                                            500               498
                                                                                                   ------             -----

     TOTAL INTEREST EXPENSE                                                                         1,249             1,570
                                                                                                   ------             -----

     NET INTEREST INCOME                                                                            1,100               895
Provision for loan losses                                                                              90                13
                                                                                                   ------             -----

     NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                                                            1,010               882

NONINTEREST INCOME
Service charges on deposits                                                                             9                10
Net realized gains on sales of available-for-sale securities                                            6                 2
Life insurance                                                                                         35                39
Other                                                                                                  39               118
                                                                                                   ------             -----

     TOTAL NONINTEREST INCOME                                                                          89               169

NONINTEREST EXPENSE
Salaries and employee benefits                                                                        405               497
Net occupancy expense                                                                                  84                90
Equipment expense                                                                                      56                69
Data processing fees                                                                                   59                62
Professional fees                                                                                      80                89
Franchise taxes                                                                                        38                36
Other                                                                                                 120               156
                                                                                                   ------             -----

     TOTAL NONINTEREST EXPENSE                                                                        842               999
                                                                                                   ------             -----

     NET INCOME BEFORE FEDERAL INCOME
         TAX EXPENSE                                                                                  257                52

Provision for income tax expense/(benefit)                                                             90              (13)
                                                                                                   ------             -----

     NET INCOME                                                                                    $  167             $  65
                                                                                                   ======             =====

Earnings per common share - basic                                                                   $0.22             $0.09
Earnings per common share - diluted                                                                 $0.22             $0.09

See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                              Accumulated
                                         Additional                                Unearned      Other
                                            Paid-in     Retained      Unearned       ESOP    Comprehensive    Treasury
                                  Shares    Capital     Earnings    Compensation    Shares   Income (Loss)      Stock       Total
                               -----------------------------------------------------------------------------------------------------


Balance, December 31,2001        952,200    $  6,023   $    8,134    $     (178)   $    (381)  $      112      $ (2,266)  $ 11,444


 Comprehensive income
    Net income                                                457                                                              457
    Change in unrealized
       gain (loss) on
       securities available
       for sale, net of
       reclassification
       adjustment and tax
       effect                                                                                        (130)                    (130)
                                                                                                                           -------
        Total comprehensive
           income                                                                                                              327
                                                                                                                           -------
 Dividends on common stock,
    $.44 per share                                           (345)                                                            (345)
 Amortization of unearned
    compensation expense                                                     67                                                 67
 ESOP shares earned                              (10)                                     76                                    66
                                 -------     --------   ---------     ---------     --------    ---------       -------    -------

 Balance, December 31, 2002      952,200    $  6,013   $    8,246    $     (111)   $    (305)  $      (18)     $ (2,266)   $11,559


 Comprehensive income
    Net income                                                167                                                              167
    Change in unrealized
       gain (loss) on
       securities available
       for sale, net of
       reclassification
       adjustment and tax
       effect                                                                                           4                        4
                                                                                                                           -------
        Total comprehensive
           income                                                                                                              171
                                                                                                                           -------
 Dividends on common stock,
    $.11 per share                                            (84)                                                             (84)
 Amortization of unearned
    compensation expense                                                      9                                                  9
                                 -------     -------    ---------     ---------     --------    ---------       -------    -------


Balance, March 31, 2003          952,200    $  6,013   $    8,329    $     (102)   $    (305)  $      (14)     $ (2,266)  $ 11,655
                                 =======     =======    =========     =========     ========    =========       =======    =======



See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    (Dollars in thousands)
                                                                                               (Unaudited)        (Unaudited)
                                                                                               -----------        -----------
                                                                                              3 Months ended     3 Months ended
                                                                                              --------------     --------------
                                                                                                 March 31,          March 31,
                                                                                                 ---------          ---------
                                                                                                   2003                 2002
                                                                                                   ----                 ----

OPERATING ACTIVITIES
Net income                                                                                      $    167          $      65
     Items not requiring (providing) cash
             Depreciation and amortization                                                            59                 61
             Provision for loan losses                                                                90                 13
             Amortization of premiums and discounts on securities                                     31                 26
             Deferred income taxes                                                                    (9)              (214)
             Increase in cash surrender value of life insurance                                      (31)               (33)
             Employees Stock Ownership Plan compensation expense                                      21                 24
             Recognition and Retention Plan compensations expense                                      2                 23
             Net realized gains on available-for-sale securities                                      (6)                (2)
             FHLB stock dividends                                                                    (22)               (24)

         Changes in
                     Interest receivable                                                              36                (32)
                     Other assets                                                                    (20)                38
                     Interest payable and other liabilities                                          (11)               (59)
                                                                                                 --------           --------

                           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          307               (114)
                                                                                                 --------           --------

INVESTING ACTIVITIES
         Purchase of available-for-sale securities                                                (1,157)            (4,024)
         Proceeds from payments and  maturities of securities available-for-sale                     581                  0
         Proceeds from sales of available-for-sale securities                                        819              1,491
         Net change in loans                                                                        (584)            (1,023)
         Purchases of premises and equipment                                                          (1)                (7)
                                                                                                 --------           --------

                            NET CASH USED IN INVESTING ACTIVITIES                                   (342)            (3,563)
                                                                                                 --------           --------

FINANCING ACTIVITIES
        Net increase in demand deposits, money market, NOW and savings accounts                   11,702              3,340
        Net increase (decrease) in certificates of deposit                                       (12,662)            (3,229)
        Proceeds from Federal Home Loan Bank advances                                              3,000              1,500
        Repayment of Federal Home Loan Bank advances                                                 (97)               (96)
        Repayment of long-term debt                                                                    0                 (1)
        Dividends paid                                                                               (84)               (86)
        Net increase (decrease) in advances from borrowers for taxes and insurance                   (59)               (56)
                                                                                                 --------           --------

                            NET CASH PROVIDED IN FINANCING ACTIVITIES                              1,800              1,372
                                                                                                 --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   1,765             (2,305)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     6,061              5,010
                                                                                                 --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $ 7,826            $ 2,705
                                                                                                 ========           ========


See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2003, AND DECEMBER 31, 2002

                                   (UNAUDITED)

================================================================================

NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of March 31, 2003, and December 31, 2002, and the consolidated results of operations and the cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                           (Dollars in thousands)
                                                         Three                Three
                                                     Months Ended         Months Ended
                                                       March 31,            March 31,
                                                         2003                 2002
                                                         ----                 ----

Balance, beginning of period                            $  503                  $   517
Provision for loan losses                                   90                       13
Charge-offs                                                (3)                     (11)
Recoveries                                                  15                       13
                                                        ------                  -------

Balance, end of period                                  $  605                  $   532
                                                        ======                  =======


NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 2003, consisted of six short-term advances totaling $7.0 million and nineteen long-term advances totaling $34.1 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                            (Dollars in thousands)
                                 At March 31, 2003                                        At December 31, 2002
                  ---------------------------------------------------     ----------------------------------------------------

                                    Range of             Weighted-                          Range of             Weighted-
                                    interest              average                           interest              average
                   Amount             rates            interest rate       Amount             rates            interest rate
                   ------             -----            -------------       ------             -----            -------------

Due within
 one year             $7,000          1.42%                1.42%         $   4,914        1.44% - 6.05%            1.46%

After one but
 within five
 Years                $4,111       6.35%-8.35%             6.73%         $   3,401         6.35%-8.35%             6.74%

After five
 years               $29,991       3.30%-6.84%             5.61%         $  29,884         3.30%-6.84%             5.61%



NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2003.






                                                            (Dollars in thousands)
                                                                                                            To be
                                                                                                     Categorized as "Well
                                                                                                      Capitalized" Under
                                                                     For Capital                       Prompt Corrective
                                          Actual                        Adequacy Purposes              Action Provisions
                                          ------                        -----------------              -----------------
                                 Amount        Ratio              Amount         Ratio               Amount          Ratio
                                 ------        -----              ------         -----               ------          -----
Total Risk-Based Capital
  (To Risk-Weighted Assets)     $11,894              11.0%        $8,682                8.0%        $10,852          10.0%

Tier I Capital
  (To Risk-Weighted Assets)     $11,289              10.4%          N/A                  N/A        $ 6,511           6.0%

Tier I Capital
  (To Total Assets)             $11,289              7.4%         $6,066                4.0% *      $ 7,584           5.0%

Tangible Capital
  (To Total Assets)             $11,289              7.4%         $2,275                1.5%           N/A            N/A

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

                                                                                                 For the Three Months Ended
                                                                                                 --------------------------
                                                                                                       March 31, 2003
                                                                                                       --------------

                                                                                                     Weighted-
                                                                                                      average             Per
                                                                                  Income              Shares             Share
                                                                               (Numerator)         (Denominator)         Amount
                                                                               -----------         -------------         ------

Basic EPS
    Income available to common shareholders                                       $167,009              752,251              $0.22

    Effective of dilutive securities
    Stock options                                                                        0                6,308
                                                                                ----------           ----------

Diluted EPS
    Income available to common shareholders +
    assumed conversions                                                           $167,009              758,559              $0.22



                                                                                               For the Three Months Ended
                                                                                               --------------------------
                                                                                                      March 31, 2002
                                                                                                      --------------

                                                                                                     Weighted-
                                                                                                      average             Per
                                                                                  Income              Shares             Share
                                                                               (Numerator)         (Denominator)         Amount
                                                                               -----------         -------------         ------

Basic EPS
    Income available to common shareholders                                       $65,346               740,658          $0.09

    Effective of dilutive securities
    Stock options*                                                                      0                     0
                                                                                ----------           ----------

Diluted EPS
    Income available to common shareholders +
    assumed conversions                                                           $65,346               740,658          $0.09


* Because the exercise prices of the options exceeded the fair market value at March 31, 2002, the shares subject to options are not included in calculating diluted earnings per share.

NOTE 6.  STOCK OPTIONS

The Company accounts for its stock option plan under the under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.


--------------------------------------------------------------------------------

                                                                                                   (Dollars in thousands except
                                                                                                        per share amounts)
                                                                                               For the Three Months ended March 31
                                                                                               -----------------------------------
                                                                                                    2003                  2002
                                                                                                    ----                  ----

Net income, as reported                                                                           $   167                $  65
Less:  Total stock-based employee compensation
           cost determined under the fair value based
           Interest payable and other liabilities                                                    ( 0)                  (17)
                                                                                                    -----                -----

Pro forma net income                                                                              $   167               $   48
                                                                                                    =====                =====

Earnings per share:
          Basic - as reported                                                                     $   .22               $  .09
                                                                                                    =====                =====
          Basic - pro forma                                                                       $   .22               $  .06
                                                                                                    =====                =====
          Diluted - as reported                                                                   $   .22               $  .09
                                                                                                    =====                =====
          Diluted - pro forma                                                                     $   .22               $  .06
                                                                                                    =====                =====



NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

On November 25, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

FIN No. 45, which is applicable to public and non-public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice.

FIN No. 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has changed its method of accounting and financial reporting for standby letters of credit by adopting the provisions of FIN No. 45 effective January 1, 2003. There was no material impact of the adoption on the financial statements.

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

           The Company is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of the Bank. The Bank conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans secured by single-family residences, consumer loans and loans secured by non-residential real estate. The Bank also originates loans for the construction of residential real estate loans secured by multifamily real estate (over four units), and commercial loans. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

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

                         CHANGES IN FINANCIAL CONDITION

           At March 31, 2003, the consolidated assets of the Company totaled $151.7 million, an increase of $2.0 million, or 1.31%, from $149.7 million at December 31, 2002. The increase in total assets was primarily the result of a $1.8 million increase in cash and cash equivalents and a $494,000 increase in loans receivable, funded by a $2.9 million increase in FHLB advances and a $1.0 million decrease in deposits.

           Net loans receivable increased by $494,000, or 0.39%, to $127.9 million at March 31, 2003, compared to $127.4 million at December 31, 2002. The increase was primarily in the non-residential real estate and commercial loan portfolio.

           Total cash and cash equivalents increased by $1.8 million during the first quarter of 2003. This represented a temporary influx of undeployed liquidity. Interest bearing demand deposits totaled $5.8 million, an increase of $2.5 million, or 77.26%, from $3.3 million at December 31, 2002. Federal funds sold decreased by $422,000, or 26.15%, from $1.6 million at December 31, 2002. Total cash and balances due from banks decreased by $354,000 from the December 31, 2002, balances.

           Available-for-sale securities decreased $278,000, or 4.37%, from $6.4 million at December 31, 2002, to $6.1 million at March 31, 2003, with very little activity in the portfolio for the quarter.

           Deposit balances moved down slightly, decreasing $960,000, or 0.97%, from $99.1 million at December 31, 2002, to $98.2 million at March 31, 2003. While demand, savings, NOW and money market deposits increased by 33.3%, time deposits decreased by 19.8% as management worked to decrease higher rate brokered savings deposits.

           Advances from the FHLB increased $2.9 million, or 7.60%, from $38.2 million at December 31, 2002, to $41.1 million at March 31, 2003, meeting both loan origination and liquidity needs.

           Total shareholders' equity increased $96,000, or 0.83%, from December 31, 2002, to March 31, 2003. This increase was primarily the result of the $167,000 of first quarter 2003 income together with a $4,000 increase in accumulated other comprehensive income and the $9,000 amortization of unearned compensation expense, partially offset by the $84,000 cash dividend payment.

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

           OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2003, the Bank's regulatory liquidity ratio was 6.82%. At such date, the Bank had commitments to originate loans totaling $13.4 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

           The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at March 31, 2003.

           On February 24, 2003, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 7, 2003, which was paid on March 17, 2003.


                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

           GENERAL. Net income increased $102,000, or 156.92%, from $65,000 for the three months ended March 31, 2002, to $167,000 for the three months ended March 31, 2002. The increase was primarily attributed to $205,000 more in net interest income and a decrease of $157,000 in noninterest expense, which was partially offset by an increase of $77,000 in the provision for loan losses, an $80,000 decrease in noninterest income and an increase of $103,000 in the provision for federal income tax expense.

           INTEREST INCOME. The $3.4 million increase in average earning assets offset by a decrease in yields resulted in a decrease in interest income of $116,000, or 4.71%, for the three months ended March 31, 2003, compared to the same period in 2002. The decrease in yields caused a decline of $179,000 in interest income, which was partially offset to the extent of $63,000 due to an increase in the amount of average interest-earning assets.

           INTEREST EXPENSE. Interest expense on deposit liabilities decreased $323,000, or 30.13%, for the three months ended March 31, 2003, as compared to the same period in 2002. Total average deposits decreased by $699,000 comparing the quarters ended March 31, 2003 and 2002, and the average interest rate paid on interest-bearing deposits decreased by 137 basis points from 4.64% for the three months ended March 31, 2002, to 3.27% for the same period in 2003. The average balance of FHLB advances increased from $36.1 million for the three-month period ended March 31, 2002, to $38.7 million for the same period in 2003 and, coupled with a 36 basis point decrease in rates paid, resulted in an increase in interest on FHLB advances of $2,000 for the three months ended March 31, 2003, compared to the same period in 2002.

           PROVISION FOR LOAN LOSSES. The provision for loan losses was $90,000, and there were $12,000 in net recoveries during the three months ended March 31, 2003, compared to a $12,500 provision and $2,000 of net recoveries during the three months ended March 31, 2002. The provision was increased based upon the results of the ongoing loan reviews and the composition of the loan portfolio.

           NONINTEREST INCOME. Noninterest income decreased by $80,000 for the three months ended March 31, 2003, compared to the same period in 2002. The decrease was primarily the result of the reduction of income from the discontinued operations of Home City Insurance Agency Inc. Additionally, decreases of $1,000 in service charges and $4,000 in income from life insurance contracts, which were partially offset by a $4,000 increase in net realized gains on sales of available-for-sale securities, comprised the remainder of the decrease.

           NONINTEREST EXPENSE. Noninterest expense decreased $157,000, or 15.72%, to $842,000 for the three months ended March 31, 2003, from $999,000 in the comparable period in 2002. Of this decrease, $92,000 was attributable to a decrease in salaries and employee benefits expense in 2003, reflecting staff reductions and the discontinuation of operations of the insurance agency subsidiary. Almost all the remaining categories of noninterest expense showed reductions of cost related to the discontinued operations of the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.24% and 2.75% for the three months ended March 31, 2003 and 2002, respectively.

           INCOME TAXES. The provision for income taxes increased $103,000 for the three months ended March 31, 2003, compared with the prior year, primarily as a result of the $205,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter.

                                     ITEM 3.

                             CONTROLS AND PROCEDURES

================================================================================

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

================================================================================

ITEM 1 - LEGAL PROCEEDINGS

       None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

       At the 2003 Annual Meeting of Shareholders of Home City Financial Corporation, the shareholders adopted the Amended and Restated Code of Regulations of Home City Financial Corporation. The amendments are generally described in Item 4. None of such amendments materially affected the rights of the shareholders of Home City Financial Corporation. The substance and reasons for the amendments are set forth in the definitive proxy statement filed by Home City Financial Corporation with the Securities and Exchange Commission on March 25, 2003.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On April 30, 2003, the Corporation held its Annual Meeting of
       Shareholders.

  a. Each of the five directors nominated were elected to terms expiring in 2004 by the following votes:

       Glenn W. Collier      For: 661,040       Withheld:  7,200     Broker Non-votes   0
       John D. Conroy        For: 666,440       Withheld:  1,800     Broker Non-votes   0
       James Foreman         For: 665,415       Withheld:  2,825     Broker Non-votes   0
       Terry A. Hoppes       For: 666,440       Withheld:  1,800     Broker Non-votes   0
       Douglas L. Ulery      For: 649,318       Withheld: 18,922     Broker Non-votes   0

  b. To adopt the Amended and Restated Code of Regulations of Home City Financial Corporation (the "New Regulations"), attached to the Proxy Statement as Exhibit A, in its entirety:

       FOR  463,272   AGAINST  27,535    ABSTAIN  13,755   NON-VOTES   163,678
            -------            ------             ------               -------

  c. To adopt the provisions in the New Regulations expanding the indemnification of directors and officers:

       FOR  458,612   AGAINST  36,420    ABSTAIN  9,530    NON-VOTES   163,678
            -------            ------             -----                -------

  d. To adopt technical changes to the existing Code of Regulations and remove obsolete provisions:

       FOR  462,737   AGAINST  32,335    ABSTAIN  9,490    NON-VOTES   163,678
            -------            ------             -----                -------

  e. Ratification of the selection of BKD, LLP, as the auditors of Home City Financial Corporation for the current fiscal year:

       FOR  657,979   AGAINST  2,621     ABSTAIN  7,540    NON-VOTES   0
            -------            -----              -----                -


ITEM 5 - OTHER INFORMATION

       Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibit 99.1: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

       b. Exhibit 99.2: A Form 8-K was filed for the event on March 27, 2003, regarding the hiring of J. William Stapleton as Chief Executive Officer/Chief Operating Officer of both HCFC and the Bank.

SIGNATURES



       In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           HOME CITY FINANCIAL CORPORATION



Date:   May 9, 2003                        /s/J. William Stapleton
      ---------------------------------    -------------------------------------
                                           J. William Stapleton
                                           Chief Executive Officer and
                                           Chief Operating Officer



 Date:  May 9, 2003                        /s/Charles A. Mihal
      ---------------------------------    -------------------------------------
                                           Charles A. Mihal
                                           Treasurer and Chief Financial Officer

                                  CERTIFICATION


I, J. William Stapleton, Chief Executive Officer and Chief Operating Officer of Home City Financial Corporation, certify, that:

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/J. William Stapleton
---------------------------------------
J. William Stapleton
Chief Executive Officer and Chief Operating Officer
May 9, 2003

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Charles A. Mihal
-------------------------------
Charles A. Mihal
Treasurer and Chief Financial Officer
May 9, 2003