Form 10QSB
period 2003-06-30
HOME CITY FINANCIAL CORP
filed 2003-08-07
CIK 1022103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                       N/A
                                       ---
                          (FORMER ADDRESS LAST REPORT)


As of August 4, 2003, 784,400 common shares of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Format (Check one):   Yes         No  X
                                                     ---         ---

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX

================================================================================


                                                                           Page Number

PART I FINANCIAL INFORMATION

     ITEM
       1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                                 3
           June 30, 2003, and December 31, 2002

           Condensed consolidated statements of income --                           4
           June 30, 2003, and December 31, 2002

           Condensed consolidated statements of changes in                          5
           shareholders' equity --Six months ended June 30, 2003

           Condensed consolidated statements of cash flows --                       6
           Six months ended June 30, 2003 and 2002

           Notes to condensed consolidated financial statements                     7
           June 30, 2003, and December 31, 2002

       2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                               12

       3.  Controls and Procedures                                                 18

PART II OTHER INFORMATION

     ITEM
       1.  Legal Proceedings                                                       19

       2.  Changes in Securities and Use of Proceeds                               19

       3.  Defaults upon Senior Securities                                         19

       4.  Submission of Matters to a Vote of Security Holders                     19

       5.  Other Information                                                       19

       6.  Exhibits and Reports on Form 8-K                                        19

Signatures                                                                         20

Certifications                                                                21 & 22


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                            (Dollars in thousands)
                                                                                           (Unaudited)
                                                                                            At June      At December
                                                                                               30,            31,
                                                                                              2003           2002
                                                                                            ---------    -----------
ASSETS
Cash and cash equivalents
    Cash and due from banks                                                                 $   1,088      $   1,158
    Interest-bearing demand deposits                                                            2,150          3,289
    Federal funds sold                                                                          1,665          1,614
                                                                                            ---------      ---------
        Cash and cash equivalents                                                               4,903          6,061

Interest bearing deposits                                                                         -0-             24
Available-for-sale securities                                                                   5,184          6,363
Loans, net of allowance for loan losses of $715 and $503
         at June 30, 2003 and December 31, 2002                                               128,541        127,415
Premises and equipment                                                                          3,826          3,935
Federal Home Loan Bank stock                                                                    2,220          2,177
Interest receivable                                                                               607            600
Cash surrender value of life insurance                                                          2,892          2,829
Other                                                                                             264            331
                                                                                            ---------      ---------
               TOTAL ASSETS                                                                 $ 148,437      $ 149,735
                                                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
    Demand                                                                                  $   5,963      $   5,468
    Savings, NOW and money market                                                              45,352         29,626
    Time                                                                                       50,517         64,025
                                                                                            ---------      ---------
               Total Deposits                                                                 101,832         99,119
                                                                                            ---------      ---------

Federal Home Loan Bank advances                                                                34,018         38,199
Interest payable and other liabilities                                                            893            858
                                                                                            ---------      ---------
               TOTAL LIABILITIES                                                              136,743        138,176

SHAREHOLDERS' EQUITY
Preferred shares, no par value: authorized 1,000,000 shares; none issued
                                                                                                  -0-            -0-
Common shares, no par value: authorized 5,000,000 shares;
    shares issued 952,200
                                                                                                  -0-            -0-
Additional paid-in capital                                                                      6,013          6,013

Retained earnings                                                                               8,424          8,246

Unearned Recognition and Retention Plan (RRP) shares                                             (125)          (111)
Unearned Employee Stock Ownership Plan (ESOP) shares                                             (305)          (305)
Accumulated other comprehensive income (loss)                                                     (47)           (18)
Treasury shares, at cost; 167,800 shares                                                       (2,266)        (2,266)
                                                                                            ---------      ---------
               TOTAL SHAREHOLDERS' EQUITY                                                      11,694         11,559
                                                                                            ---------      ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 148,437      $ 149,735
                                                                                            =========      =========
See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)        (Dollars in thousands)
                                                  ---------------------------   ----------------------------
                                                   (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
                                                    3 Months       3 Months      6 Months         6 Months
                                                      Ended          Ended         Ended            Ended
                                                  June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                                                  -------------  -------------  -------------  -------------
INTEREST INCOME
Loans                                                 $2,241         $2,246         $4,537         $4,487
Securities                                                37            228             65            424
Federal funds sold                                         1              6              4             10
Dividends on Federal Home Loan Bank stock                 22             25             43             48
Deposits with financial institutions                       1              2              2              3
                                                      ------         ------         ------         ------

    TOTAL INTEREST INCOME                              2,302          2,507          4,651          4,972

INTEREST EXPENSE
Deposits                                                 661          1,022          1,410          2,094
Borrowings                                               495            506            995          1,004
                                                      ------         ------         ------         ------

    TOTAL INTEREST EXPENSE                             1,156          1,528          2,405          3,098
                                                      ------         ------         ------         ------

    NET INTEREST INCOME                                1,146            979          2,246          1,874
Provision for loan losses                                110            236            200            249
                                                      ------         ------         ------         ------

    NET INTEREST INCOME AFTER
    PROVISION  FOR LOAN LOSSES                         1,036            743          2,046          1,625

NONINTEREST INCOME
Service charges on deposits                               10              8             19             18
Net realized gains on sales of available-for-
    sale securities                                       11            256             17            258
Life insurance                                            35             38             70             77
Other                                                     11            133             50            251
                                                      ------         ------         ------         ------

    TOTAL NONINTEREST INCOME                              67            435            156            604

NONINTEREST EXPENSE
Salaries and employee benefits                           399            488            804            985
Net occupancy expense                                    109             94            193            184
Equipment expense                                         49             60            105            129
Data processing fees                                      53             60            112            122
Professional fees                                        118            103            198            192
Franchise taxes                                           37             36             75             72
Other                                                    102            165            222            321
                                                      ------         ------         ------         ------

    TOTAL NONINTEREST EXPENSE                            867          1,006          1,709          2,005
                                                      ------         ------         ------         ------

    NET INCOME BEFORE FEDERAL
    INCOME TAX EXPENSE                                   236            172            493            224

Provision for income tax expense                          55             33            145             20
                                                      ------         ------         ------         ------

    NET INCOME                                        $  181         $  139         $  348         $  204
                                                      ======         ======         ======         ======

Earnings per common share - basic                     $ 0.24         $ 0.19         $ 0.46         $ 0.28
Earnings per common share - diluted                   $ 0.24         $ 0.19         $ 0.46         $ 0.28

See accompanying notes.


                         HOME CITY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                              (UNAUDITED FOR 2003)

                                                                                                 Accumulated
                                                Additional                           Unearned       Other
                                                 Paid-in    Retained     Unearned      ESOP     Comprehensive   Treasury
                                        Shares   Capital    Earnings   Compensation   Shares    Income (Loss)    Stock      Total
                                       ---------------------------------------------------------------------------------------------



Balance, December 31,2001              952,200  $  6,023   $  8,134     $   (178)    $   (381)   $    112      $ (2,266)   $ 11,444


      Comprehensive income
        Net income                                              457                                                             457
        Change in unrealized
          gain (loss) on
          securities
          available for
          sale, net of
          reclassification
          adjustment and tax
          effect                                                                                     (130)                     (130)
                                                                                                                           --------
           Total comprehensive
              income                                                                                                            327
                                                                                                                           --------
      Dividends on common
        stock, $.44 per share                                  (345)                                                           (345)
      Amortization of unearned
        compensation expense                                                  67                                                 67
      ESOP shares earned                             (10)                                  76                                    66


                                       -------  --------   --------     --------     --------    --------      --------    --------
 Balance, December 31, 2002            952,200  $  6,013   $  8,246     $   (111)    $   (305)   $    (18)     $ (2,266)   $ 11,559


      Comprehensive income
        Net income                                              348                                                             348
        Change in unrealized
          gain (loss) on
          securities
          available for
          sale, net of
          reclassification
          adjustment and tax
          effect                                                                                      (29)                      (29)
                                                                                                                           --------
           Total comprehensive
              income                                                                                                            319
                                                                                                                           --------
      Dividends on common
        stock, $.22 per share                                  (170)                                                           (170)
      Purchase of shares for
        RRP                                                                  (23)                                               (23)
      Amortization of
        unearned
        compensation expense                                                   9                                                  9
                                       -------  --------   --------     --------     --------    --------      --------    --------

Balance, June 30, 2003                 952,200  $  6,013   $  8,424     $   (125)    $   (305)   $    (47)     $ (2,266)   $ 11,694
                                      ========  ========   ========     ========     ========    ========      ========    ========

See accompanying notes.

                        HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
                                                                -------------------------------
                                                                  (Unaudited)     (Unaudited)
                                                                6 Months ended  6 Months ended
                                                                    June 30,       June 30,
                                                                     2003           2002
                                                                --------------  ---------------

OPERATING ACTIVITIES
Net income                                                         $    348        $    204
   Items not requiring (providing) cash
      Depreciation and amortization                                     114             121
      Provision for loan losses                                         200             249
      Amortization of premiums and discounts on securities                9              40
      Deferred income taxes                                             (58)           (369)
      Increase in cash surrender value of life insurance                (63)            (66)
      Employees Stock Ownership Plan compensation expense                42              48
      Recognition and Retention Plan compensation expense                 4              45
      Net realized gains on available-for-sale securities               (17)           (258)
      FHLB stock dividends                                              (43)            (48)

   Changes in
         Interest receivable                                             (7)             70
         Other assets                                                    67            (691)
         Interest payable and other liabilities                         169             (49)
                                                                   --------        --------

            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            765            (606)
                                                                   --------        --------

INVESTING ACTIVITIES

      Purchase of available-for-sale securities                      (2,153)         (9,965)
      Proceeds from payments and maturities of securities
         available-for-sale                                           1,559           1,636
      Proceeds from sales of available-for-sale securities
                                                                      1,788          12,728
      Net change in loans
                                                                     (1,326)         (3,703)
      Purchases of premises and equipment
                                                                         (5)             (8)
                                                                   --------        --------

            NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES           (137)            688
                                                                   --------        --------

FINANCING ACTIVITIES
      Net increase in demand deposits, money market,
         NOW and savings accounts                                    16,221           6,496
      Net decrease in certificates of deposit                       (13,508)         (4,534)
      Proceeds from Federal Home Loan Bank advances                   4,250             -0-
      Repayment of Federal Home Loan Bank advances                   (8,431)           (192)
      Repayment of long-term debt                                       -0-              (3)
      Net activity RRP common shares                                    (14)             10
      Dividends paid                                                   (170)           (171)
      Net decrease in advances from borrowers for taxes
         and insurance                                                 (134)           (113)
                                                                   --------        --------

            NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES         (1,786)          1,493
                                                                   --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,158)          1,575

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        6,061           5,010
                                                                   --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  4,903        $  6,585
                                                                   ========        ========
See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 2003, AND DECEMBER 31, 2002

                                   (UNAUDITED)




NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of June 30, 2003, and December 31, 2002, and the consolidated results of operations and the cash flows for the six months ended June 30, 2003 and 2002. Those adjustments consist only of normal recurring adjustments. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results, which may be expected for the entire fiscal year.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                 (Dollars in thousands)
                                                 Six               Six
                                                Months            Months
                                                Ended             Ended
                                               June 30,          June 30,
                                                 2003              2002
                                                 ----              ----

      Balance, beginning of period               $ 503           $ 517
      Provision for loan losses                    200             249
      Charge-offs                                   (3)           (336)
      Recoveries                                    15              16
                                                 -----           -----
      Balance, end of period                     $ 715           $ 446
                                                 =====           =====


NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2003, consisted of one short-term advance for $562,000 and eighteen long-term advances totaling $33.5 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                             (Dollars in thousands)
                                     At June 30, 2003                                At December 31, 2002
                       ----------------------------------------------    ---------------------------------------------

                                          Range of        Weighted-                     Range of           Weighted-
                                          interest         average                      interest            average
                         Amount            rates        interest rate     Amount         rates           interest rate
                         ------            -----        -------------     ------         -----          --------------

Due within
 one year                $   562            6.51%           6.51%        $ 4,914      1.44% - 6.05%           1.46%


After one but
 within five
 years                   $ 3,470         6.35%-8.35%        6.75%        $ 3,401       6.35%-8.35%            6.74%

After five
 years                   $29,986         3.30%-6.84%        5.61%        $29,884       3.30%-6.84%            5.61%




NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2003.


                                                                     (Dollars in thousands)
                                                                                                   To be
                                                                                            Categorized as "Well
                                                                                             Capitalized" Under
                                                                      For Capital            Prompt Corrective
                                              Actual               Adequacy Purposes         Action Provisions
                                              ------               -----------------         -----------------
                                       Amount        Ratio        Amount        Ratio       Amount        Ratio
                                       ------        -----        ------        -----       ------        -----
  Total Risk-Based Capital
     (To Risk-Weighted Assets)         $12,211       11.3%         $8,643         8.0%      $10,804        10.0%

  Tier I Capital
     (To Risk-Weighted Assets)         $11,496       10.6%            N/A          N/A      $ 6,482         6.0%

  Tier I Capital
     (To Total Assets)                 $11,496        7.7%         $5,940         4.0%*     $ 7,425         5.0%


  Tangible Capital
     (To Total Assets)                 $11,496        7.7%         $2,227         1.5%          N/A          N/A



* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 5.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP") and stock options granted under the Stock Option Plan ("SOP"). Unearned ESOP and RRP shares which have not vested have been excluded from the computation of average shares outstanding. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                                                             For the Three Months Ended
                                                                             --------------------------
                                                                                   June 30, 2003
                                                                                   -------------
                                                                                     Weighted-
                                                                                      average            Per
                                                                     Income            Shares           Share
                                                                   (Numerator)     (Denominator)        Amount
                                                                   -----------     -------------        ------

Basic EPS
   Income available to common shareholders                           $181,430          751,832           $0.24

   Effective of dilutive securities
   Stock options                                                            0           13,035
                                                                     --------          -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                                               $181,430          764,867           $0.24



                                                                             For the Three Months Ended
                                                                             --------------------------
                                                                                   June 30, 2002
                                                                                   -------------
                                                                                     Weighted-
                                                                                      average             Per
                                                                     Income            Shares            Share
                                                                   (Numerator)     (Denominator)        Amount
                                                                   -----------     -------------        ------

Basic EPS
   Income available to common shareholders                           $138,961          740,936           $0.19

   Effective of dilutive securities
   Stock options*                                                           0                0
                                                                     --------          -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                                               $138,961          740,936           $0.19


*Because the exercise prices of the options exceeded the average fair market value for the quarter, the shares subject to options are not included in calculating diluted earnings per share.

                                                                              For the Six Months Ended
                                                                              ------------------------
                                                                                   June 30, 2003
                                                                                   -------------
                                                                                     Weighted-
                                                                                      average            Per
                                                                     Income            Shares            Share
                                                                   (Numerator)     (Denominator)        Amount
                                                                   -----------     -------------        ------

Basic EPS
   Income available to common shareholders                           $348,439          752,042          $0.46

   Effective of dilutive securities
   Stock options                                                            0            9,671
                                                                     --------          -------


Diluted EPS
   Income available to common shareholders +
   assumed conversions                                               $348,439          761,713          $0.46




                                                                              For the Six Months Ended
                                                                              ------------------------
                                                                                   June 30, 2002
                                                                                   -------------
                                                                                     Weighted-
                                                                                      average             Per
                                                                     Income            Shares            Share
                                                                   (Numerator)     (Denominator)        Amount
                                                                   -----------     -------------        ------
Basic EPS
   Income available to common shareholders                           $204,307          740,797          $0.28

   Effective of dilutive securities
   Stock options*                                                           0                0
                                                                     --------          -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                                               $204,307          740,797          $0.28


*Because the exercise prices of the options exceeded the average fair market value for the period, the shares subject to options are not included in calculating diluted earnings per share.

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



                                                                 (Dollars in thousands except per share amounts)
                                                     For the Three  Months ended June 30   For the Six Months ended June 30
                                                     -----------------------------------   --------------------------------
                                                            2003             2002               2003             2002
                                                            ----             ----               ----             ----


Net income, as reported                                    $  181          $    139            $   348          $   204

Less:  Total stock-based employee compensation
       cost determined under the fair value based
       interest payable and other liabilities                  (1)              (14)                (1)             (29)
                                                           ------          --------            -------          -------

Pro forma net income                                       $  180          $    125            $   347          $   175
                                                           ======          ========            =======          =======

Earnings per share:
       Basic - as reported                                 $ 0.24          $   0.19            $  0.46          $  0.28
                                                           ======          ========            =======          =======
       Basic - pro forma                                   $ 0.24          $   0.17            $  0.46          $  0.24
                                                           ======          ========            =======          =======
       Diluted - as reported                               $ 0.24          $   0.19            $  0.46          $  0.28
                                                           ======          ========            =======          =======
       Diluted - pro forma                                 $ 0.24          $   0.17            $  0.46          $  0.24
                                                           ======          ========            =======          =======






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

--------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES

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

         Some types of loans are inherently more risky than others. The allowance for commercial loans, nonresidential real estate loans and multifamily real estate loans, which generally carry more risk than single-family residential real estate loans, is determined based upon the individual credit relationships and national and local economic factors that could affect such borrowers, as well as actual loss histories. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends. The allowance for one- to four-family residential real estate is based upon an analysis of national and local economic conditions and loss histories. The allowance for impaired loans is based on the collateral for collateral-dependent loans or the discounted cash flows using the loan's effective interest rate.

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

                         CHANGES IN FINANCIAL CONDITION

         At June 30, 2003, the consolidated assets of the Company totaled $148.4 million, a decrease of $1.3 million, or 0.87%, from $149.7 million at December 31, 2002. The decrease in total assets was primarily the result of a decrease in available-for-sale securities of $1.2 million and a decrease in cash and cash equivalents of $1.2 million which were partially offset by a $1.1 million increase in loans receivable.

         Net loans receivable increased by $632,000, or 0.49%, to $128.5 million during the three months ended at June 30, 2003, in addition to the $494,000 increase in the first quarter of 2003. The increase was again primarily in the non-residential real estate and commercial loan portfolio.

         Total cash and cash equivalents decreased by $2.9 million during the second quarter of 2003, more than offsetting the $1.8 million increase experienced in the first quarter of 2003. Interest bearing demand deposits totaled $2.2 million, a decrease of $1.1 million, or 34.63%, from $3.3 million at December 31, 2002. Federal funds sold increased by $51,000, or 3.16%, from $1.6 million at December 31, 2002. Total cash and balances due from banks decreased by $70,000 from the December 31, 2002, balances.

         Available-for-sale securities decreased $1.2 million, or 18.53%, from $6.4 million at December 31, 2002, to $5.2 million at June 30, 2003, with much less activity in the portfolio for the period than the repositioning of last year.

         Deposit balances increased $3.7 million, or 3.74%, from $98.2 million at March 31, 2003, to $101.8 million at June 30, 2003. While demand, savings, NOW and money market deposits increased by $5.6 million, or 14.01%, time deposits decreased by $846,000, or 1.65%, representing some of the shift to the tiered Prime Statement savings product.

         Advances from the FHLB decreased $7.1 million, or 17.24%, from $41.1 million at March 31, 2003, to $34.0 million at June 30, 2003. Funds obtained from additional deposits and sales of securities were used for repayment of advances.

         Total shareholders' equity increased $135,000, or 1.17%, from December 31, 2002, to June 30, 2003. This increase was primarily the result of the $348,000 of first half 2003 income together with a $29,000 decrease in accumulated other comprehensive income, the $9,000 amortization of unearned compensation expense and the $23,000 purchase of shares for the RRP, partially offset by the $170,000 cash dividend payment.

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

         OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2003, the Bank's regulatory liquidity ratio was 6.30%. At such date, the Bank had commitments to originate loans totaling $13.5 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

         The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at June 30, 2003.

         On February 24, 2003, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 7, 2003, which was paid on March 17, 2003. On May 27, 2003, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on June 9, 2003, which was paid on June 16, 2003.


                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND 2002

         GENERAL. Net income increased $42,000, or 30.22%, from $139,000 for the three months ended June 30, 2002, to $181,000 for the three months ended June 30, 2003. The increase was primarily attributed to $167,000 more in net interest income, a decrease of $139,000 in noninterest expense and a decrease of $126,000 in the provision for loan losses, all of which were partially offset by a $368,000 decrease in noninterest income and an increase of $22,000 in the provision for federal income tax expense.

         INTEREST INCOME. The $1.9 million increase in average earning assets offset by a decrease in yields resulted in a decrease in interest income of $205,000, or 8.18%, for the three months ended June 30, 2003, compared to the same period in 2002. The decrease in yields caused a decline of $252,000 in interest income, which was partially offset to the extent of $47,000 due to an increase in the amount of average interest-earning assets.

         INTEREST EXPENSE. Interest expense on deposit liabilities decreased $361,000, or 35.32%, for the three months ended June 30, 2003, as compared to the same period in 2002. Total average deposits increased by $674,000 comparing the quarters ended June 30, 2003 and 2002, and the average interest rate paid on interest-bearing deposits decreased by 159 basis points from 4.42% for the three months ended June 30, 2002, to 2.83% for the same period in 2003. The average balance of FHLB advances decreased from $36.5 million for the three-month period ended June 30, 2002, to $36.2 million for the same period in 2003 and, coupled with a one basis point decrease in rates paid, resulted in a decrease in interest on FHLB advances of $5,000 for the three months ended June 30, 2003, compared to the same period in 2002.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $110,000, and there were $ 0 in net recoveries during the three months ended June 30, 2003, compared to a $236,000 provision and $322,000 of net charge-offs during the three months ended June 30, 2002. The provision was decreased based upon the results of the ongoing loan reviews and the composition of the loan portfolio.

         NONINTEREST INCOME. Noninterest income decreased by $368,000 for the three months ended June 30, 2003, compared to the same period in 2002. Last year was inclusive of $256,000 in net gains on sales of securities as well as income from the discontinued operations of Home City Insurance Agency

Inc. Additionally, an increase of $2,000 in service charges and a $3,000 decrease in income from life insurance contracts, comprised the remainder of the decrease.

         NONINTEREST EXPENSE. Noninterest expense decreased $139,000, or 13.82%, to $867,000 for the three months ended June 30, 2003, from $1.0 million in the comparable period in 2002. Of this decrease, $89,000 was attributable to a decrease in salaries and employee benefits expense reflecting staffing cost reductions with most of the remaining decrease resulting from the elimination of operating costs relative to the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.31% and 2.76% for the three months ended June 30, 2003 and 2002, respectively.

         INCOME TAXES. The provision for income taxes increased $22,000 for the three months ended June 30, 2003, compared with the prior year, primarily as a result of the $64,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         GENERAL. Net income increased $144,000, or 70.59%, from $204,000 for the six months ended June 30, 2002, to $348,000 for the six months ended June 30, 2003. This increase was primarily attributed to an increase of $372,000 in net interest income, a decrease of $296,000 in noninterest expense and a decrease in provision for loan losses of $49,000 which were partially offset by the decrease of $448,000 in noninterest income and the $125,000 increase in federal income tax expense.

         INTEREST INCOME. The increase in interest income generated by the $2.7 million increase in average earning assets was more than offset by the decrease in interest income caused by the 60 basis point decrease in yield on earning assets. Interest income decreased by a net of $321,000, or 6.46% for the six months ended June 30, 2003, as compared to the same six-month period in 2002. A decrease of $471,000 in interest income is attributable to the yield decreases on earning assets, which partially offset the $150,000 increase in interest income attributed to increases in the volume of earning assets for the six-month period. The decrease is mainly attributed to the decline in mortgage-backed securities income of $77,000 resulting from a decrease in the average yield on mortgage-backed securities together with a decrease of $236,000 in interest income as a result of decreased volume.

         INTEREST EXPENSE. Interest expense on deposit liabilities decreased $684,000, or 32.66%, for the six months ended June 30, 2003, as compared to the same period in 2002. Total average interest-bearing deposits decreased by only $13,000 comparing the six months ended June 30, 2003 to 2002, but the average interest rate paid on interest-bearing deposits decreased by 148 basis points from 4.53% for the six-month period ended June 30, 2002, to 3.05% for the same period ended June 30, 2003. The average balance of FHLB advances increased from $36.3 million for the six-month period ending June 30, 2002, to $37.5 million for the same period ended June 30, 2003, resulting in an increase in interest on FHLB advances of just $1,000 for the six-month period ended June 30, 2003, compared to the same period ended June 30, 2002. Of the overall decrease of $693,000 in interest expense, $482,000 is attributable to rates paid, or yields, on interest costing liabilities, and $211,000 is attributed to volume decreases.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $200,000 and there were net recoveries of $12,000 during the six months ended June 30, 2003, compared to a $249,000 provision and net charge-offs of $320,000 during the six months ended June 30, 2002. The provision was decreased based upon the results of the ongoing loan reviews and in light of last year's additional need for a significant provision.

         NONINTEREST INCOME. Noninterest income decreased by $448,000 for the six months ended June 30, 2003, compared to the same period in 2002. The decrease was due to last year's noninterest income including $258,000 in net gains on the sale of securities as well as income from the operations of Home City Insurance Agency, Inc., which operations have been discontinued.

         NONINTEREST EXPENSE. Noninterest expense decreased $296,000, or 14.76%, to $1.7 million for the six months ended June 30, 2003, from $2.0 million in the comparable period in 2002. Of this decrease, $181,000 was attributable to a decrease in compensation and benefit expense in 2003, reflecting reduced staffing and related costs. Other expense decreased $99,000, or 30.84% as a result of elimination of operating costs relative to the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.27% and 2.75% for the six months ended June 30, 2003 and 2002, respectively.

         INCOME TAXES. The provision for income taxes increased $125,000 for the six months ended June 30, 2003, compared with the same period in the prior year, primarily as a result of the $269,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the six-month period.

                                     ITEM 3.

                             CONTROLS AND PROCEDURES



================================================================================



The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of June 30, 2003. There was no change in the registrant's internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS

            None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not Applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable


ITEM 5 - OTHER INFORMATION

            Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibit 31: Rule 13a-14(a)/15d-14(a) Certifications.

          b. Exhibit 32: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          c. Exhibit 99.1: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

          d. Exhibit 99.2: A Form 8-K was filed for the event on April 23, 2003, regarding the issuance of a News Release announcing financial results for the first quarter of 2003.

SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      HOME CITY FINANCIAL CORPORATION



Date:     August  7, 2003             /s/J. William Stapleton
    ---------------------------       ------------------------------------------
                                      J. William Stapleton
                                      Chief Executive Officer and
                                      Chief Operating Officer



Date:     August 7, 2003             /s/Charles A. Mihal
     --------------------------      -------------------------------------------
                                     Charles A. Mihal
                                     Treasurer and Chief Financial Officer