Form 10QSB
period 2003-09-30
HOME CITY FINANCIAL CORP
filed 2003-11-07
CIK 1022103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 2003

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

                                       N/A
                                       ---
                          (FORMER ADDRESS LAST REPORT)

As of November 5, 2003, 784,400 common shares of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Format (Check one): Yes         No   X
                                                    -----      -----

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX


            =======================================================

                                                                     Page Number

PART I FINANCIAL INFORMATION

     ITEM

      1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets --                             3
          September 30, 2003, and December 31, 2002

          Condensed consolidated statements of income --                       4
          September 30, 2003, and December 31, 2002

          Condensed consolidated statements of changes in                      5
          shareholders' equity --Nine months ended September 30, 2003

          Condensed consolidated statements of cash flows --                   6
          Nine months ended September 30, 2003 and 2002

          Notes to condensed consolidated financial statements                 7
          September 30, 2003, and December 31, 2002

      2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

      3.  Controls and Procedures                                             19

PART II OTHER INFORMATION

     ITEM

      1.  Legal Proceedings                                                   20

      2.  Changes in Securities and Use of Proceeds                           20

      3.  Defaults upon Senior Securities                                     20

      4.  Submission of Matters to a Vote of Security Holders                 20

      5.  Other Information                                                   20

      6.  Exhibits and Reports on Form 8-K                                    20

Signatures                                                                    21

Certifications                                                           22 & 23

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                      CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                                                               (Unaudited)
                                                               At September      At December
                                                                30, 2003          31, 2002
                                                               ------------      -----------
ASSETS
Cash and cash equivalents
   Cash and due from banks                                      $     946         $   1,158
   Interest-bearing demand deposits                                 2,214             3,289
   Federal funds sold                                               5,101             1,614
                                                                ---------         ---------
      Cash and cash equivalents                                     8,261             6,061

Interest bearing deposits                                             -0-                24
Available-for-sale securities                                       4,969             6,363
Loans, net of allowance for loan losses of $912 and $503
   at September 30, 2003 and December 31, 2002                    127,090           127,415
Premises and equipment                                              3,762             3,935
Federal Home Loan Bank stock                                        2,243             2,177
Interest receivable                                                   599               600
Cash surrender value of life insurance                              2,922             2,829
Other                                                                 180               331
                                                                ---------         ---------
      TOTAL ASSETS                                              $ 150,026         $ 149,735
                                                                =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits

  Demand                                                        $   5,523         $   5,468
  Savings, NOW and money market                                    47,650            29,626
  Time                                                             48,657            64,025
                                                                ---------         ---------
      Total Deposits                                              101,830            99,119
                                                                ---------         ---------

Federal Home Loan Bank advances                                    35,428            38,199

Interest payable and other liabilities                              1,077               858
                                                                ---------         ---------

      TOTAL LIABILITIES                                           138,335           138,176

SHAREHOLDERS' EQUITY
Preferred shares, no par value:
   authorized 1,000,000 shares; none issued                           -0-               -0-

Common shares, no par value:
   authorized 5,000,000 shares;
   shares issued 952,200                                              -0-               -0-
Additional paid-in capital                                          6,013             6,013
Retained earnings                                                   8,246             8,488
Unearned Recognition and Retention
   Plan (RRP) shares                                                 (186)             (111)
Unearned Employee Stock Ownership
   Plan (ESOP) shares                                                (305)             (305)
Accumulated other comprehensive income (loss)                         (53)              (18)
Treasury shares, at cost; 167,800 shares                           (2,266)           (2,266)
                                                                ---------         ---------
      TOTAL SHAREHOLDERS' EQUITY                                   11,691            11,559
                                                                ---------         ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 150,026         $ 149,735
                                                                =========         =========


See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)                    (Dollars in thousands)
                                                   (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                                 3 Months Ended       3 Months Ended        9 Months Ended       9 Months Ended
                                               September 30, 2003   September 30, 2002    September 30, 2003   September 30, 2002
                                               ------------------   ------------------    ------------------   ------------------
INTEREST INCOME
Loans                                               $2,229                 $2,298               $6,766               $6,785
Securities                                              39                     49                  104                  473
Federal funds sold                                       9                      7                   13                   17
Dividends on Federal Home Loan Bank stock               23                     25                   66                   73
Deposits with financial institutions                     1                      7                    3                   10
                                                    ------                 ------               ------               ------

   TOTAL INTEREST INCOME                             2,301                  2,386                6,952                7,358

INTEREST EXPENSE
Deposits                                               631                    981                2,041                3,075
Borrowings                                             502                    506                1,497                1,510
                                                    ------                 ------               ------               ------

   TOTAL INTEREST EXPENSE                            1,133                  1,487                3,538                4,585
                                                    ------                 ------               ------               ------

   NET INTEREST INCOME                               1,168                    899                3,414                2,773
Provision for loan losses                              200                     52                  400                  301
                                                    ------                 ------               ------               ------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                           968                    847                3,014                2,472

NONINTEREST INCOME
Service charges on deposits                              9                      9                   28                   27
Net realized gains on sales of
   available-for-sale securities                         0                     61                   17                  319
Life insurance                                          34                     41                  104                  118
Other                                                    3                    125                   53                  376
                                                    ------                 ------               ------               ------

    TOTAL NONINTEREST INCOME                            46                    236                  202                  840

NONINTEREST EXPENSE
Salaries and employee benefits                         411                    476                1,215                1,461
Net occupancy expense                                   81                     93                  274                  277
Equipment expense                                       60                     60                  165                  189
Data processing fees                                    62                     61                  174                  183
Professional fees                                       58                     78                  256                  270
Franchise taxes                                         35                     36                  110                  108
Other                                                   91                    151                  313                  472
                                                    ------                 ------               ------               ------

   TOTAL NONINTEREST EXPENSE                           798                    955                2,507                2,960
                                                    ------                 ------               ------               ------

   NET INCOME BEFORE FEDERAL
   INCOME TAX EXPENSE                                  216                    128                  709                  352
Provision for income tax expense                        66                      1                  211                   21
                                                    ------                 ------               ------               ------

   NET INCOME                                       $  150                 $  127               $  498               $  331
                                                    ======                 ======               ======               ======

Earnings per common share -- basic                  $ 0.20                 $ 0.17               $ 0.66               $ 0.45
Earnings per common share -- diluted                $ 0.20                 $ 0.17               $ 0.65               $ 0.45


See accompanying notes

                         HOME CITY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                              (UNAUDITED FOR 2003)

                                                                                      Accumulated
                                        Additional                           Unearned     Other
                                          Paid-in    Retained    Unearned      ESOP   Comprehensive   Treasury
                                Shares    Capital    Earnings  Compensation   Shares  Income (Loss)     Stock      Total
                               ------------------------------------------------------------------------------------------

Balance, January 1, 2003        952,200   $ 6,013    $  8,246    $   (111)    $ (305)     $ (18)      $ (2,266)   $11,559

Comprehensive income

   Net income                                             498                                                         498
   Change in unrealized
      gain (loss) on
      securities
      available for
      sale, net of
      reclassification
      adjustment and tax
      effect                                                                                 (35)                     (35)
                                                                                                                  -------
      Total comprehensive
        income                                                                                                        463
                                                                                                                  -------
Dividends on common
   stock, $.33 per share                                 (256)                                                       (256)
Purchase of shares for RRP                                            (84)                                            (84)
Amortization of unearned
  compensation expense                                                  9                                               9
                                -------   -------    --------    --------     ------      -----       --------    -------

Balance, September 30, 2003     952,200   $ 6,013    $  8,488    $   (186)    $ (305)     $ (53)      $ (2,266)   $11,691
                                =======   =======    ========    ========     ======      =====       ========    =======


See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
                                                                                    (Unaudited)           (Unaudited)
                                                                                  9 Months ended        9 Months ended
                                                                                   September 30,         September 30,
                                                                                        2003                 2002
                                                                                  --------------        --------------
OPERATING ACTIVITIES
Net income                                                                            $    498             $    331
   Items not requiring (providing) cash
      Depreciation and amortization                                                        178                  181
      Provision for loan losses                                                            400                  301
      Amortization of premiums and discounts on securities                                  14                   76
      Deferred income taxes                                                                (86)                (294)
      Increase in cash surrender value of life insurance                                   (93)                (100)
      Employees Stock Ownership Plan compensation expense                                   63                   72
      Recognition and Retention Plan compensation expense                                    5                   48
      Net realized gains on available-for-sale securities                                  (17)                (319)
      FHLB stock dividends                                                                 (66)                 (74)

   Changes in
      Interest receivable                                                                    1                   86
      Other assets                                                                         151                  (11)
      Interest payable and other liabilities                                               280                   57
                                                                                      --------             --------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,328                  354
                                                                                      --------             --------

INVESTING ACTIVITIES
   Purchase of available-for-sale securities                                            (2,609)             (18,909)
   Proceeds from payments and maturities of securities available-for-sale                2,225                2,006
   Proceeds from sales of available-for-sale securities                                  1,788               19,296
   Net change in loans                                                                     (75)              (6,379)
   Purchases of premises and equipment                                                      (5)                  (8)
                                                                                      --------             --------

         NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                1,324               (3,994)
                                                                                      --------             --------

FINANCING ACTIVITIES
   Net increase in demand deposits, money market, NOW and savings accounts              18,079                9,120
   Net decrease in certificates of deposit                                             (15,368)              (5,728)
   Proceeds from Federal Home Loan Bank advances                                         5,750                1,000
   Repayment of Federal Home Loan Bank advances                                         (8,521)                (290)
   Repayment of long-term debt                                                             -0-                   (4)
   Net activity RRP common shares                                                          (75)                  10
   Dividends paid                                                                         (256)                (257)
   Net decrease in advances from borrowers for taxes and insurance                         (61)                 (34)
                                                                                      --------             --------

         NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                 (452)               3,817
                                                                                      --------             --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    2,200                  177

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           6,061                5,010
                                                                                      --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  8,261             $  5,187
                                                                                      ========             ========


See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002

                                   (UNAUDITED)


================================================================================

NOTE 1.   BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of September 30, 2003, and December 31, 2002, and the consolidated results of operations and the cash flows for the nine months ended September 30, 2003 and 2002. Those adjustments consist only of normal recurring adjustments. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results, which may be expected for the entire fiscal year.

NOTE 2.   ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                   (Dollars in thousands)
                                                  Nine               Nine
                                               Months Ended      Months Ended
                                              September 30,      September 30,
                                                  2003               2002
                                              -------------      -------------

          Balance, beginning of period            $ 503             $ 517
          Provision for loan losses                 400               301
          Charge-offs                              (398)               (6)
          Recoveries                                 15                23
                                                  -----             -----

          Balance, end of period                  $ 912             $ 443
                                                  =====             =====


NOTE 3.   ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30, 2003, consisted of one short-term advance for $562,000 and twenty long-term advances totaling $34.9 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                     (Dollars in thousands)
                                   At September 30, 2003                   At December 31, 2002
                        ------------------------------------------   ---------------------------------------
                                      Range of        Weighted-                  Range of         Weighted-
                                      interest         average                   interest          average
                        Amount         rates        interest rate    Amount        rates        interest rate
                        -------       --------      -------------    -------    -------------   -------------
Due within
 one year               $   562        6.51%            6.51%        $ 4,914    1.44% - 6.05%         1.46%

After one but
 within five
 years                  $ 4,886      3.05%-8.35%        5.63%        $ 3,401     6.35%-8.35%          6.74%

After five
 years                  $29,980      3.30%-6.84%        5.61%        $29,884     3.30%-6.84%          5.61%


NOTE 4.   REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2003.


                                                     (Dollars in thousands)
                                                                                     To be
                                                                               Categorized as "Well
                                                                                Capitalized" Under
                                                         For Capital            Prompt Corrective
                                        Actual         Adequacy Purposes        Action Provisions
                                 Amount     Ratio      Amount      Ratio       Amount        Ratio
                                -------     -----      ------      -----      -------        -----

Total Risk-Based Capital
  (To Risk-Weighted Assets)     $12,386     11.6%      $8,524       8.0%      $10,656        10.0%

Tier I Capital
  (To Risk-Weighted Assets)     $11,474     10.8%         N/A       N/A       $ 6,393         6.0%

Tier I Capital
  (To Total Assets)             $11,474      7.6%      $6,004       4.0%      $ 7,505         5.0%
                                                                      *

Tangible Capital
  (To Total Assets)             $11,474      7.6%      $2,252       1.5%          N/A         N/A


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

                                                        For the Three Months Ended
                                                            September 30, 2003
                                                 -------------------------------------
                                                                 Weighted-
                                                                  average       Per
                                                   Income         Shares       Share
                                                 (Numerator)   (Denominator)   Amount
                                                 -----------   -------------   ------
Basic EPS
   Income available to common shareholders        $150,215        747,960      $0.20

   Effective of dilutive securities
   Stock options                                         0         17,705
                                                  --------        -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                            $150,215        765,665      $0.20


                                                        For the Three Months Ended
                                                            September 30, 2002
                                                 -------------------------------------
                                                                 Weighted-
                                                                  average       Per
                                                   Income         Shares       Share
                                                 (Numerator)   (Denominator)   Amount
                                                 -----------   -------------   ------
Basic EPS
   Income available to common shareholders        $127,588        740,936       $0.17

   Effective of dilutive securities
   Stock options*                                        0             0
                                                  --------        -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                            $127,588        740,936       $0.17


*Because the exercise prices of the options exceeded the average fair market value for the quarter, the shares subject to options are not included in calculating diluted earnings per share.

                                                       For the Nine Months Ended
                                                           September 30, 2003
                                                 --------------------------------------
                                                                 Weighted-
                                                                  average         Per
                                                    Income         Shares        Share
                                                 (Numerator)    (Denominator)    Amount
                                                 -----------    -------------    ------
Basic EPS
   Income available to common shareholders        $498,654         750,665       $0.66

   Effective of dilutive securities
   Stock options                                         0          11,608
                                                  --------         -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                            $498,654         762,273       $0.65


                                                       For the Nine Months Ended
                                                           September 30, 2002
                                                 --------------------------------------
                                                                 Weighted-
                                                                  average         Per
                                                    Income         Shares        Share
                                                 (Numerator)    (Denominator)    Amount
                                                 -----------    -------------    ------
Basic EPS
   Income available to common shareholders         $331,895        740,843       $0.45

   Effective of dilutive securities
   Stock options*                                         0              0
                                                   --------        -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                             $331,895        740,843       $0.45


*Because the exercise prices of the options exceeded the average fair market value for the period, the shares subject to options are not included in calculating diluted earnings per share.

NOTE 6.   STOCK OPTIONS

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

                                                    (Dollars in thousands except per share amounts)
                                                    For the Three Months        For the Nine Months
                                                     ended September 30         ended September 30
                                                    --------------------        ------------------
                                                     2003         2002           2003        2002
                                                    ------       ------         ------      ------
Net income, as reported                             $  150       $  127         $  498      $  331
Less: Total stock-based employee compensation
      cost determined under the fair value based
      method, net of income taxes                       (2)         (17)            (4)        (52)
                                                    ------       ------         ------      ------

Pro forma net income                                $  148       $  110         $  494      $  279
                                                    ======       ======         ======      ======

Earnings per share:
      Basic -- as reported                          $ 0.20       $ 0.17         $ 0.66      $ 0.45
                                                    ======       ======         ======      ======
      Basic -- pro forma                            $ 0.20       $ 0.15         $ 0.66      $ 0.38
                                                    ======       ======         ======      ======
      Diluted -- as reported                        $ 0.20       $ 0.17         $ 0.65      $ 0.45
                                                    ======       ======         ======      ======
      Diluted -- pro forma                          $ 0.19       $ 0.15         $ 0.65      $ 0.38
                                                    ======       ======         ======      ======


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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivative, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

                         CHANGES IN FINANCIAL CONDITION

     At September 30, 2003, the consolidated assets of the Company totaled $150.0 million, an increase of $291,000, or 0.19%, from $149.7 million at December 31, 2002. The increase in total assets was primarily the result of an increase in cash and cash equivalents of $2.2 million which was partially offset by a decrease in available-for-sale securities of $1.4 million and a decrease of $325,000 in net loans receivable.

     Net loans receivable decreased by $1.5 million, or 1.13%, to $127.1 million during the three months ended at September 30, 2003, slightly offsetting the $1.1 million increase in the first half of 2003. The net decrease in loans outstanding since December 31, 2002, was $325,000, or 0.26%. The decrease was attributed to a decrease in mortgage loan volume.

     Total cash and cash equivalents increased by $3.4 million during the third quarter of 2003, more than offsetting the $1.2 million decrease experienced in the first half of 2003. Interest bearing demand deposits totaled $2.2 million, a decrease of $1.1 million, or 32.68%, from $3.3 million at December 31, 2002. Federal funds sold increased by $3.5 million, or 216.05%, from $1.6 million at December 31, 2002, with a management focus on liquidity. Total cash and balances due from banks decreased by $212,000 from the December 31, 2002, balances.

     Available-for-sale securities decreased $1.4 million, or 21.91%, from $6.4 million at December 31, 2002, to $5.0 million at September 30, 2003, with proceeds of the net sales positioned short in federal funds sold.

     Deposit balances remained flat during the third quarter of 2003, but had grown $2.7 million, or 2.74%, since December 31, 2002. While savings, NOW and money market deposits increased by $18.0 million, or 60.84%, time deposits decreased by $15.4 million, or 24.00%, representing some of the shift to the tiered Prime Statement savings product.

     Advances from the FHLB decreased $2.7 million, or 7.25%, from $38.2 million at December 31, 2002, to $35.4 million at September 30, 2003. Funds obtained from additional deposits and sales of securities were used for repayment of advances.

     Total shareholders' equity increased $132,000, or 1.14%, from December 31, 2002, to September 30, 2003. This increase was primarily the result of the $498,000 of the first three quarters of 2003 income together with the $9,000 amortization of unearned compensation expense and partially offset by the $35,000 decrease in accumulated other comprehensive income, the $84,000 purchase of shares for the RRP and the $256,000 cash dividend payment.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2003, the Bank's regulatory liquidity ratio was 11.40%. At such date, the Bank had commitments to originate loans totaling $13.7 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at September 30, 2003.

     On February 24, 2003, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 7, 2003, which was paid on March 17, 2003. On May 27, 2003, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on June 9, 2003, which was paid on June 16, 2003. On August 25, 2003, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on September 8, 2003, which was paid on September 15, 2003.

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     GENERAL. Net income increased $23,000, or 18.11%, from $127,000 for the three months ended September 30, 2002, to $150,000 for the three months ended September 30, 2003. The increase was primarily attributed to $269,000 more in net interest income and a decrease of $157,000 in noninterest expense, all of which were partially offset by an increase of $148,000 in the provision for loan losses, a $190,000 decrease in noninterest income and an increase of $65,000 in the provision for federal income tax expense.

     INTEREST INCOME. The $5.0 million increase in average earning assets offset by a 49 basis point decrease in yields resulted in a decrease in interest income of $85,000, or 3.56%, for the three months ended September 30, 2003, compared to the same period in 2002. The decrease in yields caused a decline of $218,000 in interest income, which was partially offset by $133,000 which was due to the increase in the amount of average interest-earning assets.

     INTEREST EXPENSE. Interest expense on deposit liabilities decreased $350,000, or 35.68%, for the three months ended September 30, 2003, as compared to the same period in 2002. Total average deposits increased by $1.4 million comparing the quarters ended September 30, 2003 and 2002, and the average interest rate paid on interest-bearing deposits decreased by 151 basis points from 4.14% for the three months ended September 30, 2002, to 2.63% for the same period in 2003. The average balance of FHLB advances decreased slightly from $35.4 million for the three-month period ended September 30, 2002, to $35.3 million for the same period in 2003 and, coupled with a four basis point decrease in rates paid, resulted in a decrease in interest on FHLB advances of $4,000 for the three months ended September 30, 2003, compared to the same period in 2002.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $200,000, and there was $3,000 in net charge-offs during the three months ended September 30, 2003, compared to a $52,000 provision and $55,000 of net charge-offs during the three months ended September 30, 2002. The provision was increased based upon the results of the ongoing loan reviews and the composition of the loan portfolio with deteriorating economic factors playing a major part in the increased provision.

     NONINTEREST INCOME. Noninterest income decreased by $190,000 for the three months ended September 30, 2003, compared to the same period in 2002. Last year was inclusive of $61,000 in net gains on sales of securities as well as income from the discontinued operations of Home City Insurance Agency Inc. Additionally a $7,000 decrease in income from life insurance contracts, comprised the remainder of the decrease.

     NONINTEREST EXPENSE. Noninterest expense decreased $157,000, or 16.44%, to $798,000 for the three months ended September 30, 2003, from $955,000 in the comparable period in 2002. Of this decrease, $65,000 was attributable to a decrease in salaries and employee benefits expense reflecting staffing cost reductions with most of the remaining decrease resulting from the elimination of operating costs relative to the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.14% and 2.59% for the three months ended September 30, 2003 and 2002, respectively.

     INCOME TAXES. The provision for income taxes increased $65,000 for the three months ended September 30, 2003, compared with the prior year, primarily as a result of the $88,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     GENERAL. Net income increased $167,000, or 50.45%, from $331,000 for the nine months ended September 30, 2002, to $498,000 for the nine months ended September 30, 2003. This increase was primarily attributed to an increase of $641,000 in net interest income and a decrease of $453,000 in noninterest expense which were partially offset by an increase in provision for loan losses of $99,000 and the decrease of $638,000 in noninterest income and the $190,000 increase in federal income tax expense.

     INTEREST INCOME. The increase in interest income generated by the $3.5 million increase in average earning assets was more than offset by the decrease in interest income caused by the 56 basis point decrease in yield on earning assets. Interest income decreased by a net of $406,000, or 5.52%, for the nine months ended September 30, 2003, as compared to the same nine-month period in 2002. A decrease of $702,000 in interest income is attributable to the yield decreases on earning assets, which more than offset the $296,000 increase in interest income attributed to increases in the volume of earning assets for the nine-month period. The decrease is mainly attributed to the 328 basis point decline in mortgage-backed securities yields resulting in an $84,000 decrease in the income on mortgage-backed securities together with a decrease of $220,000 in interest income as a result of decreased volume of mortgage-backed securities.

     INTEREST EXPENSE. Interest expense on deposit liabilities decreased $1.0 million, or 33.63%, for the nine months ended September 30, 2003, as compared to the same period in 2002. Total average interest-bearing deposits increased by $454,000 comparing the nine months ended September 30, 2003 to 2002, but the average interest rate paid on interest-bearing deposits decreased by 149 basis points from 4.40% for the nine-month period ended September 30, 2002, to 2.91% for the same period ended September 30, 2003. The average balance of FHLB advances increased from $36.2 million for the nine-month period ending September 30, 2002, to $36.7 million for the same period ended September 30, 2003, but the 13 basis point reduction in average cost from 5.56% down to 5.43% resulted in a decrease in interest on FHLB advances $13,000 for the nine-month period ended September 30, 2003, compared to the same period ended September 30, 2002. Of the overall decrease of $1.0 million in interest expense, $726,000 is attributable to rates paid, or yields, on interest costing liabilities, and $321,000 is attributed to volume decreases.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $400,000 and there were net recoveries of $9,000 during the nine months ended September 30, 2003, compared to a $301,000 provision and net charge-offs of $375,000 during the nine months ended September 30, 2002. The provision was increased based upon the results of the ongoing loan reviews and in light of economic conditions in our demographic area.

     NONINTEREST INCOME. Noninterest income decreased by $638,000 for the nine months ended September 30, 2003, compared to the same period in 2002. The decrease was due to last year's noninterest income including $319,000 in net gains on the sale of securities versus this year's comparable period only having $17,000 of such net gains. Last year's nine months of other income had the income from the operations of Home City Insurance Agency, Inc., which operations have been discontinued.

     NONINTEREST EXPENSE. Noninterest expense decreased $453,000, or 15.30%, to $2.5 million for the nine months ended September 30, 2003, from $3.0 million in the comparable period in 2002. Of this decrease, $246,000 was attributable to a decrease in compensation and benefit expense in 2003, reflecting reduced staffing and related costs. Other expense decreased $159,000, or 33.69%, as a result of elimination of operating costs relative to the insurance agency. The annualized ratio of noninterest expense to average total assets was 2.23% and 2.70% for the nine months ended September 30, 2003 and 2002, respectively.

     INCOME TAXES. The provision for income taxes increased $190,000 for the nine months ended September 30, 2003, compared with the same period in the prior year, primarily as a result of the $357,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the nine-month period.

                                     ITEM 3.

                             CONTROLS AND PROCEDURES


================================================================================

The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of September 30, 2003. There was no change in the registrant's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

     Not Applicable

ITEM 5 - OTHER INFORMATION

     Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are attached:

          1.   Exhibit 31.1: Rule 13a-14(a)/15d-14(a) Certification.

          2.   Exhibit 31.2: Rule 13a-14(a)/15d-14(a) Certification.

          3. Exhibit 32: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          4. Exhibit 99.1: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

     (b) A Form 8-K was filed for the event on July 31, 2003, regarding the issuance of a News Release announcing financial results for the second quarter of 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOME CITY FINANCIAL CORPORATION


Date:    November 7, 2003                 /s/ J. William Stapleton
     -----------------------------        --------------------------------------
                                          J. William Stapleton
                                          Chief Executive Officer and
                                          Chief Operating Officer

Date:    November 7, 2003                 /s/ Charles A. Mihal
     -----------------------------        --------------------------------------
                                          Charles A. Mihal
                                          Treasurer and Chief Financial Officer