Form 10KSB
period 2003-12-31
HOME CITY FINANCIAL CORP
filed 2004-03-25
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2003
Commission File Number 0-21809

HOME CITY FINANCIAL CORPORATION

(name of small business issuer in its charter)

Ohio	34-1839475

(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2454 North Limestone Street	45503

(Address of principal executive offices)	(zip code)

Issuer’s telephone number (937) 390-0470

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
YES [X] NO [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer’s revenues for the most recent fiscal year. $9,425,000

     State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days. As of March 4, 2004, 824,316 common shares of the Registrant were outstanding. The aggregate market value of the shares held by non-affiliates was $9,361,345 based upon the closing sale price of $16.10 per share as quoted by The Nasdaq Stock Market.

     Documents Incorporated by Reference

     The following sections of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

1.	Election of Directors

2.	Compensation of Directors and Executive Officers

3.	Voting Securities and Ownership of Certain Beneficial Owners and Management

4.	Section 16(a) Beneficial Ownership Reporting Compliance

Transitional Small Business Disclosure Format YES [ ] NO [X]

PART I

ITEM 1. Description of Business

General

     Home City Financial Corporation, a unitary savings and loan holding company incorporated in 1996 under the laws of the State of Ohio (“HCFC”), owns all of the issued and outstanding common shares of Home City Federal Savings Bank of Springfield, a savings association chartered under the laws of the United States (“Home City”). In December 1996, HCFC acquired all of the common shares issued by Home City upon its conversion from a mutual savings association to a stock savings association (the “Conversion”). Since its formation, HCFC’s activities have been limited primarily to holding the common shares of Home City. In December 2000, HCFC incorporated Home City Insurance Agency, Inc. (“HCIA”), as a wholly-owned subsidiary, which acquired the business of a local insurance agency. Most of the business of HCIA was sold effective December 2002, and HCIA was dissolved in 2003.

     Home City is a savings association principally engaged in the business of making permanent first and second mortgage loans secured by one- to four-family residential real estate and nonresidential real estate located in Home City’s primary lending area and investing in U.S. Government and federal agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and municipal securities. Home City also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The origination of commercial and consumer loans, both secured and unsecured, constitutes a growing portion of Home City’s lending activities. Funds for lending and investment activities are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”), repayments of loans and mortgage-backed and related securities, advances from the Federal Home Loan Bank (the “FHLB”) and other short-term borrowings. Home City conducts business from its two offices located in Springfield, Ohio. Home City’s primary lending area consists of Clark County, Ohio, and adjacent counties.

     As a savings and loan holding company, HCFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the “OTS”). As a savings association chartered under the laws of the United States, Home City is subject to regulation, supervision and examination by the OTS and the FDIC. Home City is also a member of the FHLB of Cincinnati.

Market Area

     Home City conducts business from its two offices, located in Springfield, Ohio. Springfield is located 25 miles east of Dayton, 40 miles west of Columbus and 80 miles north of Cincinnati. Home City’s primary market area consists of Clark County, Ohio, and adjacent counties. Clark County, Ohio, is characterized by slightly lower than average levels of income and housing values and a higher unemployment level. Its strongest employment categories are wholesale/retail trade, services and manufacturing, with smaller numbers of residents employed in the finance, insurance and real estate industry categories.

Forward-Looking Statements

     When used in this Form 10-KSB, the words or phrases “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in Home City’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home City’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect HCFC’s financial performance and could cause HCFC’s actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.2 hereto “Safe Harbor Under the Private Securities Litigation Reform Act of 1995,” which is incorporated herein by reference.

     In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of Home City, and HCFC’s actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and changes in interest rates in the nation and HCFC’s primary market area.

     Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1.	Financial Condition. Management’s statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2003.

2.	Comparison of Results of Operations for the Fiscal Years Ended December 31, 2003 and 2002 – Provision for Loan Losses. Management’s statements regarding the adequacy of the allowance for loan losses at December 31, 2003.

3.	Liquidity and Capital Resources. Management’s belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

     HCFC does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

     General. Home City’s primary lending activity is the origination of conventional mortgage loans and home equity loans secured by one- to four-family homes and nonresidential real estate located in Home City’s primary lending area. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more are also offered by Home City. Home City does not originate loans insured by the Federal Housing Administration or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Home City makes commercial loans secured by assets of the borrower other than real estate and secured and unsecured consumer loans. Home City does not originate its loans in strict accordance with traditional secondary market guidelines.

     Loan Portfolio Composition. The following table presents certain information with respect to the composition of Home City’s loan portfolio at the dates indicated:

	At December 31,
	2003		2002
	(Dollars in thousands)
		Percent of		Percent of
	Amount	total loans	Amount	total loans
Residential real estate loans:
One- to four-family (first mortgage)	$64,879	50.88%	$62,981	49.24%
Multifamily	6,700	5.25	7,359	5.75
Home equity (second mortgage)	3,494	2.74	3,695	2.88
Nonresidential real estate loans	29,883	23.44	32,040	25.05
Land loans	1,400	1.10	856	0.67
Construction loans	4,577	3.59	3,238	2.53

Total real estate loans	110,933	87.00	110,169	86.12
Commercial loans:
Secured, other than by real estate	11,357	8.91	12,662	9.90
Other, unsecured credit lines	2,376	1.86	1,389	1.09

Total commercial loans	13,733	10.77	14,051	10.99
Consumer loans:
Loans on deposits	63	0.05	67	0.05
Other consumer loans	2,778	2.18	3,631	2.84

Total consumer loans	2,841	2.23	3,698	2.89

Total loans	127,507	100.00%	127,918	100.00%

Less:
Allowance for loan losses	(995)		(503)

Net loans	$126,512		$127,415

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2003, regarding the dollar amount of loans maturing in Home City’s portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

							Due more
	Due during the			Due 4-5	Due 6-10	Due 11-15	than 15
	year ending December 31,			years after	years after	years after	years after
	2004	2005	2006	12/31/03	12/31/03	12/31/03	12/31/03	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$7,735	$1,461	$1,268	$7,922	$15,572	$31,114	$10,001	$75,073
Nonresidential	3,261	1,365	1,482	6,463	11,151	7,162	4,976	35,860
Consumer loans	256	457	366	550	509	703	0	2,841
Commercial loans	9,126	549	1,183	2,219	170	347	139	13,733

Total loans	$20,378	$3,832	$4,299	$17,154	$27,402	$39,326	$15,116	$127,507

     Of the loans due more than one year after December 31, 2003, loans with aggregate balances of $80.0 million have fixed rates of interest, and loans with aggregate balances of $27.1 million have adjustable interest rates.

     One- to Four-family Residential Real Estate Loans. The primary lending activity of Home City has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Home City’s designated lending area. Home City also originates loans for the construction of one- to four-family residences and home equity loans. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

     OTS regulations limit the amount that Home City may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Home City primarily makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences up to 95% of the value of the real estate and improvements (the “Loan-to-Value Ratio” or “LTV”). Home equity loans secured by first or second mortgages are generally made with a maximum combined LTV for the first and second mortgage of 89%. Home City makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, non-owner occupied residences primarily in amounts up to 80% LTV. Home City may require private mortgage insurance (“PMI”) for the amount of loans in excess of 80% of the value of the real estate securing such loans. Fixed-rate residential real estate loans are offered by Home City for terms of up to 15 years.

     Home City has been originating adjustable-rate mortgage loans (“ARMs”) for several years. ARMs are offered by Home City for terms of up to 30 years and with various alternative features. The interest rate adjustment periods on the ARMs are either one year or three years, followed by one- or three-year adjustment periods. The interest rate adjustments on ARMs presently originated by Home City are tied to changes in the weekly average yield on the one- and three-year U.S. Treasury constant maturities index. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Home City also offers ARMs on one- to four-family properties with a margin of 3.0% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan. Home City originates ARMs which have initial interest rates slightly lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is generally lower than industry standards and is considered in Home City’s underwriting of any such loans with a one- to three-year adjustment period.

     The aggregate amount of Home City’s one- to four-family residential real estate loans equaled approximately $64.9 million at December 31, 2003, and represented 50.88 % of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $729,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $250,000, or 0.39%, of Home City’s one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.”

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

     At December 31, 2003, loans secured by multifamily properties totaled approximately $6.7 million, or 5.25% of Home City’s total loan portfolio, all of which were secured by property located within Home City’s primary market area. At such date, all such loans were performing in accordance with their terms. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The largest loan secured by a multifamily property had a balance at December 31, 2003, of approximately $1.7 million.

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

     At December 31, 2003, home equity loans totaled approximately $3.5 million, or 2.74% of Home City’s total loan portfolio. All of such loans were secured by property located within Home City’s primary market area. At such date, no such loans were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The balance of the largest single home equity loan was $196,000 at December 31, 2003.

     Nonresidential Real Estate Loans. Home City also makes loans secured by nonresidential real estate consisting of retail stores, office buildings and businesses. (The “nonresidential real estate loans” category does not include loans made for commercial purposes that are secured by real estate, which are described under the heading “Commercial Loans.”) Nonresidential real estate loans generally are originated with terms of up to 20 years and a maximum loan amount of $1.7 million. Such loans generally have a maximum LTV of 80%.

     Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower’s ability to repay may be impaired. Home City has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property’s valuation. Home City also requires personal guarantees on such loans.

     At December 31, 2003, Home City had a total of $29.9 million invested in nonresidential real estate loans, all of which were secured by property located within Home City’s primary market area. Such loans comprised approximately 23.44 % of Home City’s total loans at such date. At such date, all such loans were performing in accordance with their terms. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The balance of the largest nonresidential real estate loan was $1.5 million.

     Federal regulations limit the amount of nonresidential mortgage loans that an association may make to 400% of its tangible capital. At December 31, 2003, Home City’s nonresidential mortgage loans totaled 256.53% of Home City’s tangible capital.

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

     At December 31, 2003, land loans totaled approximately $1.4 million, or 1.10% of Home City’s total loan portfolio. The largest land loan at December 31, 2003, had a balance of approximately $181,000. All of such loans were secured by property located within Home City’s primary market area, of which no loans were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.”

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

     At December 31, 2003, a total of $4.6 million, or approximately 3.59% of Home City’s total loans, consisted of construction loans. All of Home City’s construction loans are secured by property located within Home City’s primary market area, and the economy of such lending area has been relatively stable. At December 31, 2003, all of such loans were performing in accordance with their terms.

     Commercial Loans. Home City also originates loans for commercial purposes. Such loans are primarily of two types: those secured by nonresidential real estate and those secured by assets of the borrower other than real estate, such as equipment or receivables.

     Various chattels, other than real estate, secured commercial loans totaling $29.9 million or approximately 23.44% of Home City’s total loans at December 31, 2003. The real estate securing commercial loans at December 31, 2003, was comprised of warehouses, office buildings and industrial buildings. This type of loan is made with terms of up to 20 years and a maximum loan amount of $1.7 million and may have a maximum LTV of 80% or more. These loans are made with adjustable interest rates, with the interest rates based on prime or one-, three- or five-year U.S. Treasury obligations.

     The borrowers of commercial loans totaling $11.4 million at December 31, 2003, were classified as “small business borrowers.” These loans were primarily secured by accounts receivable, inventory and equipment. The commercial loans secured other than by real estate are made with terms of up to seven years, a maximum loan amount of $1.7 million and a maximum LTV of 75%. These loans are made with adjustable interest rates, with the interest rates based on prime or prime plus a specified percentage above prime.

     Commercial lending entails significant risks. The loans are subject to greater risk of default during periods of adverse economic conditions. Particularly with respect to loans secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment in the event of default. Home City tries to minimize such risks through its prudent underwriting, which includes guidelines to determine the acceptability of the collateral to be pledged. An evaluation is made of the real estate, if any, accounts receivable, inventory and equipment securing the loan as to their value, marketability, strength of brand names, stability of conditions and environmental impact in order to mitigate or minimize the risk of loss. Loan advance amounts are established in accordance with the type of collateral asset. Credit guidelines have been established relative to debt service coverage, leveraging, established profitability, guarantor strength, liquidity and sales concentration. The guarantee of the principals will generally be required on all loans made to closely held business entities and affiliates. The credit information required includes fully completed financial statements, two years’ federal income tax returns, a current credit report and, generally, a formal business plan. Adequate insurance, appropriate regulatory disclosures and both a preliminary and final lawyer’s title opinion or title insurance are required when real estate is involved.

     At December 31, 2003, Home City had commercial loans in the aggregate amount of $13.7 million, or approximately 10.77% of Home City’s total loans. At such date, commercial loans with outstanding balances of $27,000, or 0.20% of the commercial loan balances, were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The total indebtedness of the largest single borrower within the commercial portfolio was $1.2 million at December 31, 2003.

     Consumer Loans. Home City makes various types of consumer loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to 15 years. Home City has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans, although during 2003 consumer loans decreased as a percent of Home City’s loan portfolio.

     Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Home City has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

     At December 31, 2003, Home City had approximately $2.8 million, or 2.23% of its total loans, invested in consumer loans. At such date, consumer loans with outstanding balances of $16,000, or

0.56% of the consumer loan balances, were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The balance of the largest consumer loan was $86,000 at December 31, 2003.

     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper solicitations by Home City’s lending staff and walk-in customers.

     Loan applications for permanent mortgage loans are taken by loan personnel. Home City obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. Home City generally limits the ratio of mortgage loan payments to the borrower’s income to 25% and the ratio of the borrower’s total debt payments to income to 35-42%. An appraisal of the fair market value of the real estate on which Home City will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors.

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

     Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to various management officials for approval or rejection if the loan amount does not exceed $500,000. If the loan amount exceeds $500,000, or if the application does not conform in all respects with Home City’s underwriting guidelines, the application is submitted to the Executive Loan Committee or the Board of Directors for review and for final disposition. If a mortgage loan application is approved, an attorney’s opinion of title is obtained on the title to the real estate that will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Home City as an insured mortgagee.

     The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Home City also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any. Commercial loans are underwritten on the basis of the source of the cash flow required to service the debt and the value of the security for the loan.

     Home City’s loans carry no prepayment penalties, but do provide the entire balance of the loan is due upon sale of the property securing the loan. Home City generally enforces such due-on-sale provisions.

     Loan Originations, Purchases and Sales. Home City originates a greater number of fixed-rate loans than adjustable-rate loans. See “DESCRIPTION OF BUSINESS — Loan Maturity Schedule.” Home City occasionally will participate in loans originated by other institutions. During 2003 and 2002 Home City did not participate in any loans originated by other institutions. Although Home City generally does not sell loans, it sold a participation in two such loans to remain within the loans to one borrower limitation.

     The following table presents Home City’s loan origination and participation activity for the years indicated:

	December 31,
	2003	2002
	(Dollars in thousands)
Loans originated:
One- to four-family residential real estate (1)	$21,042	$27,828
Multifamily residential real estate	60	900
Nonresidential real estate	7,814	13,348
Commercial	7,812	14,291
Consumer	2,461	2,945

Total loans originated	$39,189	$59,312
Loans purchased	0	0
Reductions:
Principal repayments	(40,126)	(46,773)
Sales of loans	(167)	(797)
Increase in other items, net (2)	201	300

Net increase (decrease)	$(903)	$12,042

(1)	Includes construction loans.

(2)	Consists of unearned and deferred fees, costs and the allowance for loan losses.

     OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association’s total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may lend to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.” In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits. An exception to these limits permits loans to one borrower of up to $500,000 “for any purpose.”

     Based on such limits, Home City was able to lend approximately $1.7 million to one borrower at December 31, 2003. The largest amount Home City had outstanding to one borrower at December 31, 2003, was $1.7 million. Such loans were secured by commercial real estate properties. All of such loans were current at December 31, 2003.

     The aggregate amount of commercial loans not primarily secured by real estate that Home City may have outstanding may not exceed 20% of Home City’s total assets, and any amount in excess of 10% of total assets must be for small business loans. At December 31, 2003, Home City was in compliance with those limitations.

     Delinquent Loans, Non-performing Assets and Classified Assets. When a borrower fails to make a required payment on a loan, Home City attempts to cause the delinquency to be cured by contacting the borrower. In most cases, delinquencies are cured promptly.

     When a loan is fifteen days or more delinquent, the borrower is sent a delinquency notice. When a loan is thirty days delinquent, Home City generally telephones the borrower. Depending upon the circumstances, Home City may also inspect the property and inform the borrower of the availability of credit counseling from Home City and counseling agencies. Before a loan becomes 90 days delinquent, Home City will make further contact with the borrower and, depending upon the circumstances, may arrange appropriate alternative payment arrangements. After a loan becomes 90 days delinquent, Home City may refer the matter to an attorney for foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower’s ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Home City.

     Real estate acquired, or deemed acquired, by Home City as a result of foreclosure proceedings is classified as real estate owned (“REO”) until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by Home City at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense.

     Home City places a loan on nonaccrual status when the principal and interest is delinquent 90 days or more and deducts from income the interest previously accrued.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	December 31, 2003			December 31, 2002
			Percent			Percent
			of total			of total
	Number	Amount	loans	Number	Amount	loans
	(Dollars in thousands)
Loans delinquent for (1):
30-59 days	28	$1,550	1.22%	25	$1,111	0.87%
60-89 days	3	127	0.10	10	290	0.23
90 days and over	13	543	0.42	5	423	0.33

Total delinquent loans	44	$2,220	1.74%	40	$1,824	1.43%

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

     The following table sets forth information with respect to the nonaccrual status of Home City’s loans which are 90 days or more past due and other non-performing assets at the dates indicated:

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
Residential	$170	$173	$613
Nonresidential	0	0	760
Commercial	27	0	104
Consumer	0	0	11

Subtotal non-accrual loans	$197	$173	$1,488
Loans 90 days or more past due and still accruing	346	250	0

Total non-performing loans	$543	$423	$1,488
Real estate owned	31	145	0

Total non-performing assets	$574	$568	$1,488

Total loan loss allowance	$995	$503	$592
Total non-performing assets as a percentage of total assets	0.38%	0.38%	1.03%
Loan loss allowance as a percent of non-performing loans	183.24%	118.91%	39.78%

     During the fiscal year ended December 31, 2003, $ 26,000 in interest income was recognized and an additional $3,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 15. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms. For additional information, see Note 3 of the Notes to Financial Statements.

     OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as “substandard,” “doubtful,” or “loss.” “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “Substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a “special mention” category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention.

     Generally, Home City classifies as “substandard” all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

     The aggregate amount of Home City’s classified assets at the dates indicated were as follows:

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Classified assets:
Substandard	$3,044	$2,166	$2,229
Doubtful	216	32	0

Total classified assets	$3,260	$2,198	$2,229

     Federal examiners are authorized to classify an association’s assets. If an association does not agree with an examiner’s classification of an asset, it may appeal this determination to the Regional Director of the OTS. Home City had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

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

     The single largest component of Home City’s loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by residential real estate and required down payments of 20% of the lower of the sales price or appraisal value of the real estate. In addition, these loans are secured by property in Home City’s lending area of a 100-mile radius from Springfield, Ohio. Home City’s practice of making loans only in their market area and requiring a 20% down payment have contributed to a low historical charge-off history.

     In addition to one- to four-family residential real estate loans, Home City makes additional real estate loans, including home equity, multifamily residential real estate, nonresidential real estate and construction loans. These loans are secured by property in Home City’s lending area and also require the borrower to provide a down payment. Home City also makes commercial and consumer loans. These types of loans are considered to involve a higher degree of risk than loans secured by one- to four-family residential real estate.

     The allowance for loan losses is reviewed quarterly by the Board of Directors. The review process includes a credit analysis of loans on the “watch list,” past due loans, new significant borrowings and random samples of new loans made. The analysis of loans secured by multifamily and nonresidential real estate and commercial loans includes a review of tax returns and financial statements, and the review of all loans includes an estimation of the value of the collateral. The amounts of provisions for loan losses for the periods shown in the table below were determined based upon such loan review, past loss experience, anticipated growth and prevailing economic conditions. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The following table sets forth an analysis of Home City’s allowance for loan losses for the years indicated:

	(Dollars in thousands)
	2003	2002
Balance at beginning of year	$503	$592
Charge-offs:
Residential loans	$(11)	$(193)
Consumer loans	(10)	(66)
Commercial loans	(2)	(231)

Subtotal charge-offs	$(23)	$(490)
Recoveries	15	25

Net (charge-offs) recoveries	$(8)	$(465)
Provision for loan losses (charged to operations)	500	376

Balance at end of year	$995	$503

Ratio of net (charge-offs) recoveries to average net loans outstanding during the year	0.01%	0.39%
Ratio of allowance for loan losses to total loans	0.78%	0.39%

     The following table sets forth the allocation of Home City’s allowance for loan losses at the dates indicated:

	December 31,
	(Dollars in thousands)
	2003	2002
Allowance for loan losses:
Residential loans	$467	$194
Consumer loans	52	40
Commercial loans	476	269

	995	503
Unallocated	0	0

Total allowance for loan losses	$995	$503

Mortgage-Backed Securities

     Home City maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) participation certificates. Mortgage-backed securities generally entitle Home City to receive a portion of the cash flows from an identified pool of mortgages. GNMA, FHLMC and FNMA are government agencies. GNMA securities are backed by Federal Housing Authority-insured and Veterans Administration-guaranteed loans. The timely payment of principal and interest on GNMA, FHLMC and FNMA securities is guaranteed by the respective agencies.

     The following table sets forth the composition of Home City’s mortgage-backed securities at the dates indicated:

	December 31, 2003		December 31, 2002
	(Dollars in thousands)
	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value
GNMA, FHLMC and FNMA certificates	$3,034	$3,035	$3,409	$3,432

Total mortgage-backed securities	$3,034	$3,035	$3,409	$3,432

     The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Home City’s mortgage-backed securities at December 31, 2003. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2003
			After one to		After five to				Total mortgage-backed
	One year or less		five years		ten years		After ten years		securities portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	value	yield	value	yield	value	yield	value	yield	value	value	yield
					(Dollars in thousands)
GNMA, FHLMC & FNMA certificates	$0	0%	$1,578	1.85%	$0	0%	$1,457	3.35%	$3,035	$3,035	2.57%

Total	$0	0%	$1,578	1.85%	$0	0%	$1,457	3.35%	$3,035	$3,035	2.57%

For additional information, see Note 2 of the Notes to Consolidated Financial Statements.

Investment Activities

     OTS regulations require that Home City maintain a minimum amount of liquid assets, which may be invested in U.S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers’ acceptances and federal funds. Home City is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See “Regulation” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.”

The following table sets forth information concerning Home City’s investments at the dates indicated:

	At December 31,				At December 31,
	2003				2002
	Carrying	% of	Market	% of	Carrying	% of	Market	% of
	value	total	value	total	value	total	value	total
	(Dollars in thousands)
Interest-bearing demand deposits in other financial institutions	$1,876	13.64%	$1,876	13.64%	$3,289	32.78%	$3,289	32.78%
Federal funds sold	7,562	54.97	7,562	54.97	1,614	16.08	1,614	16.08
Time deposits in other financial institutions	0	0	0	0	24	.24	24	.24
Investment securities:
U.S. government and federal agencies	893	6.49	893	6.49	1,589	15.84	1,589	15.84
Municipal securities (1)	404	2.94	404	2.94	499	4.97	499	4.97
Equity securities:
FHLB stock	2,265	16.46	2,265	16.46	2,177	21.69	2,177	21.69
FNMA preferred stock	757	5.50	757	5.50	843	8.40	843	8.40

Total investments	$13,757	100.00%	$13,757	100.00%	$10,035	100.00%	$10,035	100.00%

(1)	Bonds issued mainly by local school districts and municipalities.

     The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City’s investment securities at December 31, 2003.

	At December 31, 2003
	One year or less		After one to five years		After five years
	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. government and federal agency securities	$103	2.26%	$549	2.27%	$241	2.38%
Municipal securities	0	0	0	0	404	4.34%
Equity securities: (1)
FNMA preferred stock	757	4.74%	0	0	0	0

Total investments	$860	4.45%	$549	2.27%	$645	3.61%

(1)	By their nature, equity securities have no maturity date.

	At December 31, 2003
	Average			Weighted-
	life	Carrying	Market	average
	in years	value	value	yield
	(Dollars in thousands)
Investment securities:
U.S. government and federal agency securities	2.50	$893	$893	2.30%
Municipal securities	6.92	404	404	4.34%
Equity securities (1)		757	757	4.74%

Total		$2,054	$2,054	3.60%

(1)	By their nature, equity securities have no maturity date.

Deposits and Borrowings

     General. Deposits have traditionally been the primary source of Home City’s funds for use in lending and other investment activities. In addition to deposits, Home City derives funds from FHLB advances, interest payments and principal repayments on loans and mortgage-backed and related securities, income on earning assets, service charges and gains on the sale of assets. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.” Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

     Deposits. Deposits are attracted principally from within Home City’s primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, statement savings accounts, passbook savings accounts and term certificate accounts. Home City also offers individual retirement accounts (“IRA”), both in passbook and certificate form. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Home City based on Home City’s liquidity requirements, growth goals and interest rates paid by competitors.

     At December 31, 2003, Home City’s certificates of deposit totaled $51.2 million, or 49.28% of total deposits. Of such amount, approximately $20.3 million in certificates of deposit mature within one year. Based on past experience and Home City’s prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB and commercial banks as alternatives to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:

	At December 31,
	2003		2002
		Percent		Percent
		of total		of total
	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Transaction accounts:
Demand	$5,352	5.15%	$5,468	5.52%
NOW accounts (1)	3,955	3.81	3,759	3.79
Passbook/statement savings accounts (2)	43,400	41.76	25,867	26.10

Total transaction accounts	52,707	50.72	35,094	35.41
Certificates of deposit:
1.01 - 2.00%	7,897	7.60	5,647	5.70
2.01 - 400%	23,943	23.04	19,311	19.48
4.01 - 6.00%	17,015	16.37	30,312	30.58
6.01 - 8.00%	2,360	2.27	8,755	8.83

Total certificates of deposit	51,215	49.28	64,025	64.59

Total deposits (3)	$103,922	100.00%	$99,119	100.00%

(1)	Home City’s weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At December 31, 2003 and 2002, the weighted-average rates on NOW accounts were 0.79% and 1.01%, respectively.

(2)	Home City’s weighted-average rate on passbook/statement savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook/statement savings accounts was 1.89% and 2.40% at December 31, 2003 and 2002, respectively.

(3)	Retirement accounts are included in the various certificates of deposit balances. Retirement accounts totaled $7.7 million and $7.6 million as of December 31, 2003 and 2002, respectively.

     The following table shows rate and maturity information for Home City’s certificates of deposit as of December 31, 2003:

	Amount Due
		Over	Over
	Up to	1 year to	2 years to	Over
Rate	1 year	2 years	3 years	3 years	Total
	(Dollars in thousands)
1.01 - 2.00%	$7,138	$759	$0	$0	$7,897
2.01 - 4.00%	8,133	7,646	8,164	0	23,943
4.01 - 6.00%	4,338	4,525	5,860	2,292	17,015
6.01 - 8.00%	729	148	116	1,367	2,360

Total certificates of deposit	$20,338	$13,078	$14,140	$3,659	$51,215

     The following table presents the amount of Home City’s certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 2003.

Maturity	Amount
(Dollars in thousands)
Three months or less	$883
Over 3 months to 6 months	1,354
Over 6 months to 12 months	2,923
Over 12 months	7,646

Total	$12,806

     The following table sets forth Home City’s deposit account balance activity for the years indicated:

	Year ended December 31,
	2003	2002
	(Dollars in thousands)
Beginning balance	$99,119	$96,403
New deposits received less withdrawals	2,549	(585)
Interest credited	2,254	3,301

Ending balance	$103,922	$99,119

Net increase	$4,803	$2,716
Percentage increase	4.85%	2.82%

     Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See “Regulation — Federal Home Loan Banks.” As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets one of the Qualified Thrift Lender Tests (the “QTL Tests”). See “Regulation - Qualified Thrift Lender Test.” If an association meets one of the QTL Tests, it will be eligible for 100% of the advances permitted. If an association does not meet one of the QTL Tests, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 2003, Home City met at least one of the QTL Tests.

Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:

	Year ended December 31,
	2003	2002
	(Dollars in thousands)
Average balance outstanding	$36,350	$36,273
Maximum amount outstanding at any month end during the year	$41,102	$38,232
Balance outstanding at end of year	$34,764	$38,199
Weighted-average interest rate during the year	5.49%	5.55%
Weighted-average interest rate at end of year	5.61%	5.30%

     Based upon Home City’s eligible mortgage collateral, total FHLB advances are limited to approximately $45.3 million.

Subsidiaries

     Home City owns all of the outstanding shares of Homciti Service Corp., an Ohio corporation (“Homciti”). Homciti owns common stock in Intrieve, Incorporated (“Intrieve”), a data processing company which services Home City. Home City chose to write off its $13,000 investment in Homciti’s 0.875% ownership interest in a joint venture which owned the Springfield Inn, a local hotel. At December 31, 2003, the aggregate value of the Intrieve stock was approximately $15,000.

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

Personnel

     As of December 31, 2003, Home City had thirty-two full-time employees and six part-time employees. Management believes that relations with its employees are good. HCFC offers health and life insurance benefits to all eligible employees of Home City. None of the employees of Home City is represented by a collective bargaining unit.

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

     Because Home City’s deposits are insured by the FDIC, Home City is also subject to examination and regulation by the FDIC. Home City must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether Home City is in compliance with various regulatory requirements and is operating in a safe and sound manner. Home City is a member of the FHLB of Cincinnati.

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

     For information concerning Home City’s capital, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION — Liquidity and Capital Resources.”

     The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association’s designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City’s capital at December 31, 2003, met the standards for the highest level, a “well capitalized association”.

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

     An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association’s retained net income for the preceding two years, (ii) if the savings association will not be at least adequately capitalized following the capital distribution, or (iii) if the proposed distribution would violate a prohibition contained in any applicable statue, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association has not received certain favorable examination ratings for the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

     Qualified Thrift Lender Tests. Savings associations must meet one of two tests in order to be a qualified thrift lender (“QTL”). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (“QTIs”). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Code”). In order for an institution to meet the definition of a “domestic building and loan association” under the Code, at least 60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL Tests under certain circumstances. If a savings association fails to meet either one of the QTL Tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 2003, Home City had QTIs equal to approximately 86.2% of its total portfolio assets.

     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association’s total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of the board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at December 31, 2003.

     Savings associations must also comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA limit the extent to which the savings institution or its subsidiaries may engage in specified transactions with affiliates and require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. Home City was in compliance with these requirements and restrictions at December 31, 2003.

     Holding Company Regulation. HCFC is a savings and loan holding company within the meaning of the Home Owners’ Loan Act (the “HOLA”). As such, HCFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the “SEC”).

     HCFC is a unitary savings and loan holding company, (i.e., it owns only one savings association). There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL Tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2003, Home City met at least one of the QTL Tests. See “Qualified Thrift Lender Tests.”

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

     The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met.

     Reserve Requirements. Federal Reserve Bank (“FRB”) regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $45.4 million (subject to an exemption of up to $6.6 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $45.4 million. These percentages are subject to adjustment by the FRB. At December 31, 2003, Home City was in compliance with its reserve requirements.

     Federal Home Loan Banks. The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City’s residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $2,265,000 at December 31, 2003.

     FHLB advances to members such as Home City who meet one of the QTL Tests are generally limited to the lower of (i) 50% of the member’s assets or (ii) 20 times the member’s investment in FHLB stock. At December 31, 2003, Home City’s maximum limit on advances was approximately $45.3 million and Home City’s advances totaled $34.8 million. The granting of advances is subject also to the FHLB’s collateral and credit underwriting guidelines.

     Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association’s capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

     Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Taxation

     Federal Taxation. HCFC and each of its consolidated subsidiaries are subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, HCFC and its subsidiaries may be subject to alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on “alternative minimum taxable income” (which is the sum of a corporation’s regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation’s “adjusted current earnings” exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

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

     The balance of the pre-1988 reserves is subject to the provisions of Section 593(e) as modified by the Small Business Jobs Protection Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1998 reserves would be reduced and Home City’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2003, Home City’s pre-1988 reserves for tax purposes totaled approximately $1.1 million. Home City believes it had approximately $6.3 million of accumulated earnings and profits for tax purposes as of December 31, 2003, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.

     The tax returns of HCFC and its consolidated subsidiaries have been audited or closed without audit through fiscal year 1999. In the opinion of management, any examination of open returns would not result in a deficiency that could have a material adverse effect on the consolidated financial condition of HCFC.

     Ohio Taxation. HCFC is subject to the Ohio corporation franchise tax, which, as applied to HCFC, is a tax measured on either net earnings or net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed taxable income in excess of $50,000 or (ii) 0.04% times taxable net worth. A special litter tax is also applicable to all corporations, including HCFC, subject to the Ohio corporation franchise tax other than “financial institutions”. If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

     HCFC may elect to be a “qualifying holding company” and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt HCFC must satisfy all the requirements of the applicable statutes including making adjustments that could affect the taxable net worth of HCFC’s subsidiary, Home City.

     Home City is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions,” imposed annually at a rate of 1.3% of Home City’s book net worth determined in accordance with GAAP, less statutory deductions. As a “financial institution” Home City is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Recently Issued Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB’s Staff Position 150-3 deferred indefinitely the guidance in SFAS No. 150 on certain mandatorily redeemable noncontrolling interests. HCFC has determined that it has no such instruments covered by SFAS No. 150 and Staff Bulletin 150-3.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement clarifies reporting of contracts as either derivatives or hybrid instruments. HCFC has determined that all derivatives or hybrid instruments covered under this statement have been properly reported under SFAS No. 149.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

     In December 2003 the FASB deferred certain effective dates for Interpretation No. 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. HCFC has determined that it has no such instruments covered by Interpretation No. 46.

     In November 2002, FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant FIN 45 instruments of the Company are standby letters of credit. HCFC has determined that its standby letters of credit obligations under FIN 45 are not material for disclosure.

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

ITEM 2. Description of Property

     Home City’s main office is located at 2454 North Limestone Street, Springfield, Ohio 45503, which property is owned by Home City. HCFC operates out of Home City’s main office. HCFC reimburses Home City for the fair value of the space occupied. Home City also has a branch office facility located at 63 West Main Street, Springfield, Ohio 45502, its former main office location.

     The following table sets forth certain information at December 31, 2003, regarding the ownership by Home City of land, building and improvements, other than real estate acquired through foreclosure or deed in lieu of foreclosure.

	Year	Square	Net
Location	acquired	footage	book value (1)
63 West Main Street, Springfield, Ohio 45502	1975	5,839	$299,000
2454 North Limestone Street, Springfield, Ohio 45503	1999	13,000	$2,537,000

(1)	At December 31, 2003, Home City’s properties and equipment had a total net book value of $3,812,000.

(2)	For additional information regarding Home City’s properties and equipment, see Notes 1 and 5 of Notes to Consolidated Financial Statements.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters

     There were 794,400 common shares of HCFC outstanding on December 31, 2003, held of record by approximately 343 shareholders. Price information with respect to HCFC’s common shares is quoted on The Nasdaq SmallCap Market (“Nasdaq”) under the symbol “HCFC”. The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below, as well as the dividends declared. The price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
High	$13.410	$14.190	$15.299	$17.480
Low	$11.700	$12.520	$12.400	$14.970
Dividend declared	$0.110	$0.110	$0.110	$0.110

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
High	$12.250	$12.460	$11.650	$11.700
Low	$10.300	$11.060	$10.660	$9.150
Dividend declared	$0.110	$0.110	$0.110	$0.110

     The income of HCFC consists of dividends that may periodically be declared and paid by the Board of Directors of Home City on the common shares of Home City held by HCFC and earnings on the net proceeds retained by HCFC from the sale of HCFC’s common shares in connection with the Conversion. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations.

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

     An application must be submitted and approval from the OTS must be obtained (1) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that date plus the bank’s retained net income for the preceding two years; (2) if the bank will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the bank and the OTS (or the FDIC), or a condition imposed on the bank in an OTS-approved application or notice; or (4) if the bank has not received certain favorable examination ratings from the OTS.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Home City Federal Savings Bank of Springfield converted from a mutual federal savings association to a stock federal savings association on December 30, 1996. In connection with the Conversion, 952,200 common shares of Home City Financial Corporation were sold, generating net proceeds of $8.3 million after Conversion expenses. Of this amount, $4.6 million was utilized to purchase 100% of the common stock of Home City, and the balance was utilized to purchase investments, loan funds to the Home City Financial Corporation Employee Stock Ownership Plan (the “ESOP”) and for other purposes.

     The following discussion and analysis of the financial condition and results of operations of HCFC and Home City should be read in conjunction with and with reference to the consolidated financial statements, and the notes thereto, presented in the Annual Report.

     During both 2003 and 2002, HCFC did not initiate a repurchase program.

Forward-Looking Statements

     In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of Home City, and HCFC’s actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and changes in interest rates in the nation and HCFC’s primary market area.

     Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1.	Financial Condition: Management’s statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2003.

2.	Comparison of Results of Operations for the Fiscal Years Ended December 31, 2003 and 2002- Provision for Loan Losses: Management’s statements regarding the adequacy of the allowance for loan losses at December 31, 2003.

3.	Liquidity and Capital Resources: Management’s belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

Financial Condition

     HCFC’s consolidated total assets amounted to $151.8 million at December 31, 2003, an increase of $2.1 million, or 1.37%, over the $149.7 million in total assets at December 31, 2002. Such increase in assets was funded primarily by the $4.8 million net increase in deposits and the $4.2 million sales and maturities of securities, both of which were partially used to reduce $3.4 million in advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”).

     Cash and cash equivalents, time deposits and investment securities totaled $15.6 million at December 31, 2003, an increase of $3.1 million, or 25.02%, from December 31, 2002. During the year ended December 31, 2003, $2.3 million of investment securities matured. Those proceeds, together with $2.0 million received from the sale of securities and ongoing repayments of loans and mortgage-backed securities, were used to purchase $3.2 million of investment securities and to increase our balance of federal funds by $6.0 million. With interest rates at historically low levels, HCFC is adjusting the maturities of its investments so that when interest rates rise, HCFC will have minimized as much as possible its losses on low-yielding investments, while still obtaining a reasonable return on its investments in the short term.

     Net loans receivable totaled $126.5 million at December 31, 2003, a decrease of $903,000, or 0.71%, from the $127.4 million total at December 31, 2002. During the year ended December 31, 2003, loan originations amounted to $39.2 million, with one- to four-family mortgage loans comprising $21.0 million and commercial lending comprising $7.8 million. Such originations were offset by principal repayments of $40.1 million.

     Home City’s allowance for loan losses totaled $995,000 at December 31, 2003, which represented 0.78% of total loans and 183.24% of non-performing loans. At December 31, 2002, the allowance for loan losses totaled $503,000, an amount which represented 0.39% of total loans and 118.91% of non-performing loans. With the slow recovery of the economy and higher unemployment levels in our demographic area, some borrowers have been faced with cash flow problems. As a result, a number of borrowers have been unable to adhere to their contractual repayment schedules, which directly relates to an individual credit being classified as a problem or non-performing loan. Management has maintained its emphasis on the consideration of both local and national economic factors in determining the adequacy of the allowance for loan losses.

     Non-performing loans were $543,000 and $423,000 at December 31, 2003 and 2002, respectively, and represented 0.36% and 0.28% of total assets at such dates. All loans classified as non-performing at December 31, 2003, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold, or foreclosure action was being initiated. Although management believes that its allowance for loan losses at December 31, 2003, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods. Such additions could adversely affect HCFC’s results of operations.

     Deposits totaled $103.9 million at December 31, 2003, an increase of $4.8 million, or 4.85%, from $99.1 million at December 31, 2002. While time deposits decreased by $12.8 million, other deposits increased by $17.6 million, mostly resulting from customer acceptance of our Prime Statement Savings account, which offered tiered competitive rates yet flexibility of account movement when rates start moving up. Home City has generally not engaged in sporadic increases or decreases in interest rates paid or offered the highest rates available in its deposit market. Advances from the FHLB decreased from $38.2 million at December 31, 2002, to $34.8 million at December 31, 2003, a decrease of $3.4 million, or 8.99%, as funds provided were used to pay down advances.

     Shareholders’ equity totaled $11.9 million at December 31, 2003, an increase of $348,000, or 3.01%, from $11.6 million at December 31, 2002, primarily due to undistributed net earnings of $303,000.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2003 and 2002

     General. Net income for the year ended December 31, 2003, was $649,000, an increase of $192,000, or 42.01%, from the $457,000 in net income recorded in 2002. The increase in net income resulted primarily from a $711,000 increase in net interest income, an $88,000 decrease in noninterest expense and a $48,000 decrease in the net loss on discontinued operations, which were partially offset by a $420,000 decrease in noninterest income, an additional provision for loan losses of $124,000 and an increase of $111,000 in the provision for federal income taxes from continuing operations..

     Net Interest Income. Net interest income totaled $4.5 million for the year ended December 31, 2003, an increase of $711,000, or 18.68%, from the $3.8 million recorded in 2002. Interest income on loans decreased by $207,000, or 2.27%, during 2003 due primarily to a decrease in yield from 7.59% in 2002 to 6.96% in 2003, which was partially offset by an increase in the average balance of the loans outstanding of $7.9 million, or 6.60%. Interest income on investment securities decreased by $402,000, or 73.76%, for the year ended December 31, 2003, compared to fiscal 2002, as the average balance decreased by $6.0 million year-to-year and the related yield decreased by 212 basis points to 1.88% in 2003. The average investment in federal funds sold during 2003 was $3.1 million, compared to an average investment of $1.3 million in 2002, which yielded 0.97% in 2003, compared to 1.50% in 2002, resulting in increased interest of $11,000.

     Interest expense on deposits decreased by $1.3 million, or 32.87%, during 2003, due primarily to a decrease in the weighted-average rate from 4.24% in 2002 to 2.81% in 2003, being offset partially by an increase in the average balance of deposits outstanding of $1.3 million, or 1.44%. Interest expense on FHLB advances decreased by $18,000, or 0.89%, primarily due to a decrease in the weighted-average rate from 5.55% in 2002 to 5.49% in 2003 with average balances remaining almost unchanged at $36.3 million.

     As a result of the foregoing changes in interest income and interest expense, the interest rate spread increased by 43 basis points, to 2.95% for 2003, as compared to 2.52% for 2002, while the net interest margin increased by 43 basis points to 3.20% for the year ended December 31, 2003, from 2.77% for last year.

     Provision for Loan Losses. Home City maintains an allowance for loan losses in an amount that, in management’s judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles (“GAAP”). A discussion of Home City’s policy for determining the appropriate allowance is discussed below under “Critical Accounting Policies.” As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2003. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

     Home City had net charge-offs of $8,000 and $465,000 during the years ended December 31, 2003 and 2002, respectively. Home City’s charge-off history is a product of a variety of factors, including Home City’s underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate made up 87.00% of Home City’s loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate made up 50.88% of total loans at December 31, 2003. Such loans typically present less risk to a lender than loans not secured by real estate. Substantially all of Home City’s loans are secured by properties in its primary market area.

     The provision for loan losses was $500,000 and $376,000 for the years ended December 31, 2003 and 2002, respectively. The ratio of non-performing loans to total assets decreased to 0.28% in 2003 from 1.03% in 2002. At December 31, 2003 and 2002, Home City had a ratio of allowance for loan losses to total loans of 0.78% and 0.39%, respectively, and ratios of allowance for loan losses to non-performing loans of 183.24% and 118.91%. Due to such ratios of non-performing loans to total loans, historical charge-offs, delinquency history, and the increase in commercial and consumer installment lending, the provisions of $500,000 and $376,000 made in 2003 and 2002, respectively, were deemed appropriate by management to absorb reasonably foreseeable loan losses.

     Noninterest Income. Noninterest income totaled $254,000 for the year ended December 31, 2003, a decrease of $420,000, or 62.31%, from the $674,000 recorded in 2002. The decrease resulted primarily from a decrease of $315,000 in net gains recognized on the sale of securities. Decreases of $20,000 in income from life insurance, and $88,000 in other miscellaneous income were slightly offset by an increase of $3,000 in service charges on deposit accounts.

     Noninterest Expense. Noninterest expense decreased by $88,000, or 2.55%, to a total of $3.4 million for the year ended December 31, 2003, as compared to 2002. Increases in components of noninterest expense were led by increased salaries and employee benefits, $115,000, or 7.42%. A decrease in professional fees of $42,000, or 11.26%, was primarily due to decreased consultant’s fees for the loan review process.

     Federal Income Taxes. The provision for federal income taxes totaled $264,000 for the year ended December 31, 2003, an increase of $135,000, or 104.65%, from the $129,000 provision recorded in fiscal 2002. This increase was primarily the result of a lesser percentage of nontaxable income in 2003, which resulted in an effective tax rate of 28.92% in 2003 versus 23.3% in 2002.

     Off-Balance Sheet Arrangements. The off-balance sheet arrangements of HCFC are considered immaterial for additional comment and cross-referenced to Note 16 to the Consolidated Financial Statements

     Critical Accounting Policies. The accounting and reporting policies of Home City are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Home City’s significant accounting policies are described in detail in the notes to Home City’s consolidated financial statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of Home City’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

     The policy of management with respect to the amount of the allowance for loan losses is a critical accounting policy for Home City. Management evaluates the adequacy of the allowance for loan losses each quarter based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

     Some types of loans are inherently more risky than others. The allowance for commercial loans, nonresidential real estate loans and multifamily real estate loans, which generally carry more risk than single-family residential real estate loans, is determined based upon the individual credit relationships and national and local economic factors that could affect such borrowers, as well as actual loss histories. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for one- to four-family residential real estate is based upon an analysis of national and local economic conditions and loss histories. The allowance for impaired loans is based on the collateral for collateral-dependent loans or the discounted cash flows using the loan’s effective interest rate.

     Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors. Undetected losses are probable due to inherent delays in obtaining information regarding a borrower’s financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and interpretations of economic trends; the volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits; and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans.

Yields Earned and Rates Paid

     The following table presents certain information relating to HCFC’s average balance sheet information and reflects the average yield on interest-earning assets and the average cost of customer deposits and FHLB advances for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average monthly balance of interest-earning assets or customer deposits and FHLB advances, respectively, for the years presented. Average balances are derived from daily balances, which included nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

	Year ended December 31,
	2003			2002
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
			(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$150	$1	0.67%	$127	$2	1.41%
Federal funds sold	3,058	30	0.97	1,288	19	1.50
Time deposits	12	0	1.27	24	0	1.25
Investment securities (1)	7,598	143	1.88	13,618	545	4.00
Federal Home Loan Bank stock	2,210	88	4.00	2,116	98	4.62
Loans receivable (2)	127,972	8,909	6.96	120,052	9,116	7.59

Total interest-earning assets (3)	141,000	9,171	6.50	137,225	9,780	7.13
Noninterest-earning assets:
Less: Allowance for loan losses	(714)			(471)
Other non-earning assets	9,943			10,324

Total assets	$150,229			$147,078

Interest-bearing liabilities:
NOW accounts	$3,303	$26	0.79%	$2,814	$28	1.01%
Money market accounts	680	8	1.18	695	13	1.86
Passbook accounts	39,150	740	1.89	21,203	509	2.40
Certificates of deposit	51,531	1,885	3.66	68,607	3,411	4.97

Total deposits	94,664	2,659	2.81	93,319	3,961	4.24
Federal Home Loan Bank advances	36,350	1,995	5.49	36,273	2,013	5.55

Total interest-bearing liabilities	131,014	4,654	3.55	129,592	5,974	4.61
Noninterest-bearing liabilities	7,522			6,072

Total liabilities	138,536			135,664
Total shareholders’ equity	11,693			11,414

Total liabilities and shareholders’ equity	$150,229			$147,078

Net interest income; net interest rate spread		$4,517	2.95%		$3,806	2.52%

Net interest margin (4)			3.20%			2.77%

Average interest-earning assets to interest-bearing liabilities			107.62%			105.89%

(1)	Includes $21,000 and $35,000 of nontaxable municipal income recorded in 2003 and 2002, respectively. The tax-equivalent yield on investments is 3.66% and 4.13% for 2003 and 2002, respectively.

(2)	Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

(3)	Tax-equivalent yield on interest-earning assets is 6.51% and 7.14% for 2003 and 2002, respectively.

(4)	Net interest income as a percent of average interest-earning assets.

     The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected HCFC’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:

	Year ended December 31,
	2003 vs. 2002			2002 vs. 2001
		Increase			Increase
		(decrease)			(decrease)
	due to			due to

	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in thousands)
Interest income attributable to:
Interest-earning demand deposits	$(0)	$(1)	$(1)	$(6)	$(4)	$(10)
Federal funds sold	20	(9)	11	(26)	(30)	(56)
Time deposits	0	0	0	0	0	0
Investment securities	(183)	(219)	(402)	257	(108)	149
Federal Home Loan Bank stock	4	(14)	(10)	8	(44)	(36)
Loans receivable	578	(785)	(207)	426	(1,025)	(599)

Total interest income	419	(1,028)	(609)	659	(1,211)	(552)
Interest expenses attributable to:
NOW accounts	4	(6)	(2)	19	(19)	(0)
Money market accounts	0	(5)	(5)	6	(8)	(2)
Passbook savings accounts	357	(126)	231	191	(134)	57
Certificates of deposit	(741)	(785)	(1,526)	86	(746)	(660)
Federal Home Loan Bank advances	4	(22)	(18)	10	(93)	(83)

Total interest expense	(376)	(944)	(1,320)	312	(1,000)	(688)

Increase (decrease) in net interest income	$795	$(84)	$711	$347	$(211)	$136

Asset and Liability Management

     Home City, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Home City uses the net portfolio value (“NPV”) methodology adopted by the OTS.

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

     Presented below, as of December 31, 2003, is an analysis of Home City’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City’s strong capital position.

     As illustrated in the table, Home City’s NPV is slightly more sensitive to declining rates than rising rates. Differences in sensitivity occur principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. As a result, in a rising interest rate environment, the amount of interest Home City would receive on its loans would increase relatively slowly as loans are slowly repaid and new loans at higher rates are made. Moreover, the interest Home City would pay on its deposits would increase rapidly because Home City’s deposits generally have shorter periods to repricing. Because Home City has not originated loans in accordance with traditional secondary market guidelines, the sale of fixed-rate loans may be difficult. In addition, increases in interest rates can also result in the flow of funds away from savings institutions into direct investments or other investment vehicles, such as mutual funds, which may pay higher rates of return than savings institutions. Assumptions used in calculating the amounts in this table are OTS assumptions.

	At December 31, 2003
Change in interest
rate	Board limit	$ change		% change
(basis points)	% change	in NPV		in NPV
	(Dollars in thousands)
+300	(55)%	$547		4%
+200	(35)	914		6
+100	(20)	762		5
0	0)	0		0
-100	(20)	(1,478)		(10)
-200	(35)	—	(1)	—	(1)
-300	(55)	—	(1)	—	(1)

(1)	As a result of the low interest rate environment at December 31, 2003, the OTS NPV Model did not produce results for a reduction of 200 and 300 points.

     The NPV table indicates that at each 100 basis point increment, the change in Home City’s NPV that would have been caused by the respective interest rate shock was within the policy limits set by the Board of Directors. The Board of Directors considers the results of each quarterly analysis and factors the information into its decisions in adjusting the pricing of loans and deposits in the future.

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

     If interest rates continue to rise from the recent levels, Home City’s net interest income will be slightly positively affected. Rising interest rates may negatively affect Home City’s earnings due to diminished loan demand. In order to maintain Home City’s net interest margin, management is continually developing and modifying its strategies to stimulate the demand for quality loans and tailoring the types of loan products available that can be adjusted to match the current market conditions. Additional alternative sources of funding are being explored in anticipation of possible interest rate fluctuations.

Liquidity and Capital Resources

     Home City’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years presented:

	Year ended December 31,
	2003	2002
	(Dollars in thousands)
Net income	$649	$457
Adjustments to reconcile net income to net cash from operating activities	1,222	831

Net cash provided by operating activities	1,871	1,288
Net cash provided by (used in) investing activities	1,399	(5,224)
Net cash provided by financing activities	1,142	4,987

Net change in cash and cash equivalents	4,412	1,051
Cash and cash equivalents at beginning of year	6,061	5,010

Cash and cash equivalents at end of year	$10,473	$6,061

     Home City’s principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. Home City also borrows from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. Home City maintains investments in liquid assets based upon management’s assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, Home City monitors the capital of such institutions to ensure that such deposits do not expose Home City to undue risk of loss.

     OTS regulations require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 2003, Home City’s regulatory liquidity ratio was 14.35% of its average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. At such date, Home City had commitments to originate loans totaling $1.5 million and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially. See Note 10 of the Notes to Consolidated Financial Statements.

     Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. Home City exceeded all of its capital requirements at December 31, 2003 and 2002.

     Savings associations are required to maintain “tangible capital” of not less than 1.5% of the association’s adjusted total assets. Tangible capital is defined in OTS regulations as core capital less intangible assets.

     “Core capital” is comprised of common shareholders’ equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of the association’s total assets, except for those associations with the highest examination rating and acceptable levels of risk, which may maintain a minimum of 3% core capital.

     OTS regulations require that savings associations maintain “risk-based capital” in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $995,000 at December 31, 2003:

     The following table summarizes Home City’s regulatory capital requirements and actual capital (see Note 10 of the Notes to Consolidated Financial Statements for regulatory capital amounts) at December 31, 2003:

					Excess of actual
					capital over current
	Actual capital		Current requirement		requirement		Applicable
	Amount	Percent	Amount	Percent	Amount	Percent	asset total
	(Dollars in thousands)
Tangible capital	$11,649	7.7%	$2,279	1.5%	$9,370	6.2%	$151,926
Core capital	11,649	7.7	6,077	4.0	5,572	3.7	151,926
Risk-based capital	12,644	12.0	8,414	8.0	4,230	4.0	105,176

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

ITEM 7. FINANCIAL STATEMENTS

Independent Accountants’ Report

Board of Directors
Home City Financial Corporation
Springfield, Ohio

     We have audited the accompanying consolidated balance sheets of Home City Financial Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Home City Financial Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio
January 27, 2004

Home City Financial Corporation – CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,

	2003	2002

ASSETS
Cash and due from banks	$1,035	$1,158
Interest-bearing demand deposits	1,876	3,289
Federal funds sold	7,562	1,614

Cash and cash equivalents	10,473	6,061

Interest-bearing deposits	0	24
Available-for-sale securities	5,089	6,363
Loans, net of allowance for loan losses of $995 and $503 at December 31, 2003 and 2002	126,512	127,415
Premises and equipment	3,812	3,935
Federal Home Loan Bank stock	2,265	2,177
Interest receivable	578	600
Cash surrender value of life insurance	2,952	2,829
Other	103	331

TOTAL ASSETS	$151,784	$149,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$5,352	$5,468
Savings, NOW and money market	47,355	29,626
Time	51,215	64,025

Total deposits	103,922	99,119

Federal Home Loan Bank advances	34,764	38,199
Interest payable and other liabilities	1,191	858

TOTAL LIABILITIES	139,877	138,176

Shareholders’ Equity
Preferred shares, no par value: authorized 1,000,000 shares; none issued
Common shares, no par value: authorized 5,000,000 shares; issued - 962,200 and 952,200 shares
Additional paid-in capital	6,130	6,013
Retained earnings	8,549	8,246
Unearned Recognition and Retention Plan (RRP) shares	(185)	(111)
Unearned Employee Stock Ownership Plan (ESOP) shares	(229)	(305)
Accumulated other comprehensive loss	(92)	(18)
Treasury shares, at cost: 167,800 shares	(2,266)	(2,266)

TOTAL SHAREHOLDERS’ EQUITY	11,907	11,559

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$151,784	$149,735

See notes to consolidated financial statements.

Home City Financial Corporation – CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands,
	except per share
	amounts)
	December 31,

	2003	2002

INTEREST AND DIVIDEND INCOME
Loans	$8,909	$9,116
Securities	143	545
Federal funds sold	30	19
Dividends on Federal Home Loan Bank stock	88	98
Deposits with financial institutions	1	2

TOTAL INTEREST AND DIVIDEND INCOME	9,171	9,780

INTEREST EXPENSE
Deposits	2,659	3,961
Borrowings	1,995	2,013

TOTAL INTEREST EXPENSE	4,654	5,974

NET INTEREST INCOME	4,517	3,806
Provision for Loan Losses	500	376

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,017	3,430

NONINTEREST INCOME
Service charges on deposits	38	35
Net realized gains on sales of available-for-sale securities	17	332
Life insurance	137	157
Other	62	150

TOTAL NONINTEREST INCOME	254	674

NONINTEREST EXPENSE
Salaries and employee benefits	1,665	1,550
Net occupancy expense	337	314
Equipment expense	215	239
Data processing fees	245	237
Professional fees	331	373
Franchise taxes	146	144
Other	419	589

TOTAL NONINTEREST EXPENSE	3,358	3,446

Home City Financial Corporation – CONSOLIDATED STATEMENTS OF INCOME (continued)

	(Dollars in thousands,
	except per share amounts)
	December 31,

	2003	2002

Income from continuing operations before income tax	$913	$658
Provision for income taxes	264	153

Income from continuing operations	649	505

Discontinued operations
Loss from operations of discontinued insurance agency (including loss on disposal of $23,000)	0	(72)
Income tax benefit	0	(24)

Loss on discontinued operations	0	(48)

NET INCOME	$649	$457

BASIC EARNINGS PER SHARE
Income from continuing operations	$.87	$0.68
Discontinued operations	0	(0.06)

NET INCOME	$.87	$0.62

DILUTED EARNINGS PER SHARE
Income from continuing operations	$.85	$0.68
Discontinued operations	0	(0.06)

NET INCOME	$.85	$0.62

See notes to consolidated financial statements.

Home City Financial Corporation – CONSOLIDATED STATEMENTS OF SHAREHOLDERS’EQUITY

	(Dollars in thousands)
						Accum-
						ulated
						Other
						Compre-
		Additional		Unearned	Unearned	hensive
		Paid-in	Retained	Compen-	ESOP	Income	Treasury
	Shares	Capital	Earnings	sation	Shares	(Loss)	Shares	Total

Balance, January 1, 2002	952,200	$6,023	$8,134	$(178)	$(381)	$112	$(2,266)	$11,444
Comprehensive income
Net income			457					457
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect						(130)		(130)

Total comprehensive income								327

Dividends on common shares, $.44 per share			(345)					(345)
Amortization of unearned compensation expense				67				67
ESOP shares earned		(10)			76			66

Balance, December 31, 2002	952,200	6,013	8,246	(111)	(305)	(18)	(2,266)	11,559
Comprehensive income
Net income			649					649
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect						(74)		(74)

Total comprehensive income								575

Stock options exercised	10,000	117						117
Dividends on common shares, $.44 per share			(346)					(346)
Purchase of new shares and amortization of unearned compensation expense				(74)				(74)
ESOP shares earned					76			76

Balance, December 31, 2003	962,200	$6,130	$8,549	$(185)	$(229)	$(92)	$(2,266)	$11,907

See notes to consolidated financial statements.

Home City Financial Corporation – CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands)
	Year ended December 31,

	2003	2002

OPERATING ACTIVITIES
Net income	$649	$457
Items not requiring (providing) cash
Depreciation and amortization	231	231
Provision for loan losses	500	376
Amortization of premiums and discounts on securities	99	147
Deferred income taxes	(141)	53
Increase in cash surrender value of life insurance	(123)	(134)
Employee Stock Ownership Plan compensation expense	76	66
Recognition and Retention Plan compensation expense	(74)	67
Net realized gains on available-for-sale securities	(17)	(332)
Loss on disposal of fixed assets	0	18
FHLB stock dividends	(88)	(98)
Changes in
Interest receivable	22	71
Other assets	228	217
Interest payable and other liabilities	509	149

Net cash provided by operating activities	1,871	1,288

INVESTING ACTIVITIES
Net change in interest-bearing deposits	24	0
Purchases of available-for-sale securities	(3,152)	(18,077)
Proceeds from maturities of available-for-sale securities	2,275	2,362
Proceeds from the sales of available-for-sale securities	1,956	22,923
Net change in loans	403	(12,418)
Purchase of premises and equipment	(107)	(14)

Net cash provided by (used in) investing activities	1,399	(5,224)

FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	17,613	11,856
Net decrease in certificates of deposit	(12,810)	(9,140)
Proceeds from Federal Home Loan Bank advances	9,750	8,800
Repayment of Federal Home Loan Bank advances	(13,185)	(5,916)
Repayment of long-term debt	0	(307)
Proceeds from stock options exercised	117	0
Dividends paid	(346)	(345)
Net increase in advances from borrowers for taxes and insurance	3	39

Net cash provided by financing activities	1,142	4,987

Increase in Cash and Cash Equivalents	4,412	1,051
Cash and Cash Equivalents, Beginning of Year	6,061	5,010

Cash and Cash Equivalents, End of Year	$10,473	$6,061

Supplemental Cash Flows Information
Interest paid	$4,712	$5,564
Income taxes paid (net of refunds)	0	152

See notes to consolidated financial statements.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Home City Financial Corporation (“Company”) is a thrift holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Home City Federal Savings Bank of Springfield (“Bank”). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Clark County, Ohio. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Bank’s wholly-owned subsidiary, Homciti Service Corporation (“Service Corp.”), holds stock of the Bank’s data service provider in which it has a minority interest.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

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

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets are being amortized on the straight-line basis over periods ranging from 5 to 12.5 years. Such assets are periodically evaluated as to the recoverability of their carrying value.

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

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

	(Dollars in thousands)
	Year ended December 31,

	2003	2002

Net income, as reported	$649	$457
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	6	58

Pro forma net income	$643	$399

Earnings per share:
Basic – as reported	$0.87	$0.62

Basic – pro forma	$0.86	$0.54

Diluted – as reported	$0.85	$0.62

Diluted – pro forma	$0.84	$0.54

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

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SECURITIES

The amortized cost and approximate fair values of securities are as follows:

	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-Sale Securities
December 31, 2003
U.S. government agencies	$210	$1	$0	$211
Mortgage-backed securities	3,034	15	(14)	3,035
Other asset-backed securities	687	0	(5)	682
State and political subdivisions	388	16	0	404
Equity securities	909	0	(152)	757

Total	$5,228	$32	$(171)	$5,089

December 31, 2002
U.S. government agencies	$1,280	$10	$0	$1,290
Mortgage-backed securities	3,409	25	(2)	3,432
Other asset-backed securities	301	0	(2)	299
State and political subdivisions	489	10	0	499
Equity securities	910	0	(67)	843

Total	$6,389	$45	$(71)	$6,363

The amortized cost and fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in thousands)
	Amortized	Fair
	Cost	Value

Within one year	$103	$102
One to five years	107	109
Five to ten years	388	404

	598	615
Mortgage-backed securities	3,034	3,035
Other asset-backed securities	687	682
Equity securities	909	757

Totals	$5,228	$5,089

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $375,000 at December 31, 2003, and $399,000 at December 31, 2002.

Gross gains of $17,000 and $393,000 and gross losses of $0 and $61,000 resulting from sales of available-for-sale securities were realized for 2003 and 2002, respectively. The tax expense for net gains on security transactions for 2003 and 2002 was $6,000 and $113,000, respectively.

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2003, was $2,963,000 which is

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 58% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

Equity securities consist of two issues of Fannie Mae preferred stock. Management believes the declines in fair value for these securities are temporary based on accounting controversies surrounding a similar Government Sponsored Entity (GSE). To Management’s knowledge, no such accounting controversies have been attributed to Fannie Mae. Management’s conclusion regarding the declines in fair value for these securities is based on its evaluation of Fannie Mae stock performance and projections. Management believes that mortgage-backed and other asset-backed security declines in fair value are temporary based on available evidence of recent changes in market interest rates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	(Dollars in thousands)
	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-Sale Securities:
U.S. government agencies	$0	$0	$0	$0	$0	$0
Mortgaged-backed securities	1,446	12	77	2	1,523	14
Other asset-backed securities	682	5	0	0	682	5
State and political subdivisions	0	0	0	0	0	0
Equity securities	0	0	758	152	758	152

Total	$2,128	$17	$835	$154	$2,963	$171

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, include:

	(Dollars in thousands)
	2003	2002

Residential real estate
One- to four-family residential	$65,269	$63,429
Multi-family residential	6,700	7,359
Construction	5,681	4,137
Nonresidential real estate	31,510	33,132
Commercial	13,733	14,051
Consumer and other	6,338	7,398

Total loans	129,231	129,506
Less
Deferred loan fees	(393)	(453)
Undisbursed portion of loans	(1,331)	(1,135)
Allowance for loan losses	(995)	(503)

Net loans	$126,512	$127,415

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses was as follows:

	(Dollars in thousands)
	2003	2002

Balance, beginning of year	$503	$592
Provision charged to expense	500	376
Losses charged off, net of recoveries of $15,000 for 2003, and $25,000 for 2002	(8)	(465)

Balance, end of year	$995	$503

Impaired loans totaled $1,267,000 and $944,000 at December 31, 2003 and 2002. An allowance for loan losses of $167,000 and $37,000 relates to impaired loans of $589,000 and $177,000 at December 31, 2003 and 2002. At December 31, 2003 and 2002 impaired loans of $678,000 and $767,000 had no related allowance for loan losses.

Interest of $87,000 and $96,000 was recognized on average impaired loans of $1,276,000 and $976,000 for 2003 and 2002. Interest of $85,000 and $74,000 was recognized on impaired loans on a cash basis during 2003 and 2002.

At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled $346,000 and $250,000, respectively. Non-accruing loans at December 31, 2003 and 2002 were $197,000 and $173,000, respectively.

NOTE 4: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in thousands)
	2003	2002

Land	$806	830
Buildings and improvements	2,619	2,608
Equipment	1,629	1,560

	5,054	4,998
Less accumulated depreciation	(1,242)	(1,063)

Net premises and equipment	$3,812	$3,935

NOTE 5: GOODWILL, OTHER INTANGIBLE ASSETS AND DISCONTINUED OPERATIONS

During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. There was no material impact of the adoption on the financial statements.

On December 1, 2000, the Company’s new, wholly-owned subsidiary, Home City Insurance Agency, Inc. (HCIA), acquired the book of business and certain other assets of Rice Insurance Agency, Inc. (Rice Agency). The transaction was a business combination accounted for as a purchase.

As a result of the acquisition, the Company recorded identifiable intangible assets including a covenant not to compete valued at $313,000, trademark rights valued at $15,000, and computer software contracts valued at $15,000. The remaining value of the excess of the cost of the assets acquired over the fair value of its net assets was $70,000 and was recorded as goodwill.

Amortization expense for the years ended December 31, 2003 and 2002, was $0 and $31,000, respectively.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 27, 2002, the Company sold the insurance agency business and recognized a loss of $23,000. The purchaser assumed the note payable of $301,000. All goodwill and other intangibles have been written-off. Revenues of $0 and $442,000 are included in loss from discontinued operations in 2003 and 2002, respectively.

NOTE 6: INTEREST-BEARING DEPOSITS

Interest-bearing deposits in denominations of $100,000 or more were $12,806,000 on December 31, 2003, and $15,774,000 on December 31, 2002.

At December 31, 2003, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2004	$20,338
2005	13,078
2006	14,140
2007	2,751
2008	908

Total	$51,215

NOTE 7: FEDERAL HOME LOAN BANK ADVANCES

Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2003, are:

(Dollars in thousands)
2004	$412
2005	393
2006	946
2007	1,918
2008	2,234
Thereafter	28,861

$34,764

The Federal Home Loan Bank advances are secured by mortgage loans totaling $48,701,000 at December 31, 2003. Advances, at interest rates from 3.05 percent to 8.35 percent are subject to restrictions or penalties in the event of prepayment.

The Bank has unused letters of credit with the Federal Home Loan Bank aggregating $1,310,000 expiring at various dates from March 9, 2004, through December 7, 2004.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAXES

The provision for income taxes includes these components at December 31:

	(Dollars in thousands)
	2003	2002
Taxes currently payable	$405	$100
Deferred income taxes	(141)	53

Income tax expense from continuing operations	$264	$153

A reconciliation of income tax expense from continuing operations at the statutory rate to the Company’s actual income tax expense from continuing operations is shown below:

	(Dollars in thousands)
	2003	2002
Computed at the statutory rate (34%)	$310	$224
Increase (decrease) resulting from
Tax exempt interest	(6)	(12)
Cash surrender value of life insurance	(42)	(44)
Nondeductible expenses	3	1
Other	(1)	(16)

Actual tax expense from continuing operations	$264	$153

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2003	2002
Deferred tax assets
Allowance for loan losses	$338	$171
Employee benefits	140	127
Nonaccrual loan interest	1	1
Other	41	42
Unrealized losses on available-for-sale securities	48	9

	568	350

Deferred tax liabilities
Depreciation	(87)	(62)
Federal Home Loan Bank stock dividend	(238)	(208)
Deferred loan fees	(53)	(72)

	(378)	(342)

Net deferred tax asset	$190	$8

Retained earnings at December 31, 2003 and 2002, include approximately $1,084,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $368,000 at December 31, 2003 and 2002.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	(Dollars in thousands)
	2003	2002
Unrealized gains (losses) on securities available for sale	$(95)	$135
Reclassification for realized amount included in income	17	332

Other comprehensive loss, before tax effect	(112)	(197)
Tax benefit	38	67

Other comprehensive loss	$(74)	$(130)

NOTE 10: REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios are also presented in the table.

(Dollars in thousands)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total risk-based capital (to risk-weighted assets)	$12,644	12.0%	$8,414	8.0%	$10,518	10.0%
Tier I capital (to risk-weighted assets)	11,649	11.1	N/A	N/A	6,311	6.0
Tier I capital (to adjusted total assets)	11,649	7.7	6,077	4.0	7,596	5.0
Tangible capital (to adjusted tangible assets)	11,649	7.7	2,279	1.5	N/A	N/A
As of December 31, 2002
Total risk-based capital (to risk-weighted assets)	$11,166	10.4%	$8,950	8.0%	$11.188	10.0%
Tier I capital (to risk-weighted assets)	11,163	10.0	N/A	N/A	6,713	6.0
Tier I capital (to adjusted total assets)	11,163	7.4	6,001	4.0	7,501	5.0
Tangible capital (to adjusted tangible assets)	11,163	7.4	2,250	1.5	N/A	N/A

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2003, approximately $715,000 of retained earnings were available for dividend declaration without prior regulatory approval.

NOTE 11: RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with certain directors, executive officers, significant shareholders and their affiliates or associates (related parties). In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amount of loans, as defined, to such related parties were as follows:

(Dollars in thousands)
Balances, January 1, 2003	$1,915
New loans, including renewals	529
Payments, etc., including renewals	(670)

Balances, December 31, 2003	$1,774

Deposits from related parties held by the Bank at December 31, 2003 and 2002, totaled $1,257,000 and $1,116,000, respectively.

NOTE 12: EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company matching 75% of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for 2003 and 2002 were $32,000 and $43,000, respectively.

As part of the conversion of the Bank from the mutual form of ownership to the stock form of ownership in 1996, the Company established an ESOP covering substantially all employees of the Company and Bank. The ESOP acquired common shares of the Company at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, the common shares acquired by the ESOP were shown as a reduction of shareholders’ equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the shares when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP.

ESOP expense for the years ended December 31, 2003 and 2002, was $76,000 and $66,000.

	(Dollars in thousands)
	2003	2002
Allocated shares	51,914	42,465
Shares released for allocation	9,449	9,449
Unearned shares	26,510	35,959

Total ESOP shares	87,873	87,873

Fair value of unearned shares at December 31	$457,000	$421,000

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 38,088 common shares of the Company to members of the Board of Directors and management. At December 31, 2003, 37,706 shares had been awarded, of which 914 had been forfeited. Common shares awarded under the RRP vest ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $20,000 and $67,000 for 2003 and 2002, respectively.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: STOCK OPTION PLAN

The Company has a fixed option plan under which the Company may grant options that vest over five years to directors and selected employees for up to 131,422 common shares. The exercise price of each option is intended to equal the fair value of the Company’s shares on the date of grant. An option’s maximum term is ten years.

At December 31, 2003, the weighted average remaining contractual life of all options was 5.4 years. A summary of the status of the plan at December 31, 2003 and 2002, and changes during the years then ended is presented below:

	At December 31, 2003		At December 31, 2002
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	95,935	$11.70	98,565	$11.70
Granted	34,571	13.51	0
Exercised	(10,000)	11.70	0
Forfeited	0		(2,630)	11.70
Expired	0		0

Outstanding, end of year	120,506	12.22	95,935	11.70

Options exercisable, end of year	85,935	11.70	95,935	11.70

The fair value of options granted is estimated on the date of grant using an option-pricing model with weighted-average assumptions of 3.90% dividend yield, 19% volatility factor of expected market price of common stock, 2% risk-free interest rate, 10 year expected life of options. The weighted-average fair value of options granted during the year was $1.48.

The following table summarizes information about stock options under the plan outstanding at December 31, 2003:

	Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$11.70 to $13.175	117,506	5.29	$12.10	85,935	$11.70
$17.03	3,000	9.98	$17.03	0	N/A

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows (Dollars in thousands, except per share data):

	Year Ended December 31, 2003
	Income	Weighted-Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations available to common shareholders	$649	750,362	$0.87

Effect of dilutive securities
Stock options and awards	0	16,495

Diluted earnings per share
Income from continuing operations available to common shareholders and assumed conversions	$649	766,857	$0.85

Stock Awards and options to purchase 7,500 shares of common stock between the prices of $17.03 and $17.25 per share were outstanding at December 31, 2003, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Year Ended December 31, 2002
	Income	Weighted-Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations available to common shareholders	$505	741,229	$0.68

Effect of dilutive securities
Stock options and awards	0	0

Diluted earnings per share
Income from continuing operations available to common shareholders and assumed conversions	$505	741,229	$.068

Options to purchase 95,935 shares of common stock at $11.70 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTSENTS

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

(Dollars in thousands)

	At December 31, 2003		At December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$10,473	$10,473	$6,061	$6,061
Interest-bearing deposits	0	0	24	24
Available-for-sale securities	5,089	5,089	6,363	6,363
Loans, net	126,512	134,747	127,415	133,767
Federal Home Loan Bank stock	2,265	2,265	2,177	2,177
Cash surrender value of life insurance	2,952	2,952	2,829	2,829
Interest receivable	578	578	600	600
Financial liabilities
Deposits	103,922	105,422	99,119	100,746
Federal Home Loan Bank advances	34,764	37,022	38,199	40,877
Interest payable	183	183	212	212

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2003 and 2002. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2003 and 2002, applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2003 and 2002, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: COMMITMENTS AND CREDIT RISK

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2003 and 2002, the Bank had outstanding commitments to originate loans aggregating approximately $1,469,000 and $1,041,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $755,000 and $603,000 at December 31, 2003 and 2002, respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $86,000 and $500,000 at December 31, 2003 and 2002, respectively, with varying terms.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2003, the Bank had granted unused lines of credit to borrowers aggregating approximately $4,931,000 and $3,252,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2002, the bank had granted unused lines of credit to borrowers aggregating approximately $5,483,000 and $3,757,000 for commercial lines and open-end consumer lines, respectively.

At December 31, 2003, approximately $7,852,000 and $793,000 were on deposit at Great Lakes Bankers Bank and Fifth Third Bank, respectively. At December 31, 2002, approximately $1,879,000 and $928,000 were on deposit at Great Lakes Bankers Bank and Fifth Third Bank, respectively.

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY )

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	(Dollars in thousands)
	2003	2002
Assets
Cash	$259	$216
Investment in common stock of subsidiary Bank	11,539	11,145
Investment in insurance agency	0	37
Advances to subsidiaries	1	109
Other assets	108	52

Total assets	$11,907	$11,559

Shareholders’ Equity	$11,907	$11,559

Condensed Statements of Income

	(Dollars in thousands)
	2003	2002
Income
Dividends from subsidiary Bank	$220	$330
Interest income	29	36

Total income	249	366

Expenses
Other expenses	116	119

Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	133	247
Income Tax Benefit	(29)	(28)

Income Before Equity in Undistributed Income of Subsidiaries	162	275
Equity in Undistributed Income of Subsidiaries	487	182

Net Income	$649	$457

Home City Financial Corporation – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	(Dollars in thousands)
	2003	2002
Operating Activities
Net income	$649	$457
Items not requiring (providing) cash	(485)	38

Net cash provided by operating activities	164	495

Investing Activities — advances to subsidiaries	108	(74)

Financing Activities
Cash dividends paid	(346)	(345)
Proceeds from stock options exercised	117	0

Net cash used in financing activities	(229)	(345)

Net Change in Cash and Cash Equivalents	43	76
Cash and Cash Equivalents at Beginning of Year	216	140

Cash and Cash Equivalents at End of Year	$259	$216

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize selected quarterly results of operations without adjustment for discontinued operations for 2003 and 2002.

	(Dollars in thousands, except per share data)
December 31, 2003	March	June	September	December
Interest and dividend income	$2,349	$2,302	$2,301	$2,219
Interest expense	1,249	1,156	1,133	1,116
Net interest income	1,100	1,146	1,168	1,103
Provision for loan losses	90	110	200	100
Noninterest income	89	67	46	52
Noninterest expense	842	867	798	851
Income tax expense	90	55	66	53
Net income	167	181	150	151
Earnings per share
Basic	0.22	0.24	0.20	0.20
Diluted	0.22	0.24	0.20	0.19
Dividends per share	0.11	0.11	0.11	0.11

December 31, 2002	March	June	September	December
Interest and dividend income	$2,465	$2,507	$2,386	$2,422
Interest expense	1,570	1,528	1,487	1,408
Net interest income	895	979	899	1,014
Provision for loan losses	13	236	52	75
Noninterest income	169	435	236	276
Noninterest expense	999	1,006	955	981
Income tax expense	(13)	33	1	108
Net income	65	139	127	126
Earnings per share
Basic	0.09	0.19	0.17	0.17
Diluted	0.09	0.19	0.17	0.17
Dividends per share	0.11	0.11	0.11	0.11

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On November 14, 2002, HCFC dismissed Dixon, Francis, Davis & Company (“DFD”) as its independent certified public accountants retained to audit HCFC’s financial statements and retained BKD as its new independent certified public accountants. The dismissal of DFD and the retention of BKD were approved by the Audit Committee and the full Board of Directors of HCFC.

     The Board of Directors’ decision to engage BKD was based on the breadth of experience of BKD serving public companies and the service that BKD can provide to HCFC. DFD’s reports on the consolidated financial statements of HCFC for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years and the interim period through September 30, 2002, there have not been any disagreements between HCFC and DFD on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure.

ITEM 8A. Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer have reviewed, as of December 31, 2003, the effectiveness of HCFC’s disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that its disclosure controls and procedures were effective. There were no significant changes in HCFC’s internal controls over financial reporting that occurred during HCFC’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, HCFC’s internal control over financial reporting.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act of the Registrant

     The information set forth under the caption “ELECTION OF DIRECTORS” and “SECTION 16 (a) – BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Definitive Proxy Statement of the Corporation dated March 26, 2004, filed with the United States Securities and Exchange Commission (the “Proxy Statement”) is incorporated by reference herein.

     HCFC has adopted a Code of Ethics that applies to all directors, executive officers and employees of HCFC and its subsidiaries. The Code of Ethics has been posted to HCFC’s website at www.homecityfederal.com. Any amendment to or waiver of the Code of Ethics will be posted on such website.

     The Board of Directors expects all directors to make every effort to attend meetings of the shareholders of HCFC. All written communications addressed to an individual director at the address of HCFC or one of the offices of a subsidiary of HCFC will be forwarded directly to the director. All written communications addressed to the Board of Directors at the address of HCFC or one of the offices of a subsidiary of HCFC will be presented to the full Board of Directors at a meeting of the Board of Directors.

     The Board of Directors of HCFC has determined that none of its directors is an “audit committee financial expert” as defined in 17 C.F.R. Section 228.401(e). The Board of Directors intends to find an individual who would meet that definition and agree to serve on the HCFC Board of Directors, as well as satisfy the listing standards of The Nasdaq Stock Market and fulfill other needs of the Board of Directors, but it has not yet identified a suitable candidate.

ITEM 10. Executive Compensation

     The information set forth under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” of the Definitive Proxy Statement is incorporated by reference herein.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption “VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Definitive Proxy Statement is incorporated by reference herein.

Equity Compensation Plan Information

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	120,506	$12.22	2,212 (1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	120,506	$12.22	2,212 (1)

(1)	Of the 2,212 shares, 916 remain available for awards of options and 1,296 remain available for awards under the Home City Financial Corporation Recognition and Retention Plan, which may purchase the shares on the open market rather than from unissued shares of HCFC.

ITEM 12. Certain Relationships and Related Transactions and Related Stockholder Matters

     The information set forth under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS - Certain Transactions with Home City” of the Definitive Proxy Statement is incorporated by reference herein.

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Articles of Incorporation (Incorporated by reference)

	3.2	Code of Regulations (Incorporated by reference)

	10.1	Employment Agreement with Mr. Ulery (Incorporated by reference)

	10.2	Employment Agreement with Mr. Stapleton

	10.3	Home City Financial Corporation 1997 Stock Option and Incentive Plan (Incorporated by reference)

	10.4	Home City Financial Corporation Recognition and Retention Plan and Trust Agreement (Incorporated by reference)

	10.5	Deferred Compensation Plan

	10.6	Asset Sale And Purchase Agreement (Incorporated by reference)

	21	Subsidiaries

	31.1	Rule 13a-14(a)/15d-14(a) Certification: CEO

	31.2	Rule 13a-14(a)/15d-14(a) Certification: CFO

	32	Section 1350 Certification

	99.1	Proxy Statement (Incorporated by reference)

	99.2	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b	)	Reports on Form 8-K

A Form 8-K was filed for the event on October 28, 2003, regarding the issuance of a News Release announcing financial results for the third quarter of 2003.

ITEM 14. Principal Accountant Fees and Services

     The following table presents fees paid by the Company to DFD and BKD for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and December 31, 2002, and fees billed for other services rendered by DFD and BKD during those periods.

	Year ended	Year ended
Type of fees	December 31, 2003	December 31, 2002
Audit fees (1)	$60,600	$99,346
Audit related fees (2)	5,785	9,310
Tax fees (3)	6,595	—
All other fees (4)	6,805	2,714

(1)	Consists of fees for professional services for the audit of HCFC’s annual financial statements and review of financial statements included in HCFC’s Forms 10-QSB, and services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Consists of fees for consultation concerning financial accounting and reporting standards related to the performance of the audit or review of HCFC’s financial statements.

(3)	Consists of fees for professional services with respect to tax compliance and tax planning.

(4)	Consists of fees for organizational assessment in 2003 and design of accounting systems in 2002.

     The Audit Committee of HCFC pre-approves all services provided to HCFC by its auditors, and all services provided to HCFC described in this Item 14 were so pre-approved.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME CITY FINANCIAL CORPORATION

/s/ J. William Stapleton

J. William Stapleton
Chief Executive Officer and
Chief Operating Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Glenn W. Collier	/s/ John D. Conroy

Glenn W. Collier	John D. Conroy
Director	Chairman of the Board

March 24, 2004	March 24, 2004

Date	Date

/s/ James Foreman	/s/ Terry A. Hoppes

James Foreman	Terry A. Hoppes
Director	Director

March 24, 2004	March 24, 2004

Date	Date

/s/ J. William Stapleton	/s/ Charles A. Mihal

J. William Stapleton	Charles A. Mihal
Director	Treasurer and Chief Financial Officer
Chief Executive Officer	(and principal accounting officer)
and Chief Operating Officer

March 24, 2004	March 24, 2004

Date	Date

/s/ Douglas L. Ulery

Douglas L. Ulery
Director
President

March 24, 2004

Date

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 1997 (the “March 24, 1997, 10-QSB”), Exhibit 3(I).

3.2	Code of Regulations of Home City Financial Corporation	Incorporated by reference to the definitive proxy statement of the registrant filed on March 24, 2003, Exhibit A

10.1	Employment Agreement with Mr. Ulery	Incorporated by reference to the December 31, 2002, 10-KSB, Exhibit 10.1

10.2	Employment Agreement with Mr. Stapleton

10.3	Home City Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s 1997 Definitive Proxy Statement dated September 19, 1997, Exhibit A

10.4	Home City Financial Corporation Recognition and Retention Plan and Trust Agreement	Incorporated by reference to the Registrant’s 1997 Definitive Proxy Statement dated September 19, 1997, Exhibit B

10.5	Deferred Compensation Plan

10.6	Asset Sale And Purchase Agreement	Incorporated by reference to Form 8-K filed by Registrant on December 1, 2000, Exhibit 2

21	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification: CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification: CFO

32	Section 1350 Certification

91.1	Proxy Statement	Incorporated by reference to the definitive Proxy Statement of the Registrant for the 2004 Annual Meeting of Shareholders of Home City Financial Corporation, filed with the Securities and Exchange Commission.

99.2	Safe Harbor Under the Private Securities Litigation Reform Act of 1995