Form 10QSB
period 2004-03-31
HOME CITY FINANCIAL CORP
filed 2004-05-13
CIK 1022103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 2004

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

                                       N/A
                                       ---
                          (FORMER ADDRESS LAST REPORT)

As of April 30, 2004, 824,316 common shares of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Format (Check one): Yes [ ] No [X]

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX

                                                                                Page Number
                                                                                -----------
PART I  FINANCIAL INFORMATION

        ITEM
          1.   Financial Statements (Unaudited)

               Condensed consolidated balance sheets --                               3
               March 31, 2004, and December 31, 2003

               Condensed  consolidated statements of income --                        4
               March 31, 2004, and December 31, 2003

               Condensed  consolidated statement of changes in                        5
               shareholders' equity --Three months ended March 31, 2004

               Condensed  consolidated statements of cash flows --                    6
               Three months ended March 31, 2004 and 2003

               Notes to condensed consolidated financial statements                   7
               March 31, 2004, and December 31, 2003

          2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             11

          3.   Controls and Procedures                                               16

PART II OTHER INFORMATION

        ITEM
          1.   Legal Proceedings                                                     17

          2.   Changes in Securities and Small Business Issuer Purchaes of
               Equity Securities                                                     17

          3.   Defaults upon Senior Securities                                       17

          4.   Submission of Matters to a Vote of Security Holders                   17

          5.   Other Information                                                     17

          6.   Exhibits and Reports on Form 8-K                                      17

Signatures                                                                           18

Certifications                                                                  19 - 25

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              (Dollars in
                                                                               thousands)
                                                                              (Unaudited)
                                                                              At March 31,  At December 31,
                                                                                  2004            2003
                                                                              -----------     -----------
ASSETS
Cash and cash equivalents
    Cash and due from banks                                                   $       999     $     1,035
    Interest-bearing demand deposits                                                2,348           1,876
    Federal funds sold                                                              9,071           7,562
                                                                              -----------     -----------
        Cash and cash equivalents                                                  12,418          10,473
Available-for-sale securities                                                       4,950           5,089
Loans, net of allowance for loan losses of $1,023 and $995
         at March 31, 2004 and December 31, 2003                                  126,611         126,512
Premises and equipment                                                              3,765           3,812
Federal Home Loan Bank stock                                                        2,288           2,265
Interest receivable                                                                   580             578
Cash surrender value of life insurance                                              2,980           2,952
Other                                                                                 409             103
                                                                              -----------     -----------
               TOTAL ASSETS                                                   $   154,001     $   151,784
                                                                              ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
       Demand                                                                 $     6,486     $     5,352
       Savings, NOW and money market                                               47,090          47,355
       Time                                                                        52,505          51,215
                                                                              -----------     -----------
               Total Deposits                                                     106,081         103,922
                                                                              -----------     -----------
Federal Home Loan Bank advances                                                    34,663          34,764

Interest payable and other liabilities                                                987           1,191
                                                                              -----------     -----------

               TOTAL LIABILITIES                                                  141,731         139,877

SHAREHOLDERS' EQUITY

Preferred shares, no par value: authorized 1,000,000 shares; none issued                0               0
Common shares, no par value: authorized 5,000,000 shares;
    shares issued -  981,913 and 962,200 shares                                         0               0
Additional paid-in capital                                                          6,272           6,130
Retained earnings                                                                   8,627           8,549
Unearned Recognition and Retention Plan (RRP) shares                                 (179)           (185)
Unearned Employee Stock Ownership Plan (ESOP) shares                                 (192)           (229)
Accumulated other comprehensive loss                                                  (99)            (92)
Treasury shares, at cost; 157,597 shares and 167,800 shares                        (2,159)         (2,266)
                                                                              -----------     -----------
               TOTAL SHAREHOLDERS' EQUITY                                          12,270          11,907
                                                                              -----------     -----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   154,001     $   151,784
                                                                              ===========     ===========

See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                    (Dollars in thousands)
                                                                 (Unaudited)       (Unaudited)
                                                               3 Months Ended     3 Months Ended
                                                                  March 31,         March 31,
                                                                  --------          ---------
                                                                    2004              2003
                                                                  --------          --------
INTEREST INCOME
Loans                                                             $  2,114          $  2,296
Securities                                                              35                28
Federal funds sold                                                      19                 3
Dividends on Federal Home Loan Bank stock                               22                21
Deposits with financial institutions                                     0                 1
                                                                  --------          --------
    TOTAL INTEREST INCOME                                            2,190             2,349
INTEREST EXPENSE
Deposits                                                               610               749
Borrowings                                                             484               500
                                                                  --------          --------
    TOTAL INTEREST EXPENSE                                           1,094             1,249
                                                                  --------          --------
    NET INTEREST INCOME                                              1,096             1,100
Provision for loan losses                                               50                90
                                                                  --------          --------
    NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                              1,046             1,010
NONINTEREST INCOME
Service charges on deposits                                              9                 9
Net realized gains on sales of available-for-sale securities             0                 6
Life insurance                                                          35                35
Other                                                                    8                39
                                                                  --------          --------
    TOTAL NONINTEREST INCOME                                            52                89
NONINTEREST EXPENSE
Salaries and employee benefits                                         469               405
Net occupancy expense                                                   71                84
Equipment expense                                                       57                56
Data processing fees                                                    58                59
Professional fees                                                       75                80
Franchise taxes                                                         38                38
Other                                                                   99               120
                                                                  --------          --------
    TOTAL NONINTEREST EXPENSE                                          867               842
                                                                  --------          --------
    NET INCOME BEFORE FEDERAL INCOME
        TAX EXPENSE                                                    231               257
Provision for income tax expense/(benefit)                              63                90
                                                                  --------          --------
    NET INCOME                                                    $    168          $    167
                                                                  ========          ========
Earnings per common share - basic                                 $   0.21          $   0.22
Earnings per common share - diluted                               $   0.21          $   0.22


See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                               Accumulated
                                             Additional                             Unearned      Other
                                              Paid-in     Retained     Unearned       ESOP     Comprehensive   Treasury
                                   Shares     Capital     Earnings   Compensation    Shares    Income (Loss)    Shares      Total
                                  --------   ----------   --------   ------------   --------   -------------   --------   ---------
Balance, January 1, 2004           962,200   $    6,130   $  8,549   $       (185)  $   (229)  $         (92)  $ (2,266)  $  11,907
   Comprehensive income
      Net income                                               168                                                              168
      Change in unrealized
         gain (loss) on
         securities
         available for
         sale, net of
         reclassification
         adjustment and
         tax effect                                                                                       (7)                    (7)
                                                                                                                          ---------
            Total comprehensive
               income                                                                                                           161
                                                                                                                          ---------
   Purchase of treasury
      shares (22,652)                                                                                              (384)       (384)
   Stock options exercised:
      From treasury (32,855)                       (107)                                                            491         384
      New issue                     19,713          231                                                                         231
   Amortization of unearned
      compensation expense                            2                         6                                                 8
   ESOP shares earned                                16                                   37                                     53
   Dividends on common
      shares, $.11 per share                                   (90)                                                             (90)
                                  --------   ----------   --------   ------------   --------   -------------   --------   ---------
Balance, March 31, 2004            981,913   $    6,272   $  8,627   $       (179)  $   (192)  $         (99)  $ (2,159)  $  12,270
                                  ========   ==========   ========   ============   ========   =============   ========   =========


See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         (Dollars in thousands)
                                                                                     (Unaudited)          (Unaudited)
                                                                                   3 Months ended        3 Months ended
                                                                                       March 31,            March 31,
                                                                                         2004                 2003
                                                                                      ----------           ----------
OPERATING ACTIVITIES
Net income                                                                            $      168           $      167
    Items not requiring (providing) cash
         Depreciation and amortization                                                        57                   59
         Provision for loan losses                                                            50                   90
         Amortization of premiums and discounts on securities                                 23                   31
         Deferred income taxes                                                               (96)                  (9)
         Increase in cash surrender value of life insurance                                  (28)                 (31)
         Employees Stock Ownership Plan compensation expense                                  37                   21
         Recognition and Retention Plan compensations expense                                  6                    2
         Net realized gains on available-for-sale securities                                   0                   (6)
         FHLB stock dividends                                                                (23)                 (22)
         Changes in
             Interest receivable                                                              (2)                  36
             Other assets                                                                   (306)                 (20)
             Interest payable and other liabilities                                         (137)                 (11)
                                                                                      ----------           ----------
                           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (251)                 307
                                                                                      ----------           ----------
INVESTING ACTIVITIES
         Purchase of available-for-sale securities                                          (750)              (1,157)
         Proceeds from payments and  maturities of securities available-for-sale             866                  581
         Proceeds from sales of available-for-sale securities                                  0                  819
         Net change in loans                                                                (149)                (584)
         Purchases of premises and equipment                                                 (10)                  (1)
                                                                                      ----------           ----------
                            NET CASH USED IN INVESTING ACTIVITIES                            (43)                (342)
                                                                                      ----------           ----------
FINANCING ACTIVITIES
        Net increase in demand deposits, money market, NOW and savings accounts              869               11,702
        Net increase (decrease) in certificates of deposit                                 1,290              (12,662)
        Proceeds from Federal Home Loan Bank advances                                          0                3,000
        Repayment of Federal Home Loan Bank advances                                        (101)                 (97)
        Dividends paid                                                                       (90)                 (84)
        Net increase in advances from borrowers for taxes and insurance                      (67)                 (59)
        Proceeds from stock options exercised - new                                          231                    0
        Proceeds from stock options exercised - from treasury                                491                    0
        Purchase of treasury shares                                                         (384)                   0
                                                                                      ----------           ----------
                            NET CASH PROVIDED IN FINANCING ACTIVITIES                      2,239                1,800
                                                                                      ----------           ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                      1,945                1,765
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            10,473                6,061
                                                                                      ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   12,418           $    7,826
                                                                                      ==========           ==========


See accompanying notes.

                         HOME CITY FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2004, AND DECEMBER 31, 2003

                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of March 31, 2004, and December 31, 2003, and the consolidated results of operations and the cash flows for the three months ended March 31, 2004 and 2003. Those adjustments consist only of normal recurring adjustments. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:


                                   (Dollars in thousands)
                                    Three         Three
                                    Months        Months
                                     Ended         Ended
                                   March 31,     March 31,
                                     2004          2003
                                  ----------    ----------
Balance, beginning of period      $      995    $      503
Provision for loan losses                 50            90
Charge-offs                              (24)           (3)
Recoveries                                 2            15
                                  ----------    ----------
Balance, end of period            $    1,023    $      605
                                  ==========    ==========


NOTE 3. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 2004, consisted of three short-term advances totaling $234,000 and seventeen long-term advances totaling $34.4 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                               (Dollars in thousands)
                             At March 31, 2004                        At December 31, 2003
                 ---------------------------------------    ---------------------------------------
                             Range of        Weighted-                  Range of        Weighted-
                             interest         average                   interest         average
                 Amount       rates        interest rate    Amount       rates        interest rate
                 -------    -----------    -------------    -------    -----------    -------------
Due within
 one year        $   234    8.30%-8.35%           8.34%     $    60       8.35%             8.35%

After one but
 within five
 years           $ 7,960    3.05%-7.28%           5.22%     $ 5,730    3.05%-8.35%          5.48%

After five
 years           $26,469    3.30%-6.84%           5.70%     $28,974    3.30%-6.84%          5.63%


NOTE 4. REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2004.


                                                           (Dollars in thousands)
                                                                               To be
                                                                        Categorized as "Well
                                                                         Capitalized" Under
                                                        For Capital      Prompt Corrective
                                        Actual       Adequacy Purposes   Action Provisions
                                  ----------------   -----------------  --------------------
                                  Amount     Ratio    Amount    Ratio    Amount      Ratio
                                  -------    -----   -------    ------  --------    --------
  Total Risk-Based Capital
     (To Risk-Weighted Assets)    $12,855    12.0%    $8,545    8.0%     $10,682     10.0%

  Tier I Capital
     (To Risk-Weighted Assets)    $11,832    11.1%       N/A     N/A     $ 6,409      6.0%

  Tier I Capital
       (To Total Assets)          $11,832     7.7%    $6,160    4.0%*    $ 7,699      5.0%

  Tangible Capital
       (To Total Assets)          $11,832     7.7%    $2,310    1.5%         N/A       N/A

* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 5. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP"), and stock options granted under the Stock Option Plan ("SOP"). For the three months ended March 31, 2004, stock options totaling 7,500 shares of common stock were not considered in computing EPS as they were anti-dilutive. For the three months ended March 31, 2003, there were no anti-dilutive stock options. Unearned ESOP shares and RRP shares which have not vested have been excluded from the computation of average shares outstanding. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.


                                                      For the Three Months Ended
                                                             March 31, 2004
                                                --------------------------------------
                                                                 Weighted-
                                                                  average         Per
                                                  Income           Shares        Share
                                                (Numerator)    (Denominator)    Amount
                                                -----------    -------------    ------
Basic EPS
   Income available to common shareholders      $   167,983          781,770    $ 0.21
   Effective of dilutive securities
   Stock options                                          0           19,923
                                                -----------    -------------
Diluted EPS
   Income available to common shareholders +
   assumed conversions                          $   167,983          801,693    $ 0.21


                                                      For the Three Months Ended
                                                             March 31, 2003
                                                --------------------------------------
                                                                 Weighted-
                                                                  average         Per
                                                  Income           Shares        Share
                                                (Numerator)    (Denominator)    Amount
                                                -----------    -------------    ------
Basic EPS
   Income available to common shareholders      $   167,009          752,251    $ 0.22
   Effective of dilutive securities
   Stock options                                          0            6,308
                                                -----------    -------------
Diluted EPS
   Income available to common shareholders +
   assumed conversions                          $   167,009          758,559    $ 0.22

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


                                                       (Dollars in thousands except
                                                            per share amounts)
                                                       For the Three Months ended
                                                                March 31
                                                       --------------------------
                                                          2004             2003
                                                       ----------       ----------
Net income, as reported                                $      168       $      167
Less:  Total stock-based employee compensation
       cost determined under the fair value based
       method, net of income taxes                             (2)              (0)
                                                       ----------       ----------

Pro forma net income                                   $      166       $      167
                                                       ==========       ==========

Earnings per share:
       Basic - as reported                             $     0.21       $     0.22
                                                       ==========       ==========
       Basic - pro forma                               $     0.21       $     0.22
                                                       ==========       ==========
       Diluted - as reported                           $     0.21       $     0.22
                                                       ==========       ==========
       Diluted - pro forma                             $     0.21       $     0.22
                                                       ==========       ==========


NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB (Financial Accounting Standards Board) revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is an amendment of FASB Statements No. 87, 88 and 106. There was no material impact of the adoption on the financial statements.

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

CRITICAL ACCOUNTING POLICIES

      The accounting and reporting policies of Home City are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Home City's significant accounting policies are described in detail in the notes to Home City's consolidated financial statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of Home City's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

CHANGES IN FINANCIAL CONDITION

      At March 31, 2004, the consolidated assets of the Company totaled $154.0 million, an increase of $2.2 million, or 1.46%, from $151.8 million at December 31, 2003. The increase in total assets was primarily the result of a $1.9 million increase in cash and cash equivalents and a $306,000 increase in other assets, funded by a $2.2 million increase in deposits.

      Net loans receivable increased by $99,000, or 0.08%, to $126.6 million at March 31, 2004, compared to $126.5 million at December 31, 2003, reflecting diminished loan activity.

..
      Total cash and cash equivalents increased by $1.9 million during the first quarter of 2004. This represented a temporary influx of undeployed liquidity. Interest bearing demand deposits totaled $2.3 million, an increase of $472,000, or 25.16%, from $1.9 million at December 31, 2003. Federal funds increased by $1.5 million, or 19.96%, to $9.1 million from $7.6 million at December 31, 2003.

      Available-for-sale securities decreased $139,000, or 2.73%, from $5.1 million at December 31, 2003, to $5.0 million at March 31, 2004, with very little activity in the portfolio for the quarter.

      Deposit balances increased $2.2 million, or 2.08%, from $103.9 million at December 31, 2003, to $106.1 million at March 31, 2004. Demand deposits increased $1.1 million and time deposits increased $1.3 million while savings, NOW and money market deposits decreased $265,000.

      Advances from the FHLB decreased $101,000, or 0.29%, from $34.8 million at December 31, 2003, to $34.7 million at March 31, 2004.

      Total shareholders' equity increased $363,000, or 3.05%, from December 31, 2003, to March 31, 2004. This increase was primarily the result of the $168,000 of first quarter 2004 income together with a $7,000 increase in accumulated other comprehensive loss, and increases of $231,000 generated from the exercise of stock options, $53,000 from ESOP shares earned and the $8,000 of amortization from unearned compensation expense, partially offset by the $90,000 cash dividend payment.

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

      OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2004, the Bank's regulatory liquidity ratio was 16.30%. At such date, the Bank had commitments to originate loans totaling $13.0 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

      The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at March 31, 2004.

      On February 23, 2004, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 8, 2004, which was paid on March 15, 2004.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

      GENERAL. Net income increased $1,000, or 0.60%, from $167,000 for the three months ended March 31, 2003, to $168,000 for the three months ended March 31, 2004. The increase was comprised of $4,000 less in net interest income, an increase of $25,000 in noninterest expense, a decrease of $40,000 in the provision for loan losses, a $37,000 decrease in noninterest income and a decrease of $27,000 in the provision for federal income tax expense.

      INTEREST INCOME. The $5.7 million increase in average earning assets was offset by a 70 basis point decrease in yields resulting in a decrease in interest income of $159,000, or 6.77%, for the three months ended March 31, 2004, compared to the same period in 2003. The decrease in yields caused a decline of $162,000 in interest income, which was slightly offset by the $3,000 which resulted from the increase in the amount of average interest-earning assets.

      INTEREST EXPENSE. Interest expense on deposit liabilities decreased $139,000, or 18.56%, for the three months ended March 31, 2004, as compared to the same period in 2003. Total average deposits decreased by $7.2 million comparing the quarters ended March 31, 2004 and 2003, and the average interest rate paid on interest-bearing deposits decreased by 80 basis points from 3.27% for the three months ended March 31, 2003, to 2.47% for the same period in 2004. The average balance of FHLB advances decreased from $38.7 million for the three-month period ended March 31, 2003, to $34.7 million for the same period in 2004 and, offset by a 42 basis point increase in rates paid, resulted in a decrease in interest on FHLB advances of $16,000 for the three months ended March 31, 2004, compared to the same period in 2003.

      PROVISION FOR LOAN LOSSES. The provision for loan losses was $50,000, and there were $22,000 in net charge-offs during the three months ended March 31, 2004, compared to a $90,000 provision and $12,000 of net recoveries during the three months ended March 31, 2003. The provision was decreased based upon the results of the ongoing loan reviews, the composition of the loan portfolio and management's analysis of economic conditions.

      NONINTEREST INCOME. Noninterest income decreased by $37,000 for the three months ended March 31, 2004, compared to the same period in 2003. $31,000 of the decrease was primarily the result of the reduction of income from other miscellaneous income factors while a $6,000 decrease in net realized gains on sales of available-for-sale securities, comprised the remainder of the decrease.

      NONINTEREST EXPENSE. Noninterest expense increased $25,000, or 2.97%, to $867,000 for the three months ended March 31, 2004, from $842,000 in the comparable period in 2003. Of this increase, $64,000 was attributable to an increase in salaries and employee benefits expense in 2004, reflecting staff additions in compliance and lending functions. Net occupancy expense decreased $13,000 and other miscellaneous expense decreased $21,000 partially offsetting the increased staffing expense. The annualized ratio of noninterest expense to average total assets was 2.27% and 2.24% for the three months ended March 31, 2004 and 2003, respectively.

      INCOME TAXES. The provision for income taxes decreased $27,000 for the three months ended March 31, 2004, compared to the same period in 2003, primarily as a result of the $26,000 decrease in net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter.

ITEM 3.

CONTROLS AND PROCEDURES




The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of March 31, 2004. There was no change in the registrant's internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting..

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

      None

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      PURCHASES OF EQUITY SECURITIES

                                                                       Total Number of           Maximum Number
                                  Total Number         Average         Shares Purchased        of Shares that May
                                   of Shares         Price Paid      as Part of Publicly        Yet Be Purchased
          Period                   Purchased         Per Share         Announced Plans           Under the Plans
         -------                   ---------         ----------        ---------------           ---------------
January 1-31, 2004                  22,652 (a)         $16.97                N/A                       N/A

February 1-29, 2004                      0                  0                N/A                       N/A

March 1-31, 2004                         0                  0                N/A                       N/A
                                   -------                                 -------                   -------

Total                               22,652                                   N/A                       N/A
                                   =======                                 =======                   =======

(a) Shares surrendered by Douglas L. Ulery, President of HCFC, in payment of the exercise price of stock options.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 28, 2004, the Corporation held its Annual Meeting of
Shareholders.

      Each of the five directors nominated were elected to terms expiring in 2005 by the following votes:

      Glenn W. Collier        For:  685,102     Withheld:    3,750      Broker Non-votes     0
      John D. Conroy          For:  681,030     Withheld:    7,822      Broker Non-votes     0
      James M. Foreman        For:  683,119     Withheld:    5,733      Broker Non-votes     0
      Terry A. Hoppes         For:  685,102     Withheld:    3,750      Broker Non-votes     0
      J. William Stapleton    For:  681,030     Withheld:    7,822      Broker Non-votes     0


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

            1.    Exhibit 31.1:     Rule 13a-14(a)/15d-14(a) Certification.

            2.    Exhibit 31.2:     Rule 13a-14(a)/15d-14(a) Certification.

            3.    Exhibit 32:       Certification Pursuant to 18 U.S.C. Section
                                    1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            4.    Exhibit 99.1:     Safe Harbor Under the Private Securities
                                    Litigation Reform Act of 1995.

      (b) A Form 8-K was filed for the event on February 2, 2004, regarding the issuance of a News Release announcing financial results for the fourth quarter and year 2003.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOME CITY FINANCIAL CORPORATION



Date:       May 13, 2004            /s/ J. William Stapleton
                                    --------------------------------------
                                    J. William Stapleton
                                    President, Chief Executive Officer and
                                    Chief Operating Officer



Date:       May 13, 2004            /s/ Charles A. Mihal
                                    --------------------------------------
                                    Charles A. Mihal
                                    Treasurer and Chief Financial Officer