Form 10QSB
period 2004-06-30
HOME CITY FINANCIAL CORP
filed 2004-08-10
CIK 1022103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED JUNE 30, 2004

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

                                 (937) 390-0470
                           --------------------------
                           (ISSUER'S TELEPHONE NUMBER)

                                       N/A
                          ----------------------------
                          (FORMER ADDRESS LAST REPORT)


As of August 2, 2004, 824,316 common shares of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Format (Check one):   Yes        No  X
                                                      ---       ---

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX


                    ========================================


                                                                    Page Number

PART I FINANCIAL INFORMATION

      ITEM
       1.   Financial Statements (Unaudited)

            Condensed consolidated balance sheets --                        3
            June 30, 2004, and December 31, 2003

            Condensed consolidated statements of income -- Six months       4
            and three months ended June 30, 2004 and 2003

            Condensed consolidated statement of changes in                  5
            shareholders' equity --Six months ended June 30, 2004

            Condensed consolidated statements of cash flows --              6
            Six months ended June 30, 2004 and 2003

            Notes to condensed consolidated financial statements            7

       2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12

       3.   Controls and Procedures                                        17

PART II  OTHER INFORMATION

      ITEM
       1.   Legal Proceedings                                             18

       2.   Changes in Securities and Use of Proceeds                     18

       3.   Defaults upon Senior Securities                               18

       4.   Submission of Matters to a Vote of Security Holders           18

       5.   Other Information                                             18

       6.   Exhibits and Reports on Form 8-K                              18

Signatures                                                                19

Certifications                                                       20 & 21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

                                                                                 (Dollars in thousands)
                                                                             (Unaudited)
                                                                               At June       At December
                                                                                 30,             31,
                                                                                2004            2003
                                                                              ---------       ---------
ASSETS
Cash and cash equivalents

         Cash and due from banks                                              $   1,009       $   1,035
         Interest-bearing demand deposits                                         3,344           1,876
         Federal funds sold                                                       2,658           7,562
                                                                              ---------       ---------
                  Cash and cash equivalents                                       7,011          10,473

Available-for-sale securities                                                    10,289           5,089
Loans, net of allowance for loan losses of $792 and $995
         at June 30, 2004 and December 31, 2003                                 125,643         126,512
Premises and equipment                                                            3,707           3,812
Federal Home Loan Bank stock                                                      2,311           2,265
Interest receivable                                                                 559             578
Cash surrender value of life insurance                                            3,008           2,952
Other                                                                               731             103
                                                                              ---------       ---------
               TOTAL ASSETS                                                   $ 153,259       $ 151,784
                                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
       Demand                                                                 $   5,787       $   5,352
       Savings, NOW and money market                                             48,238          47,355
       Time                                                                      51,312          51,215
                                                                              ---------       ---------
               Total Deposits                                                   105,337         103,922
                                                                              ---------       ---------

Federal Home Loan Bank advances                                                  34,560          34,764
Interest payable and other liabilities                                              977           1,191
                                                                              ---------       ---------

               TOTAL LIABILITIES                                                140,874         139,877

SHAREHOLDERS' EQUITY
Preferred shares, no par value: authorized 1,000,000 shares; none issued            -0-             -0-
Common shares, no par value: authorized 5,000,000 shares;
         shares issued - 981,913 and 962,200                                        -0-             -0-
Additional paid-in capital                                                        6,289           6,130
Retained earnings                                                                 8,717           8,549
Unearned Recognition and Retention Plan (RRP) shares                               (160)           (185)
Unearned Employee Stock Ownership Plan (ESOP) shares                               (164)           (229)
Accumulated other comprehensive loss                                               (138)            (92)
Treasury shares, at cost; 157,597 shares and 167,800 shares                      (2,159)         (2,266)
                                                                              ---------       ---------
               TOTAL SHAREHOLDERS' EQUITY                                        12,385          11,907
                                                                              ---------       ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 153,259       $ 151,784
                                                                              =========       =========


        See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                             (Dollars in thousands)                (Dollars in thousands)
                                                         (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)
                                                       3 Months Ended      3 Months Ended     6 Months Ended     6 Months Ended
                                                       June 30, 2004       June 30, 2003      June 30, 2004      June 30, 2003
                                                       --------------      --------------     --------------     --------------
INTEREST INCOME
Loans                                                      $2,079              $2,241              $4,193              $4,537
Securities                                                     39                  37                  74                  65
Federal funds sold                                             18                   1                  37                   4
Dividends on Federal Home Loan Bank stock                      23                  22                  45                  43
Deposits with financial institutions                            0                   1                   0                   2
                                                           ------              ------              ------              ------

         TOTAL INTEREST INCOME                              2,159               2,302               4,349               4,651

INTEREST EXPENSE
Deposits                                                      602                 661               1,212               1,410
Borrowings                                                    482                 495                 966                 995
                                                           ------              ------              ------              ------

         TOTAL INTEREST EXPENSE                             1,084               1,156               2,178               2,405
                                                           ------              ------              ------              ------

         NET INTEREST INCOME                                1,075               1,146               2,171               2,246
Provision for loan losses                                      50                 110                 100                 200
                                                           ------              ------              ------              ------

         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                          1,025               1,036               2,071               2,046

NONINTEREST INCOME
Service charges on deposits                                    10                  10                  20                  19
Net realized gains on sales of available-for-
     sale securities                                            5                  11                   5                  17
Life insurance                                                 34                  35                  69                  70
Other                                                           0                  11                   7                  50
                                                           ------              ------              ------              ------

         TOTAL NONINTEREST INCOME                              49                  67                 101                 156

NONINTEREST EXPENSE
Salaries and employee benefits                                425                 399                 894                 804
Net occupancy expense                                          71                 109                 142                 193
Equipment expense                                              55                  49                 112                 105
Data processing fees                                           56                  53                 114                 112
Professional fees                                              65                 118                 140                 198
Franchise taxes                                                37                  37                  75                  75
Other                                                         109                 102                 208                 222
                                                           ------              ------              ------              ------

         TOTAL NONINTEREST EXPENSE                            818                 867               1,685              1 ,709
                                                           ------              ------              ------              ------

         NET INCOME BEFORE FEDERAL
         INCOME TAX EXPENSE                                   256                 236                 487                 493

Provision for income tax expense                               75                  55                 138                 145
                                                           ------              ------              ------              ------

         NET INCOME                                        $  181              $  181              $  349              $  348
                                                           ======              ======              ======              ======

Earnings per common share - basic                          $ 0.23              $ 0.24              $ 0.44              $ 0.46
Earnings per common share - diluted                        $ 0.22              $ 0.24              $ 0.43              $ 0.46
Dividends declared per share                               $ 0.11              $ 0.11              $ 0.22              $ 0.22


    See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Accumulated
                                           Additional                          Unearned     Other
                                            Paid-in    Retained    Unearned      ESOP    Comprehensive   Treasury
                                 Shares     Capital    Earnings  Compensation   Shares   Income (Loss)    Shares     Total
                                 ------------------------------------------------------------------------------------------

Balance, January 1, 2004         962,200    $ 6,130     $ 8,549    $ (185)     $ (229)      $  (92)      $(2,266)   $11,907

  Comprehensive income

    Net income                                              349                                                         349
    Change in unrealized
      gain (loss) on
      securities available
      for sale, net of
      reclassification
      adjustment and
      tax effect                                                                               (46)                     (46)
                                                                                                                    -------
       Total comprehensive
          income                                                                                                        303
                                                                                                                    -------
      Purchase of treasury
          shares (22,652)                                                                                   (384)      (384)
      Stock options exercised:
      From treasury (32,855)                   (107)                                                         491        384

       New issue                  19,713        231                                                                     231
  Amortization of unearned
    compensation expense                          2                    25                                                27

  ESOP shares earned                             33                                65                                    98

  Dividends on common
    shares, $.22 per share                                 (181)                                                       (181)
                                 -------    -------     -------    ------      ------       ------       -------    -------

Balance, June 30, 2004           981,913    $ 6,289     $ 8,717    $ (160)     $ (164)      $ (138)      $(2,159)   $12,385
                                 =======    =======     =======    ======      ======       ======       =======    =======



See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------

                                                                                           (Dollars in thousands)
                                                                                      (Unaudited)           (Unaudited)
                                                                                     6 Months ended       6 Months ended
                                                                                      June 30, 2004        June 30, 2003
                                                                                     ---------------      --------------
OPERATING ACTIVITIES
Net income                                                                               $    349           $    348
         Items not requiring (providing) cash
                Depreciation and amortization                                                 116                114
                   Provision for loan losses                                                  100                200
             Amortization of premiums and discounts on securities                              43                  9
             Deferred income taxes                                                           (114)               (58)
             Increase in cash surrender value of life insurance                               (56)               (63)
             Employees Stock Ownership Plan compensation expense                               78                 42
             Recognition and Retention Plan compensation expense                               13                  4
             Net realized gains on available-for-sale securities                               (5)               (17)
             FHLB stock dividends                                                             (46)               (43)

         Changes in
                     Interest receivable                                                       19                 (7)
                        Other assets                                                         (628)                67
                     Interest payable and other liabilities                                   (78)               169
                                                                                         --------           --------

                           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (209)               765
                                                                                         --------           --------

INVESTING ACTIVITIES
         Purchase of available-for-sale securities                                         (6,720)            (2,153)
         Proceeds from payments and maturities of securities available-for-sale             1,285              1,559
         Proceeds from sales of available-for-sale securities                                 192              1,788
         Net change in loans                                                                  769             (1,326)
         Purchases of premises and equipment                                                  (11)                (5)
                                                                                         --------           --------

                            NET CASH USED IN INVESTING ACTIVITIES                          (4,485)              (137)
                                                                                         --------           --------


FINANCING ACTIVITIES
        Net increase in demand deposits, money market, NOW and savings accounts             1,318             16,221
        Net increase (decrease) in certificates of deposit                                     97            (13,508)
        Proceeds from Federal Home Loan Bank advances                                           0              4,250
        Repayment of Federal Home Loan Bank advances                                         (204)            (8,431)
        Net activity RRP common shares                                                          0                (14)
        Dividends paid                                                                       (181)              (170)
        Net decrease in advances from borrowers for taxes and insurance                      (136)              (134)
        Proceeds from stock options exercised - new                                           231                  0
        Proceeds from stock options exercised - from treasury                                 491                  0
        Purchase of treasury shares                                                          (384)                 0
                                                                                         --------           --------

                            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,232             (1,786)
                                                                                         --------           --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (3,462)            (1,158)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             10,473              6,061
                                                                                         --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  7,011           $  4,903
                                                                                         ========           ========



See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                   (UNAUDITED)

===============================================================================

NOTE 1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of June 30, 2004, and December 31, 2003, and the consolidated results of operations and the cash flows for the six months ended June 30, 2004 and 2003. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                       (Dollars in thousands)
                                        Six               Six
                                    Months Ended      Months Ended
                                      June 30,          June 30,
                                        2004              2003
                                        ----              ----
Balance, beginning of period            $ 995             $ 503
Provision for loan losses                 100               200
Charge-offs                              (307)               (3)
Recoveries                                  4                15
                                        -----             -----

Balance, end of period                  $ 792             $ 715
                                        =====             =====


NOTE 3. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2004, consisted of three short-term advances for $196,000 and seventeen long-term advances totaling $34.4 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                           (Dollars in thousands)
                                       At June 30, 2004                                At December 31, 2003
                           -------------------------------------------     -------------------------------------------
                                        Range of          Weighted-                     Range of          Weighted-
                                        interest           average                      interest           average
                           Amount        rates          interest rate      Amount         rates         interest rate
                           ------        -----          -------------      ------         -----         -------------
Due within
 one year                 $   196     8.30%-8.35%           8.34%          $    60        8.35%             8.35%


After one but
 within five
 years                    $ 7,901     3.05%-7.28%           5.22%          $ 5,730     3.05%-8.35%          5.48%

After five
 years                    $26,463     3.30%-6.84%           5.70%          $28,974     3.30%-6.84%          5.63%




NOTE 4. REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2004.


                                                      (Dollars in thousands)
                                                                                                     To be
                                                                                             Categorized as "Well
                                                                                              Capitalized" Under
                                                                     For Capital               Prompt Corrective
                                          Actual                  Adequacy Purposes            Action Provisions
                                          ------                  -----------------            -----------------
                                  Amount          Ratio         Amount          Ratio         Amount         Ratio
                                  ------          -----         ------          -----         ------         -----
Total Risk-Based Capital
   (To Risk-Weighted Assets)      $12,814         12.2%         $8,381           8.0%        $10,476          10.0%

Tier I Capital
   (To Risk-Weighted Assets)      $12,022         11.5%          N/A             N/A         $ 6,285           6.0%

Tier I Capital
     (To Total Assets)            $12,022         7.9%          $6,130           4.0% *      $ 7,662           5.0%

Tangible Capital
     (To Total Assets)            $12,022         7.9%          $2,299           1.5%          N/A             N/A




* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 5. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP") and stock options granted under the Stock Option Plan ("SOP"). Unearned ESOP and RRP shares which have not vested have been excluded from the computation of average shares outstanding. For the three and six months ended June 30, 2004, stock options totaling 7,500 shares of common stock were not considered in computing EPS as they were anti-dilutive. For the three and six months ended June 30, 2003, there were no anti-dilutive stock options. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                                               For the Three Months Ended
                                                                      June 30, 2004

                                                                           Weighted-
                                                                            average         Per
                                                           Income            Shares         Share
                                                        (Numerator)      (Denominator)     Amount
                                                        -----------      -------------     ------
Basic EPS
   Income available to common shareholders                $180,778           795,503       $0.23

   Effective of dilutive securities
   Stock options                                                 0            16,289
                                                          --------           -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                                    $180,778           811,792       $0.22
                                                          ========           =======



                                                               For the Three Months Ended
                                                                      June 30, 2003

                                                                           Weighted-
                                                                            average         Per
                                                           Income            Shares         Share
                                                        (Numerator)      (Denominator)     Amount
                                                        -----------      -------------     ------
Basic EPS
   Income available to common shareholders                $181,430          751,832         $0.24

   Effective of dilutive securities
   Stock options                                                 0           13,035
                                                          --------         --------


Diluted EPS
   Income available to common shareholders +
   assumed conversions                                    $181,430          764,867         $0.24
                                                          ========          =======

                                                                For the Six Months Ended
                                                                      June 30, 2004

                                                                           Weighted-
                                                                            average         Per
                                                           Income            Shares         Share
                                                        (Numerator)      (Denominator)     Amount
                                                        -----------      -------------     ------


Basic EPS
   Income available to common shareholders               $348,761           788,636         $0.44

   Effective of dilutive securities
   Stock options                                                0            18,106
                                                         --------           -------


Diluted EPS
   Income available to common shareholders +
   assumed conversions                                   $348,761           806,742         $0.43
                                                         ========           =======


                                                                For the Six Months Ended
                                                                      June 30, 2003

                                                                           Weighted-
                                                                            average         Per
                                                           Income            Shares         Share
                                                        (Numerator)      (Denominator)     Amount
                                                        -----------      -------------     ------

Basic EPS
   Income available to common shareholders                $348,439          752,042       $0.46

   Effective of dilutive securities
   Stock options                                                 0            9,671
                                                          --------          -------


Diluted EPS
   Income available to common shareholders +
   assumed conversions                                    $348,439          761,713       $0.46
                                                          ========          =======


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


                                                                (Dollars in thousands except per share amounts)

                                                         For the Three  Months ended June 30     For the Six Months ended June 30
                                                         -----------------------------------     --------------------------------
                                                               2004             2003                    2004            2003
                                                             ---------        ----------              --------        -------
Net income, as reported                                      $     181        $      181              $    349        $   348
Less:  Total stock-based employee compensation
           cost determined under the fair value based
           interest payable and other liabilities                   (3)               (1)                   (5)            (1)
                                                             ---------        ----------              --------        -------

Pro forma net income                                               178               180                   344            347
                                                             =========        ==========              ========        =======

Earnings per share:
          Basic - as reported                                $    0.23        $     0.24              $   0.44        $  0.46
                                                             =========        ==========              ========        =======
          Basic - pro forma                                  $    0.22        $     0.24              $   0.44        $  0.46
                                                             =========        ==========              ========        =======
          Diluted - as reported                              $    0.22        $     0.24              $   0.43        $  0.46
                                                             =========        ==========              ========        =======
          Diluted - pro forma                                $    0.22        $     0.24              $   0.43        $  0.46
                                                             =========        ==========              ========        =======






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


                         CHANGES IN FINANCIAL CONDITION

         At June 30, 2004, the consolidated assets of the Company totaled $153.3 million, an increase of $1.5 million, or 0.97%, from $151.8 million at December 31, 2003. The increase in total assets was primarily the result of the doubling of our available-for-sale securities to $10.3 million, funded mainly by a $1.4 million increase in deposits with the remainder resulting from a reallocation from our federal funds position.

         Net loans receivable decreased by $869,000, or 0.69%, to $125.6 million during the six months ended at June 30, 2004. The net decrease reflected diminished loan activity in the first half of 2004.

         Total cash and cash equivalents decreased by $3.5 million during the first half of 2004. Interest bearing demand deposits totaled $3.3 million, an increase of $1.5 million, or 78.25%, from $1.8 million at December 31, 2003. This was more than offset by the decrease of federal funds sold by $4.9 million, or 64.85%, from $7.6 million at December 31, 2003, mainly resulting from management's investment thereof in short-term treasury bills.

         Available-for-sale securities increased $5.2 million, or 102.18%, from $5.1 million at December 31, 2003, to $10.3 million at June 30, 2004, mainly as the result of the aforementioned allocation of federal funds into treasury investments.

         Deposit balances increased $1.4 million, or 1.36%, from $103.9 million at December 31, 2003, to $105.3 million at June 30, 2004. While demand, savings, NOW and money market deposits increased by $1.3 million, or 2.50%, time deposits increased by only $97,000, or 0.18%, the former representing the continued popularity of the tiered Prime Statement savings product.

         Advances from the FHLB decreased $204,000, or 0.59%, from $34.8 million at December 31, 2003, to $34.6 million at June 30, 2004, representing paydown of principal on the advances.

         Total shareholders' equity increased $478,000, or 4.01%, from December 31, 2003, to June 30, 2004. This increase was primarily the result of the $349,000 of first half 2004 income together with increases of $231,000 generated from the exercise of stock options, $98,000 from ESOP shares earned and $27,000 amortization of unearned compensation expense, all of which were partially offset by the $181,000 cash dividend payment and the $46,000 increase in accumulated other comprehensive loss.

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

         OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2004, the Bank's regulatory liquidity ratio was 16.89%. At such date, the Bank had commitments to originate loans totaling $14.7 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

         The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at June 30, 2004.

         On February 23, 2004, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 8, 2004, which was paid on March 15, 2004. On May 24, 2004, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on June 8, 2004, which was paid on June 15, 2004.


                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003

         GENERAL. Net income was $181,000 for both the three months ended June 30, 2003, and for the three months ended June 30, 2004. The composition differed with a decrease of $71,000 in net interest income, a decrease of $18,000 in noninterest income and an increase of $20,000 in the provision for federal income tax expense, all of which were fully offset by a $49,000 decrease in noninterest expense and a decrease of $60,000 in the provision for loan losses.

         INTEREST INCOME. The $6.0 million increase in average earning assets was offset by a 67 basis point decrease in yields which resulted in a decrease in interest income of $143,000, or 6.21%, for the three months ended June 30, 2004, compared to the same period in 2003. The decrease in yields caused a decline of $152,000 in interest income, which was slightly offset by the $9,000 increase in interest income resulting from the higher amount of average interest-earning assets.

         INTEREST EXPENSE. Interest expense on deposit liabilities decreased $59,000, or 8.93%, for the three months ended June 30, 2004, as compared to the same period in 2003. Total average deposits increased by $6.4 million comparing the quarters ended June 30, 2004 and 2003, and the average interest rate paid on interest-bearing deposits decreased by 42 basis points from 2.83% for the three months ended June 30, 2003, to 2.41% for the same period in 2004. The average balance of FHLB advances decreased from $36.2 million for the three-month period ended June 30, 2003, to $34.6 million for the same period in 2004 and, coupled with a 12 basis point increase in rates paid, resulted in a decrease in interest on FHLB advances of $13,000 for the three months ended June 30, 2004, compared to the same period in 2003.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $50,000, and there were $280,000 in net charge-offs during the three months ended June 30, 2004, compared to a $110,000 provision and $0 in net charge-offs during the three months ended June 30, 2003. The provision was decreased based upon the results of management`s ongoing loan reviews, analysis of loan delinquencies and awareness of the local and national economics.

         NONINTEREST INCOME. Noninterest income decreased by $18,000 for the three months ended June 30, 2004, compared to the same period in 2003. The decrease was mainly due to a $6,000 reduction in net gains on sales of available-for-sale securities and an $11,000 reduction in other income.

         NONINTEREST EXPENSE. Noninterest expense decreased $49,000, or 5.65%, to $818,000 for the three months ended June 30, 2004, from $867,000 in the comparable period in 2003. This decrease, was attributable to a $38,000 reduction in net occupancy expense mainly related to real estate taxes and a $53,000 reduction in professional fees offset mainly by a $26,000 increase in salaries and employee benefits expense reflecting staffing changes. The annualized ratio of noninterest expense to average total assets was 2.13% and 2.31% for the three months ended June 30, 2004 and 2003, respectively.

         INCOME TAXES. The provision for income taxes increased $20,000 for the three months ended June 30, 2004, compared with the same period in the prior year, primarily as a result of the increased net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND 2003

         GENERAL. Net income increased $1,000, or 0.29%, from $348,000 for the six months ended June 30, 2003, to $349,000 for the six months ended June 30, 2004. This slight increase was primarily attributed to a decrease of $100,000 in the provision for loan losses, a decrease of $24,000 in noninterest expense and a decrease of $7,000 in federal income tax expense all of which were almost fully offset by the $75,000 decrease in net interest income and the $55,000 decrease in noninterest income.

         INTEREST INCOME. The $5.8 million increase in average earning assets was offset by a 68 basis point decrease in yields resulting in a decrease in interest income of $302,000, or 6.49%, for the six months ended June 30, 2004, compared to the same period in 2003. The decrease in yields caused a decline of $314,000 in interest income, which was slightly offset by the $12,000 which resulted from the increase in the amount of average interest earning assets.

         INTEREST EXPENSE. Interest expense on deposit liabilities decreased $198,000, or 14.04%, for the six months ended June 30, 2004, as compared to the same period in 2003. Total average interest-bearing deposits increased by $6.8 million comparing the six months ended June 30, 2004 to 2003, but the average interest rate paid on interest-bearing deposits decreased by 61 basis points from 3.05% for the six-month period ended June 30, 2003, to 2.44% for the same period ended June 30, 2004. The average balance of FHLB advances decreased from $37.5 million for the six-month period ending June 30, 2003, to $34.6 million for the same period ended June 30, 2004, resulting in a decrease in interest on FHLB advances of $29,000 for the six-month period ended June 30, 2004, compared to the same period ended June 30, 2003. Of the overall decrease of $227,000 in interest expense, $255,000 is attributable to rates paid, or yields, on interest costing liabilities, which is offset by $28,000 attributed to volume increases.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $100,000 and there were net charge-offs of $303,000 during the six months ended June 30, 2004, compared to a $200,000 provision and net recoveries of $12,000 during the six months ended June 30, 2003. The provision was decreased based upon the results of management's ongoing analyses of the adequacy of the allowance for loan losses.

         NONINTEREST INCOME. Noninterest income decreased by $55,000 for the six months ended June 30, 2004, compared to the same period in 2003. The decrease was mainly due to a $12,000 reduction in net gains on sales of available-for-sale securities and a $43,000 reduction in other income.

         NONINTEREST EXPENSE. Noninterest expense decreased $24,000, or 1.40%, to $1,685,000 for the six months ended June 30, 2004, from $1,709,000 in the comparable period in 2003. Of this decrease, $51,000 was attributable to a decrease in net occupancy expense mainly related to real estate taxes and a $58,000 reduction in professional fees offset mainly by a $90,000 increase in salaries and employee benefits expense reflecting staffing changes. The annualized ratio of noninterest expense to average total assets was 2.20% and 2.27% for the six months ended June 30, 2004 and 2003, respectively.

         INCOME TAXES. The provision for income taxes decreased $7,000 for the six months ended June 30, 2004, compared with the same period in the prior year, primarily as a result of the decrease in net income before federal income tax expense and the composition of the taxable and non-taxable income for the six-month period.

                                     ITEM 3.

                             CONTROLS AND PROCEDURES

===============================================================================




The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of June 30, 2004. There was no change in the registrant's internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           PART II - OTHER INFORMATION

===============================================================================

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


ITEM 5 - OTHER INFORMATION

           Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are attached:

              1.     Exhibit 31:1   Rule 13a-14(a)/15d-14(a) Certification.

              2.     Exhibit 31:2   Rule 13a-14(a)/15d-14(a) Certification.

              3.     Exhibit 32:    Certification Pursuant to 18 U.S.C. Section
                                    1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              4.     Exhibit 99.1:  Safe Harbor Under the Private Securities
                                    Litigation Reform Act of 1995.

         (b) A Form 8-K was filed for the event on July 20, 2004, regarding the issuance of a News Release announcing financial results for the second quarter of 2004.

SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   HOME CITY FINANCIAL CORPORATION



Date:     August  10, 2004         /s/ J. William Stapleton
       ----------------------      --------------------------------
                                   J. William Stapleton, President, Chief
                                   Executive Officer and Chief Operating Officer



 Date:    August 10, 2004          /s/ Charles A. Mihal
       ----------------------      --------------------------------
                                   Charles A. Mihal
                                   Treasurer and Chief Financial Officer