Form 10QSB
period 2004-09-30
HOME CITY FINANCIAL CORP
filed 2004-11-12
CIK 1022103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY
      PERIOD ENDED SEPTEMBER 30, 2004

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

                                       N/A
                                       ---
                          (FORMER ADDRESS LAST REPORT)

As of November 3, 2004, 824,316 common shares of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Format (Check one): Yes [ ] No [X]

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX



                                                                                 Page Number
PART I FINANCIAL INFORMATION

   ITEM
     1. Financial Statements

        Condensed consolidated balance sheets --                                         3
        September 30, 2004, and December 31, 2003

        Condensed consolidated statements of income -- Nine months                       4
        and three months ended September 30, 2004 and 2003

        Condensed consolidated statement of changes in                                   5
        shareholders' equity --Nine months ended September 30, 2004

        Condensed consolidated statements of cash flows --                               6
        Nine months ended September 30, 2004 and 2003

        Notes to condensed consolidated financial statements                             7

     2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                       12

     3. Controls and Procedures                                                         17

PART II OTHER INFORMATION

   ITEM
     1. Legal Proceedings                                                               18

     2. Unregistered Sales of Equity Securities and Use of Proceeds                     18

     3. Defaults upon Senior Securities                                                 18

     4. Submission of Matters to a Vote of Security Holders                             18

     5. Other Information                                                               18

     6. Exhibits                                                                        18

Signatures                                                                              19

Certifications                                                                     20 & 21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (Dollars in thousands)
                                                                          (Unaudited)
                                                                          -----------
                                                                          At September     At December
                                                                          ------------     -----------
                                                                               30,            31,
                                                                               ---            ---
                                                                              2004           2003
                                                                              ----           ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                              $     1,302     $     1,035
     Interest-bearing demand deposits                                           7,435           1,876
     Federal funds sold                                                           332           7,562
                                                                          -----------     -----------
         Cash and cash equivalents                                              9,069          10,473

Available-for-sale securities                                                  10,720           5,089
Loans, net of allowance for loan losses of $822 and $995
          at September 30, 2004 and December 31, 2003                         128,273         126,512
Premises and equipment                                                          3,660           3,812
Federal Home Loan Bank stock                                                    2,335           2,265
Interest receivable                                                               587             578
Cash surrender value of life insurance                                          3,035           2,952
Other                                                                             707             103
                                                                          -----------     -----------
               TOTAL ASSETS                                               $   158,386     $   151,784
                                                                          ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
       Demand                                                             $     7,653     $     5,352
       Savings, NOW and money market                                           50,625          47,355
       Time                                                                    49,753          51,215
                                                                          -----------     -----------
               Total Deposits                                                 108,031         103,922
                                                                          -----------     -----------

Federal Home Loan Bank advances                                                36,722          34,764
Interest payable and other liabilities                                          1,162           1,191
                                                                          -----------     -----------

               TOTAL LIABILITIES                                              145,915         139,877
                                                                          -----------     -----------

COMMITMENTS

SHAREHOLDERS' EQUITY
Preferred shares, no par value: authorized 1,000,000 shares; none issued          -0-             -0-
Common shares, no par value: authorized 5,000,000 shares;
     shares issued - 981,913 and 962,200                                          -0-             -0-
Additional paid-in capital                                                      6,300           6,130
Retained earnings                                                               8,777           8,549
Unearned Recognition and Retention Plan (RRP) shares                             (160)           (185)
Unearned Employee Stock Ownership Plan (ESOP) shares                             (136)           (229)
Accumulated other comprehensive loss                                             (151)            (92)
Treasury shares, at cost; 157,597 shares and 167,800 shares                    (2,159)         (2,266)
                                                                          -----------     -----------
               TOTAL SHAREHOLDERS' EQUITY                                      12,471          11,907
                                                                          -----------     -----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   158,386     $   151,784
                                                                          ===========     ===========

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      (Dollars in thousands)          (Dollars in thousands)
                                                    (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                                  3 Months Ended  3 Months Ended  9 Months Ended  9 Months Ended
                                                   September 30,   September 30,   September 30,   September 30,
                                                   -------------   -------------   -------------   -------------
                                                       2004            2003            2004            2003
                                                       ----            ----            ----            ----
INTEREST INCOME
Loans                                                $  2,089        $  2,229        $  6,282        $  6,766
Securities                                                 55              39             128             104
Federal funds sold                                          4               9              41              13
Dividends on Federal Home Loan Bank stock                  25              23              70              66
Deposits with financial institutions                        6               1               7               3
                                                     --------        --------        --------        --------

     TOTAL INTEREST INCOME                              2,179           2,301           6,528           6,952

INTEREST EXPENSE
Deposits                                                  605             631           1,817           2,041
Borrowings                                                485             502           1,451           1,497
                                                     --------        --------        --------        --------

     TOTAL INTEREST EXPENSE                             1,090           1,133           3,268           3,538
                                                     --------        --------        --------        --------

     NET INTEREST INCOME                                1,089           1,168           3,260           3,414
Provision for loan losses                                  42             200             142             400
                                                     --------        --------        --------        --------

     NET INTEREST INCOME AFTER
     PROVISION    FOR LOAN LOSSES                       1,047             968           3,118           3,014

NONINTEREST INCOME
Service charges on deposits                                10               9              30              28
Net realized gains on sales of available-for-
     sale securities                                        1               0               6              17
Life insurance                                             34              34             103             104
Other                                                      12               3              19              53
                                                     --------        --------        --------        --------

     TOTAL NONINTEREST INCOME                              57              46             158             202

NONINTEREST EXPENSE
Salaries and employee benefits                            489             411           1,383           1,215
Net occupancy expense                                      71              81             213             274
Equipment expense                                          54              60             166             165
Data processing fees                                       60              62             174             174
Professional fees                                          56              58             196             256
Franchise taxes                                            38              35             113             110
Other                                                     113              91             321             313
                                                     --------        --------        --------        --------

     TOTAL NONINTEREST EXPENSE                            881             798           2,566           2,507
                                                     --------        --------        --------        --------

     NET INCOME BEFORE FEDERAL
     INCOME  TAX EXPENSE                                  223             216             710             709

Provision for income tax expense                           72              66             210             211
                                                     --------        --------        --------        --------

     NET INCOME                                      $    151        $    150        $    500        $    498
                                                     ========        ========        ========        ========

Earnings per common share - basic                    $   0.19        $   0.20        $   0.63        $   0.66
Earnings per common share - diluted                  $   0.19        $   0.20        $   0.62        $   0.65
Dividends declared per share                         $   0.11        $   0.11        $   0.33        $   0.33

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Accumulated
                                        Additional                          Unearned      Other
                                         Paid-in    Retained    Unearned      ESOP    Comprehensive  Treasury
                               Shares    Capital    Earnings  Compensation   Shares   Income (Loss)   Shares     Total
                               -------  ----------  --------  ------------  --------  -------------  ---------  --------
Balance, January 1, 2004       962,200   $ 6,130    $ 8,549     $ (185)      $ (229)     $  (92)     $ (2,266)  $ 11,907
 Comprehensive income
    Net income                                          500                                                          500
    Change in unrealized
       gain (loss) on
       securities available
       for sale, net of
       reclassification
       adjustment and tax
       effect                                                                                (59)                    (59)
                                                                                                                --------
        Total comprehensive
           income                                                                                                    441
                                                                                                                --------
 Purchase of  treasury
     shares (22,652)                                                                                     (384)      (384)

 Stock options exercised:
     From treasury (32,855)                 (107)                                                         491        384

     New issue                  19,713       231                                                                     231

 Amortization of unearned
    compensation expense                       2                    25                                                27

 ESOP shares earned                           44                                 93                                  137
 Dividends on common shares,
    $.33 per share                                     (272)                                                        (272)
                               -------   -------    -------     ------       ------      ------      --------   --------

Balance, September 30, 2004    981,913   $ 6,300    $ 8,777     $ (160)      $ (136)     $ (151)     $ (2,159)  $ 12,471
                               =======   =======    =======     ======       ======      ======      ========   ========

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (Dollars in thousands)
                                                                                        (Unaudited)              (Unaudited)
                                                                                        -----------              -----------
                                                                                      9 Months ended           9 Months ended
                                                                                      --------------           --------------
                                                                                    September 30, 2004       September 30, 2003
                                                                                    ------------------       ------------------
OPERATING ACTIVITIES
Net income                                                                             $        500             $        498
     Items not requiring (providing) cash
             Depreciation and amortization                                                      175                      178
             Provision for loan losses                                                          142                      400
             Amortization of premiums and discounts on securities                                36                       14
             Deferred income taxes                                                             (195)                     (18)
             Increase in cash surrender value of life insurance                                 (83)                     (93)
             Employees Stock Ownership Plan compensation expense                                137                        0
             Recognition and Retention Plan compensation expense                                 27                        9
             Net realized gains on available-for-sale securities                                 (6)                     (17)
             FHLB stock dividends                                                               (70)                     (66)

         Changes in

                     Interest receivable                                                         (9)                       1
                     Other assets                                                              (467)                     151
                     Interest payable and other liabilities                                      27                      280
                                                                                       ------------             ------------

                           NET CASH PROVIDED BY OPERATING ACTIVITIES                            214                    1,337
                                                                                       ------------             ------------

INVESTING ACTIVITIES
         Purchase of available-for-sale securities                                           (9,970)                  (2,609)
         Proceeds from payments and maturities of securities available-for-sale               3,754                    2,225
         Proceeds from sales of available-for-sale securities                                   554                    1,788
         Net change in loans                                                                 (1,903)                     (75)
         Purchases of premises and equipment                                                    (23)                      (5)
                                                                                       ------------             ------------

                            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (7,588)                   1,324
                                                                                       ------------             ------------

FINANCING ACTIVITIES
        Net increase in demand deposits, money market, NOW and savings accounts               5,571                   18,079
        Net increase (decrease) in certificates of deposit                                   (1,462)                 (15,368)
        Proceeds from Federal Home Loan Bank advances                                         3,500                    5,750
        Repayment of Federal Home Loan Bank advances                                         (1,542)                  (8,521)
        Dividends paid                                                                         (272)                    (256)
        Purchase of common shares for Recognition and Retention Plan                              0                      (84)
        Net decrease in advances from borrowers for taxes and insurance                         (56)                     (61)
        Proceeds from stock options exercised - new                                             231                        0
        Proceeds from stock options exercised - from treasury                                   384                        0
        Purchase of treasury shares                                                            (384)                       0
                                                                                       ------------             ------------

                            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               5,970                     (461)
                                                                                       ------------             ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (1,404)                   2,200

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               10,473                    6,061
                                                                                       ------------             ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $      9,069             $      8,261
                                                                                       ============             ============


See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of September 30, 2004, and December 31, 2003, and the consolidated results of operations and the cash flows for the nine months ended September 30, 2004 and 2003. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                                          (Dollars in thousands)
                                                Three                  Three                 Nine                    Nine
                                            Months Ended            Months Ended         Months Ended            Months Ended
                                            September 30,           September 30,        September 30,           September 30,
                                                2004                    2003                 2004                     2003
                                                ----                    ----                 ----                     ----
Balance, beginning of period                    $ 792                   $ 715                $ 995                    $ 503
Provision for loan losses                          42                     200                  142                      400
Charge-offs                                       (13)                     (3)                (320)                      (6)
Recoveries                                          1                       0                    5                       15
                                                -----                   -----                -----                    -----
Balance, end of period                          $ 822                   $ 912                $ 822                    $ 912
                                                =====                   =====                =====                    =====

NOTE 3. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30, 2004, consisted of six short-term advances for $2.7 million and seventeen long-term advances totaling $34.0 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                         (Dollars in thousands)
                       At September 30, 2004                At December 31, 2003
                -----------------------------------  ------------------------------------
                           Range of     Weighted-                Range of     Weighted-
                           interest      average                 interest      average
                 Amount     rates     interest rate   Amount      rates     interest rate
                 ------     -----     -------------   ------      -----     -------------
Due within
 one year       $ 2,657  1.90%-8.35%      2.28%      $     60        8.35%      8.35%

After one but
 within five
 years          $ 7,607  3.05%-7.28%      5.28%      $  5,730  3.05%-8.35%      5.48%

After five
 years          $26,458  3.30%-6.84%      5.70%      $ 28,974  3.30%-6.84%      5.63%

NOTE 4. REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2004.

                                                  (Dollars in thousands)
                                                                                  To be
                                                                           Categorized as "Well
                                                                            Capitalized" Under
                                                           For Capital      Prompt Corrective
                                                        Adequacy Purposes   Action Provisions
                                        Actual          -----------------   -----------------
                               Amount   Ratio   Amount  Ratio      Amount         Ratio
                               ------   -----   ------  -----      ------         -----
Total Risk-Based Capital
    (To Risk-Weighted Assets)  $13,004  12.2%   $8,551   8.0%     $10,689         10.0%

Tier I Capital
    (To Risk-Weighted Assets)  $12,182  11.4%      N/A   N/A      $ 6,414          6.0%

Tier I Capital
     (To Total Assets)         $12,182   7.7%   $6,327   4.0%*    $ 7,920          5.0%

Tangible Capital
     (To Total Assets)         $12,182   7.7%   $2,376   1.5%         N/A          N/A

* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 5. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP") and stock options granted under the Stock Option Plan ("SOP"). Unearned ESOP and RRP shares which have not vested have been excluded from the computation of average shares outstanding. For the three and nine months ended September 30, 2004, stock options totaling 7,500 shares of common stock were not considered in computing EPS as they were anti-dilutive. For the three and nine months ended September 30, 2003, there were no anti-dilutive stock options. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                                               For the Three Months Ended
                                                               --------------------------
                                                                   September 30, 2004
                                                                   ------------------
                                                                        Weighted-
                                                                         average               Per
                                                     Income              Shares               Share
                                                  (Numerator)         (Denominator)           Amount
                                                  -----------         -------------           ------
Basic EPS
    Income available to common shareholders         $150,763             795,943              $0.19

    Effective of dilutive securities
    Stock options                                          0              15,690
                                                    --------             -------

Diluted EPS
    Income available to common shareholders +
    assumed conversions                             $150,763             811,633              $0.19
                                                    ========             =======

                                                               For the Three Months Ended
                                                               --------------------------
                                                                   September 30, 2003
                                                                   ------------------
                                                                        Weighted-
                                                                         average               Per
                                                     Income              Shares               Share
                                                  (Numerator)         (Denominator)           Amount
                                                  -----------         -------------           ------
Basic EPS
    Income available to common shareholders         $150,215             747,960              $0.20

    Effective of dilutive securities
    Stock options                                          0              17,705
                                                    --------             -------

Diluted EPS
    Income available to common shareholders +
    assumed conversions                             $150,215             765,665              $0.20
                                                    ========             =======

                                                               For the Nine Months Ended
                                                               -------------------------
                                                                   September 30, 2004
                                                                   ------------------
                                                                        Weighted-
                                                                         average               Per
                                                     Income              Shares               Share
                                                  (Numerator)         (Denominator)           Amount
                                                  -----------         -------------           ------
Basic EPS
    Income available to common shareholders         $499,524             791,090              $0.63

    Effective of dilutive securities
    Stock options                                          0              17,294
                                                    --------             -------

Diluted EPS
    Income available to common shareholders +
    assumed conversions                             $499,524             808,384              $0.62
                                                    ========             =======

                                                               For the Nine Months Ended
                                                               -------------------------
                                                                   September 30, 2003
                                                                   ------------------
                                                                        Weighted-
                                                                         average               Per
                                                     Income              Shares               Share
                                                  (Numerator)         (Denominator)           Amount
                                                  -----------         -------------           ------
Basic EPS
    Income available to common shareholders         $498,654             750,665              $0.66

    Effective of dilutive securities
    Stock options                                          0              11,608
                                                    --------             -------

Diluted EPS
    Income available to common shareholders +
    assumed conversions                             $498,654             762,273              $0.65
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

                                                                 ( Dollars in thousands except per share amounts )
                                                  For the Three Months ended September 30,  For the Nine Months ended September 30,
                                                  ----------------------------------------  ---------------------------------------
                                                       2004                     2003               2004                  2003
                                                     --------                 --------           --------              --------
Net income, as reported                              $    151                 $    150           $    500              $    498
Less: Total stock-based employee compensation
      cost determined under the fair value based
      method, net of income taxes                          (2)                      (2)                (7)                   (4)
                                                     --------                 --------           --------              --------

Pro forma net income                                 $    149                 $    148           $    493              $    494
                                                     ========                 ========           ========              ========

Earnings per share:
     Basic - as reported                             $   0.19                 $   0.20           $   0.63              $   0.66
                                                     ========                 ========           ========              ========
     Basic - pro forma                               $   0.19                 $   0.20           $   0.62              $   0.66
                                                     ========                 ========           ========              ========
     Diluted - as reported                           $   0.19                 $   0.20           $   0.62              $   0.65
                                                     ========                 ========           ========              ========
     Diluted - pro forma                             $   0.18                 $   0.19           $   0.61              $   0.65
                                                     ========                 ========           ========              ========

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

                         CHANGES IN FINANCIAL CONDITION

      At September 30, 2004, the consolidated assets of the Company totaled $158.4 million, an increase of $6.6 million, or 4.35%, from $151.8 million at December 31, 2003. The increase in total assets was primarily the result of the doubling of our available-for-sale securities to $10.7 million, funded mainly by a $4.1 million increase in deposits with the remainder resulting from a reallocation from our federal funds position.

      Net loans receivable increased by $1.8 million, or 1.39%, to $128.3 million during the nine months ended at September 30, 2004. The net increase reflected an improvement in loan activity in the third quarter of 2004.

      Total cash and cash equivalents decreased by $1.4 million during the first nine months of 2004. Interest bearing demand deposits totaled $7.4 million, an increase of $5.5 million, or 296.32%, from $1.8 million at December 31, 2003. This was more than offset by the decrease of federal funds sold by $7.2 million, or 95.61%, from $7.6 million at December 31, 2003, mainly resulting from management's allocation thereof into short-term treasury bills and 90-day FHLB deposits.

      Available-for-sale securities increased $5.6 million, or 110.65%, from $5.1 million at December 31, 2003, to $10.7 million at September 30, 2004, mainly as the result of a portion of the aforementioned allocation of federal funds into treasury investments.

      Deposit balances increased $4.1 million, or 3.95%, from $103.9 million at December 31, 2003, to $108.0 million at September 30, 2004. While demand, savings, NOW and money market deposits increased by $5.6 million, or 10.57%, time deposits decreased by $1.5 million, or 2.85%, with the growth in the former representing the continued popularity of the tiered Prime Statement savings product.

      Advances from the FHLB increased $2.0 million, or 5.63%, from $34.8 million at December 31, 2003, to $36.7 million at September 30, 2004, reflecting short-term cash flow needs. $2.5 million of short-term variable rate FHLB advances were paid off in early October.

      Total shareholders' equity increased $564,000, or 4.74%, from December 31, 2003, to September 30, 2004. This increase was primarily the result of the $500,000 of first nine months 2004 income together with increases of $231,000 generated from the exercise of stock options, $137,000 from ESOP shares earned and $27,000 amortization of unearned compensation expense, all of which were partially offset by the $272,000 cash dividend payment and the $59,000 increase in accumulated other comprehensive loss.

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

      OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2004, the Bank's regulatory liquidity ratio was 19.33%. At such date, the Bank had commitments to originate loans totaling $13.6 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

      The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at September 30, 2004.

      On February 23, 2004, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 8, 2004, which was paid on March 15, 2004. On May 24, 2004, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on June 8, 2004, which was paid on June 15, 2004. On August 23, 2004, the Board of Directors of the company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on September 8, 2004, which was paid on September 15, 2004.

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      GENERAL. Net income was $151,000 for the three months ended September 30, 2004, versus $150,000 for the three months ended September 30, 2003. The $1,000 increase was comprised of a decrease of $79,000 in net interest income, an increase of $83,000 in noninterest expense and an increase of $6,000 in the provision for federal income tax expense, all of which were more than offset by an $11,000 increase in noninterest income and a decrease of $158,000 in the provision for loan losses.

      INTEREST INCOME. The $4.2 million increase in average earning assets was offset by a 52 basis point decrease in yields which resulted in a decrease in interest income of $122,000, or 5.30%, for the three months ended September 30, 2004, compared to the same period in 2003. The decrease in yields caused a decline of $150,000 in interest income, which was slightly offset by the $28,000 increase in interest income resulting from the higher amount of average interest-earning assets.

      INTEREST EXPENSE. Interest expense on deposit liabilities decreased $26,000, or 4.12%, for the three months ended September 30, 2004, as compared to the same period in 2003. Total average deposits increased by $4.1 million comparing the quarters ended September 30, 2004 and 2003, and the average interest rate paid on interest-bearing deposits decreased by 21 basis points from 2.63% for the three months ended September 30, 2003, to 2.42% for the same period in 2004. The average balance of FHLB advances decreased from $35.3 million for the three-month period ended September 30, 2003, to $34.6 million for the same period in 2004 and, coupled with a 7 basis point decrease in rates paid, resulted in a decrease in interest on FHLB advances of $17,000 for the three months ended September 30, 2004, compared to the same period in 2003.

      PROVISION FOR LOAN LOSSES. The provision for loan losses was $42,000, and there were $12,000 in net charge-offs during the three months ended September 30, 2004, compared to a $200,000 provision and $3,000 in net charge-offs during the three months ended September 30, 2003. The provision was decreased significantly based upon the results of management`s determination of the adequacy of the allowance for loan losses based on ongoing loan reviews, analysis of loan delinquencies and awareness of the local and national economics.

      NONINTEREST INCOME. Noninterest income increased by $11,000 for the three months ended September 30, 2004, compared to the same period in 2003. The increase was mainly due to $9,000 more in other income.

      NONINTEREST EXPENSE. Noninterest expense increased $83,000, or 10.40%, to $881,000 for the three months ended September 30, 2004, from $798,000 in the comparable period in 2003. This increase, was mainly attributable to a $78,000 increase in salaries and employee benefits reflecting management's personnel related decisions. The annualized ratio of noninterest expense to average total assets was 2.26% and 2.14% for the three months ended September 30, 2004 and 2003, respectively.

      INCOME TAXES. The provision for income taxes increased $6,000 for the three months ended September 30, 2004, compared with the same period in the prior year, primarily as a result of the increased net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      GENERAL. Net income increased $2,000, or 0.40%, to $500,000 for the nine months ended September 30, 2004, from $498,000 for the nine months ended September 30, 2003. This slight increase was primarily attributed to a decrease of $258,000 in the provision for loan losses and a decrease of $1,000 in federal income tax expense which were almost fully offset by the $154,000 decrease in net interest income, the $59,000 increase in noninterest expense and the $44,000 decrease in noninterest income.

      INTEREST INCOME. The $5.0 million increase in average earning assets was offset by a 62 basis point decrease in yields resulting in a decrease in interest income of $424,000, or 6.10%, for the nine months ended September 30, 2004, compared to the same period in 2003. The decrease in yields caused a decline of $421,000 in interest income, which was slightly offset by the $3,000 which resulted from the increase in the amount of average interest earning assets.

      INTEREST EXPENSE. Interest expense on deposit liabilities decreased $224,000, or 10.98%, for the nine months ended September 30, 2004, as compared to the same period in 2003. Total average interest-bearing deposits increased by $5.9 million comparing the nine months ended September 30, 2004 to 2003, but the average interest rate paid on interest-bearing deposits decreased by 48 basis points from 2.91% for the nine-month period ended September 30, 2003, to 2.43% for the same period ended September 30, 2004. The average balance of FHLB advances decreased from $36.7 million for the nine-month period ending September 30, 2003, to $34.6 million for the same period ended September 30, 2004, resulting in a decrease in interest on FHLB advances of $46,000 for the nine-month period ended June 30, 2004, compared to the same period ended September 30, 2003. Of the overall decrease of $270,000 in interest expense, $256,000 is attributable to rates paid, or yields, on interest costing liabilities, which is offset by $14,000 attributed to volume increases.

      PROVISION FOR LOAN LOSSES. The provision for loan losses was $142,000 and there were net charge-offs of $315,000 during the nine months ended September 30, 2004, compared to a $400,000 provision and net recoveries of $9,000 during the nine months ended September 30, 2003. The provision was decreased significantly based upon the results of management's ongoing analyses of the adequacy of the allowance for loan losses.

      NONINTEREST INCOME. Noninterest income decreased by $44,000 for the nine months ended September 30, 2004, compared to the same period in 2003. The decrease was mainly due to an $11,000 reduction in net gains on sales of available-for-sale securities and a $34,000 reduction in other income.

      NONINTEREST EXPENSE. Noninterest expense increased $59,000, or 2.35%, to $2,566,000 for the nine months ended September 30, 2004, from $2,507,000 in the comparable period in 2003. Of this increase, a $168,000 increase in salaries and employee benefits expense reflected management's personnel related decisions. This was offset partially by a $61,000 decrease in net occupancy expense and a $60,000 reduction in professional fees. The annualized ratio of noninterest expense to average total assets was 2.22% and 2.23% for the nine months ended September 30, 2004 and 2003, respectively.

      INCOME TAXES. The provision for income taxes decreased $1,000 for the nine months ended September 30, 2004, compared with the same period in the prior year, with very little change in net income before federal income tax expense and the composition of the taxable and non-taxable income for the nine-month period.

                                     ITEM 3.

                             CONTROLS AND PROCEDURES

The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of September 30, 2004. There was no change in the registrant's internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                   HOME CITY FINANCIAL CORPORATION

Date: November  12, 2004           /s/J. William Stapleton
                                   ---------------------------------------------
                                   J. William Stapleton, President, Chief
                                   Executive Officer and Chief Operating Officer

Date: November 12, 2004            /s/Charles A. Mihal
                                   ---------------------------------------------
                                   Charles A. Mihal
                                   Treasurer and Chief Financial Officer