Form 10KSB
period 2004-12-31
HOME CITY FINANCIAL CORP
filed 2005-03-21
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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
YES ☑   NO ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

          State issuer’s revenues for the most recent fiscal year. $9,011,000

          State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days: As of March 3, 2005, 835,690 common shares of the Registrant were outstanding. The aggregate market value of the shares held by non-affiliates was $10,083,184 based upon the closing sale price of $16.00 per share as quoted by The Nasdaq Stock Market.

          Documents Incorporated by Reference

          The following sections of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

1.	Election of Directors

2.	Compensation of Directors and Executive Officers

3.	Voting Securities and Ownership of Certain Beneficial Owners and Management

4.	Section 16(a) Beneficial Ownership Reporting Compliance

Transitional Small Business Disclosure Format YES ☐ NO ☑

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

          Home City is a savings association principally engaged in the business of making permanent first and second mortgage loans secured by one- to four-family residential real estate and nonresidential real estate located in Home City’s primary lending area and investing in U.S. Government and federal agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and municipal securities. Home City also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units), commercial loans and consumer loans. The origination of commercial loans constitutes a growing portion of Home City’s lending activities. Funds for lending and investment activities are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”), repayments of loans and mortgage-backed and related securities, advances from the Federal Home Loan Bank (the “FHLB”) and other short-term borrowings. Home City conducts business from its two offices located in Springfield, Ohio. Home City’s primary lending area consists of Clark County, Ohio, and adjacent counties.

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

          Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1.	Financial Condition. Management’s statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2004.

2.	Comparison of Results of Operations for the Fiscal Years Ended December 31, 2004 and 2003 — Provision for Loan Losses. Management’s statements regarding the adequacy of the allowance for loan losses at December 31, 2004.

3.	Liquidity and Capital Resources. Management’s belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

          HCFC does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

          General. Home City’s primary lending activity is the origination of conventional mortgage loans and home equity loans secured by one- to four-family homes and nonresidential real estate located in Home City’s primary lending area. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more are also offered by Home City. In addition to mortgage lending, Home City makes commercial loans secured by assets of the borrower other than real estate and secured and unsecured consumer loans. Home City also originates 1-4 family loans to be sold in the secondary market. Access to the secondary market has allowed Home City to offer 30-year fixed rates at competitive pricing without taking the interest rate risk.

          Loan Portfolio Composition. The following table presents certain information with respect to the composition of Home City’s loan portfolio at the dates indicated:

	At December 31,
	2004		2003
		(Dollars in thousands)
		Percent of		Percent of
	Amount	total loans	Amount	total loans
Residential real estate loans:
One- to four-family (first mortgage)	$64,288	49.14%	$64,879	50.88%
Multifamily	9,208	7.04	6,700	5.25
Home equity (second mortgage)	3,906	2.99	3,494	2.74
Nonresidential real estate loans	30,930	23.64	29,883	23.44
Land loans	1,373	1.05	1,400	1.10
Construction loans	3,350	2.56	4,577	3.59

Total real estate loans	113,055	86.42	110,933	87.00

Commercial loans:
Secured, other than by real estate	12,434	9.50	11,357	8.91
Other, unsecured	2,625	2.01	2,376	1.86

Total commercial loans	15,059	11.51	13,733	10.77

Consumer loans:
Loans on deposits	75	0.06	63	0.05
Other consumer loans	2,638	2.01	2,778	2.18

Total consumer loans	2,713	2.07	2,841	2.23

Total loans	130,827	100.00%	127,507	100.00%

Less:
Allowance for loan losses	(760)		(995)

Net loans	$130,067		$126,512

          Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2004, regarding the dollar amount of loans maturing in Home City’s portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due during the			Due 4-5	Due 6-10	Due 11-15	Due more than 15
	year ending December 31,			years after	years after	years after	years after
	2005	2006	2007	12/31/04	12/31/04	12/31/04	12/31/04	Total
				(Dollars in thousands)
Mortgage loans:
Residential	$6,374	$634	$2,117	$7,469	$15,641	$30,356	$14,811	$77,402
Nonresidential	3,140	796	4,022	6,273	7,954	8,215	5,253	35,653
Consumer loans	386	241	266	422	1,123	275	0	2,713
Commercial loans	7,353	437	2,982	2,850	1,108	0	329	15,059

Total loans	$17,253	$2,108	$9,387	$17,014	$25,826	$38,846	$20,393	$130,827

          Of the loans due more than one year after December 31, 2004, loans with aggregate balances of $83.7 million have fixed rates of interest, and loans with aggregate balances of $29.9 million have adjustable interest rates.

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

          OTS regulations limit the amount that Home City may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Home City primarily makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences up to 95% of the value of the real estate and improvements (the “Loan-to-Value Ratio” or “LTV”). Home equity loans secured by first or second mortgages are generally made with a maximum combined LTV for the first and second mortgage of 89%. Home City makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, non-owner occupied residences primarily in amounts up to 75% LTV. Home City may require private mortgage insurance (“PMI”) for the amount of loans in excess of 80% of the value of the real estate securing such loans. Until 2003, fixed-rate residential real estate loans were offered by Home City for terms of up to 15 years. With Home City’s access to the secondary market, fixed rate loans are now available with terms of 20, 25 and 30 years, some of which are sold.

          Home City has been originating adjustable-rate mortgage loans (“ARMs”) for several years. Home City offers 1/1 ARMs, 3/3 ARMs and 5/1 ARMs. Initially these ARMs are fixed for periods of 1 year, 3 years and 5 years and the index is the 1-year treasury, 3-year treasury and 1-year treasury respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Home City also offers ARMs on one- to four-family properties with a margin of 3.0% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan. Home City originates ARMs which have initial interest rates slightly lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is generally lower than industry standards and is considered in Home City’s underwriting of any such loans with a one- to three-year adjustment period.

          The aggregate amount of Home City’s one- to four-family residential real estate loans equaled approximately $64.3 million at December 31, 2004, and represented 49.14% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $827,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $195,000, or 0.30%, of Home City’s one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.”

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

          At December 31, 2004, loans secured by multifamily properties totaled approximately $9.2 million, or 7.04% of Home City’s total loan portfolio, all of which were secured by property located within Home City’s primary market area. At such date, all such loans were performing in accordance with their terms. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The largest loan secured by a multifamily property had a balance at December 31, 2004, of approximately $1.6 million.

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

          At December 31, 2004, home equity loans totaled approximately $3.9 million, or 2.99% of Home City’s total loan portfolio. All of such loans were secured by property located within Home City’s primary market area. At such date, no such loans were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The balance of the largest single home equity loan was $195,000 at December 31, 2004.

          Nonresidential Real Estate Loans. Home City also makes loans secured by nonresidential real estate consisting of retail stores, office buildings, warehouses and industrial buildings. Nonresidential real estate loans generally are originated with terms of up to 20 years and a maximum loan amount of $1.9 million. Such loans generally have a maximum LTV of 80%. These loans are made with adjustable interest rates, with the interest rates based on prime or one-, three- or five-year U.S. Treasury obligations.

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

          At December 31, 2004, Home City had a total of $30.9 million invested in nonresidential real estate loans, all of which were secured by property located within Home City’s primary market area. Such loans comprised approximately 23.64 % of Home City’s total loans at such date. At such date, no such loans were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The balance of the largest nonresidential real estate loan was $1.4 million.

          Federal regulations limit the amount of nonresidential mortgage loans that an association may make to 400% of its total capital. At December 31, 2004, Home City’s nonresidential mortgage loans totaled 253.44% of Home City’s total capital.

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

          At December 31, 2004, land loans totaled approximately $1.4 million, or 1.05% of Home City’s total loan portfolio. The largest land loan at December 31, 2004, had a balance of approximately $273,000. All of such loans were secured by property located within Home City’s primary market area, of which no loans were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.”

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

          At December 31, 2004, a total of $3.4 million, or approximately 2.56% of Home City’s total loans, consisted of construction loans. All of Home City’s construction loans are secured by property located within Home City’s primary market area, and the economy of such lending area has been relatively stable. At December 31, 2004, all of such loans were performing in accordance with their terms.

          Commercial Loans. Home City also originates loans for commercial purposes which are secured by assets of the borrower other than real estate.

          Commercial loans totaling $12.4 million at December 31, 2004, were classified as those made to “small business borrowers.” These loans were primarily secured by accounts receivable, inventory and equipment. These loans are made with terms of up to seven years, a maximum loan amount of $1.9 million and a maximum LTV of 75%. These loans are made with adjustable interest rates, with the interest rates based on prime or prime plus a specified percentage above prime.

          Unsecured loans are another segment of commercial lending and totaled $2.6 million at December 31, 2004. These loans consist of lines of credit and term loans. The lines of credit are generally established for a one year period. Term loans are generally established up to an amortization of ten years. Due to the inherent risk related to uninsured loans, more stringent credit guidelines are required.

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

          At December 31, 2004, Home City had total commercial loans in the amount of $15.1 million, or approximately 11.51% of Home City’s total loans. At such date, no such loans were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The total indebtedness of the largest single borrower within the commercial portfolio was $1.6 million at December 31, 2004.

          Consumer Loans. Home City makes various types of consumer loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to 15 years. Home City has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans, although during 2004 consumer loans decreased as a percent of Home City’s loan portfolio.

          Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Home City has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

          At December 31, 2004, Home City had approximately $2.7 million, or 2.07% of its total loans, invested in consumer loans. At such date, no such loans were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The balance of the largest consumer loan was $86,000 at December 31, 2004.

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

          Loan Originations, Purchases and Sales. Home City originates a greater number of fixed-rate loans than adjustable-rate loans. See “DESCRIPTION OF BUSINESS — Loan Maturity Schedule.” Home City occasionally will participate in loans originated by other institutions. During 2004 and 2003 Home City did not participate in any loans originated by other institutions. Although Home City generally does not sell loans, it sold a participation in two such loans in 2003 to remain within the loans to one borrower limitation.

          The following table presents Home City’s loan origination and participation activity for the years indicated:

	December 31,
	2004	2003
	(Dollars in thousands)
Loans originated:
One- to four-family residential real estate (1)	$16,960	$21,042
Multifamily residential real estate	1,076	60
Nonresidential real estate	6,364	7,814
Commercial	12,994	7,812
Consumer	2,342	2,461

Total loans originated	$39,736	$39,189

Loans purchased	0	0

Reductions:
Principal repayments	(34,937)	(40,126)
Sales of loans	(117)	(167)
Increase (decrease) in other items, net (2)	(1,127)	201

Net increase (decrease)	$3,555	$(903)

(1)	Includes construction loans.

(2)	Consists of unearned and deferred fees, costs and the allowance for loan losses.

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

          Based on such limits, Home City was able to lend approximately $1.9 million to one borrower at December 31, 2004. The largest amount Home City had outstanding to one borrower at December 31, 2004, was $1.6 million. Such loans were secured by commercial real estate properties. All of such loans were current at December 31, 2004.

          The aggregate amount of commercial loans not primarily secured by real estate that Home City may have outstanding may not exceed 20% of Home City’s total assets, and any amount in excess of 10% of total assets must be for small business loans. At December 31, 2004, Home City was in compliance with those limitations.

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

          The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	December 31, 2004			December 31, 2003
			Percent			Percent
			of total			of total
	Number	Amount	loans	Number	Amount	loans
			(Dollars in thousands)
Loans delinquent for (1):
30-59 days	16	$724	0.55%	28	$1,550	1.22%
60-89 days	9	720	0.55	3	127	0.10
90 days and over	4	195	0.15	13	543	0.42

Total delinquent loans	29	$1,639	1.25%	44	$2,220	1.74%

(1)	The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

          The following table sets forth information with respect to the nonaccrual status of Home City’s loans which are 90 days or more past due and other non-performing assets at the dates indicated:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
Residential	$195	$170	$173
Nonresidential	0	0	0
Commercial	0	27	0
Consumer	0	0	0

Subtotal non-accrual loans	$195	$197	$173

Loans 90 days or more past due and still accruing	0	346	250

Total non-performing loans	$195	$543	$423

Real estate owned	250	31	145

Total non-performing assets	$445	$574	$568

Total loan loss allowance	$760	$995	$503
Total non-performing assets as a percentage of total assets	0.28%	0.38%	0.38%
Loan loss allowance as a percent of non-performing loans	389.74%	183.24%	118.91%

          During the fiscal year ended December 31, 2004, $ 10,000 in interest income was recognized and an additional $6,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 15. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms. For additional information, see Note 3 of the Notes to Financial Statements.

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

          The aggregate amount of Home City’s classified assets at the dates indicated were as follows:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Classified assets:
Substandard	$1,780	$3,044	$2,166
Doubtful	243	216	32

Total classified assets	$2,023	$3,260	$2,198

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

          The following table sets forth an analysis of Home City’s allowance for loan losses for the years indicated:

	(Dollars in thousands)
	2004	2003
Balance at beginning of year	$995	$503
Charge-offs:
Residential loans	$(385)	$(11)
Consumer loans	(56)	(10)
Commercial loans	0	(2)

Subtotal charge-offs	$(441)	$(23)
Recoveries	6	15

Net charge-offs	$(435)	$(8)
Provision for loan losses (charged to operations)	200	500

Balance at end of year	$760	$995

Ratio of net charge-offs to average net loans outstanding during the year	0.34%	0.01%
Ratio of allowance for loan losses to total loans	0.58%	0.78%

          The following table sets forth the allocation of Home City’s allowance for loan losses at the dates indicated:

	December 31,
	(Dollars in thousands)
	2004	2003
Allowance for loan losses:

Residential loans	$301	$467
Consumer loans	25	52
Commercial loans	434	476

	760	995
Unallocated	0	0

Total allowance for loan losses	$760	$995

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

     The following table sets forth the composition of Home City’s mortgage-backed securities at the dates indicated:

	December 31, 2004		December 31, 2003
		(Dollars in thousands)
	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value
GNMA, FHLMC and FNMA certificates	$1,705	$1,705	$3,034	$3,035

Total mortgage-backed securities	$1,705	$1,705	$3,034	$3,035

     The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Home City’s mortgage-backed securities at December 31, 2004. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2004
			After one to		After five to				Total mortgage-backed
	One year or less		five years		ten years		After ten years		securities portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	value	yield	value	yield	value	yield	value	yield	value	value	yield
	(Dollars in thousands)
GNMA, FHLMC & FNMA certificates	$0	0%	$974	2.01%	$0	0%	$731	2.43%	$1,705	$1,705	2.19%

Total	$0	0%	$974	2.01%	$0	0%	$731	2.43%	$1,705	$1,705	2.19%

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

     The following table sets forth information concerning Home City’s investments at the dates indicated:

	At December 31,				At December 31,
	2004				2003
	Carrying	% of	Market	% of	Carrying	% of	Market	% of
	value	total	value	total	value	total	value	total
	(Dollars in thousands)
Interest-bearing demand deposits in other financial institutions	$6,529	41.26%	$6,529	41.26%	$1,876	13.64%	$1,876	13.64%
Federal funds sold	2,207	13.95	2,207	13.95	7,562	54.97	7,562	54.97
Investment securities:
U.S. Treasury and government agencies	3,595	22.72	3,595	22.72	211	1.53	211	1.53
Other asset-backed securities	476	3.01	476	3.01	682	4.96	682	4.96
Municipal securities (1)	0	0	0	0	404	2.94	404	2.94
Equity securities:
FHLB stock	2,360	14.91	2,360	14.91	2,265	16.46	2,265	16.46
FNMA preferred stock	656	4.15	656	4.15	757	5.50	757	5.50

Total investments	$15,823	100.00%	$15,823	100.00%	$13,757	100.00%	$13,757	100.00%

(1)	Bonds issued mainly by local school districts and municipalities.

     The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City’s investment securities at December 31, 2004.

	At December 31, 2004
	One year or less		After one to five years		After five years
	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield
			(Dollars in thousands)
Investment securities:
U.S. Treasury and government agencies	$3,349	2.25%	$246	3.17%	$0	0
Other asset-backed securities	0	0	297	3.91%	179	1.86%
Equity securities: (1)
FNMA preferred stock	656	2.18%	0	0	0	0

Total investments	$4,005	2.24%	$543	3.57%	$179	1.86%

(1)	By their nature, equity securities have no maturity date.

	At December 31, 2004
	Average			Weighted-
	life	Carrying	Market	average
	in years	value	value	yield
	(Dollars in thousands)
Investment securities:
U.S. Treasury and government agencies	0.30	$3,595	$3,595	2.31%
Other asset-backed securities	1.70	476	476	3.14%
Equity securities (1)		656	656	2.18%

Total		$4,727	$4,727	2.38%

(1)	By their nature, equity securities have no maturity date.

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

     At December 31, 2004, Home City’s certificates of deposit totaled $50.8 million, or 47.38% of total deposits. Of such amount, approximately $21.3 million in certificates of deposit mature within one year. Based on past experience and Home City’s prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB and commercial banks as alternatives to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:

	At December 31,
	2004		2003
		Percent		Percent
		of total		of total
	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Transaction accounts:
Demand	$5,235	4.89%	$5,352	5.15%
NOW accounts (1)	4,344	4.05	3,955	3.81
Passbook/statement savings accounts (2)	46,829	43.68	43,400	41.76

Total transaction accounts	56,408	52.62	52,707	50.72

Certificates of deposit:
1.01 - 2.00%	4,592	4.28	7,897	7.60
2.01 - 4.00%	33,723	31.46	23,943	23.04
4.01 - 6.00%	12,214	11.39	17,015	16.37
6.01 - 8.00%	267	0.25	2,360	2.27

Total certificates of deposit	50,796	47.38	51,215	49.28

Total deposits (3)	$107,204	100.00%	$103,922	100.00%

(1)	Home City’s weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At December 31, 2004 and 2003, the weighted-average rates on NOW accounts were 0.39% and 0.79%, respectively.

(2)	Home City’s weighted-average rate on passbook/statement savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook/statement savings accounts was 1.63% and 1.89% at December 31, 2004 and 2003, respectively.

(3)	Retirement accounts are included in the various certificates of deposit balances. Retirement accounts totaled $8.2 million and $7.7 million as of December 31, 2004 and 2003, respectively.

     The following table shows rate and maturity information for Home City’s certificates of deposit as of December 31, 2004:

	Amount Due
		Over	Over
	Up to	1 year to	2 years to	Over
Rate	1 year	2 years	3 years	3 years	Total
	(Dollars in thousands)
1.01 - 2.00%	$3,964	$628	$0	$0	$4,592
2.01 - 4.00%	12,620	13,898	5,170	2,035	33,723
4.01 - 6.00%	4,524	6,082	1,504	104	12,214
6.01 - 8.00%	150	117	0	0	267

Total certificates of deposit	$21,258	$20,725	$6,674	$2,139	$50,796

     The following table presents the amount of Home City’s certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 2004.

Maturity	Amount
(Dollars in thousands)
Three months or less	$1,755
Over 3 months to 6 months	1,394
Over 6 months to 12 months	3,014
Over 12 months	9,085

Total	$15,248

     The following table sets forth Home City’s deposit account balance activity for the years indicated:

	Year ended December 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$103,922	$99,119

New deposits received less withdrawals	1,215	2,549

Interest credited	2,067	2,254

Ending balance	$107,204	$103,922

Net increase	$3,282	$4,803

Percentage increase	3.16%	4.85%

     Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See “REGULATION — Federal Home Loan Banks.” As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets one of the Qualified Thrift Lender Tests (the “QTL Tests”). See “REGULATION - Qualified Thrift Lender Test.” If an association meets one of the QTL Tests, it will be eligible for 100% of the advances permitted. If an association does not meet one of the QTL Tests, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 2004, Home City met at least one of the QTL Tests.

Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:

	Year ended December 31,
	2004	2003
	(Dollars in thousands)
Average balance outstanding	$34,557	$36,350

Maximum amount outstanding at any month end during the year	$36,722	$41,102

Balance outstanding at end of year	$35,120	$34,764

Weighted-average interest rate during the year	5.60%	5.49%

Weighted-average interest rate at end of year	5.57%	5.61%

     Based upon Home City’s eligible mortgage collateral, total FHLB advances are limited to approximately $47.2 million.

Subsidiaries

     Home City owns all of the outstanding shares of Homciti Service Corp., an Ohio corporation (“Homciti”). Homciti owns common stock in Intrieve, Incorporated (“Intrieve”), a data processing company which services Home City. At December 31, 2004, the aggregate book value of the Intrieve stock was approximately $15,000.

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

Personnel

     As of December 31, 2004, Home City had thirty full-time employees and seven part-time employees. Management believes that relations with its employees are good. HCFC offers health and life insurance benefits to all eligible employees of Home City. None of the employees of Home City is represented by a collective bargaining unit.

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

     For information concerning Home City’s capital, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION — Liquidity and Capital Resources.”

     The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association’s designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City’s capital at December 31, 2004, met the standards for the highest level, a “well capitalized association”.

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

     Qualified Thrift Lender Tests. Savings associations must meet one of two tests in order to be a qualified thrift lender (“QTL”). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (“QTIs”). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Code”). In order for an institution to meet the definition of a “domestic building and loan association” under the Code, at least 60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL Tests under certain circumstances. If a savings association fails to meet either one of the QTL Tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 2004, Home City had QTIs equal to approximately 87.4% of its total portfolio assets.

     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association’s total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of the board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at December 31, 2004.

     Savings associations must also comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA limit the extent to which the savings institution or its subsidiaries may engage in specified transactions with affiliates and require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. Home City was in compliance with these requirements and restrictions at December 31, 2004.

     Holding Company Regulation. HCFC is a savings and loan holding company within the meaning of the Home Owners’ Loan Act (the “HOLA”). As such, HCFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the “SEC”).

     HCFC is a unitary savings and loan holding company, (i.e., it owns only one savings association). There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL Tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2004, Home City met at least one of the QTL Tests. See “Qualified Thrift Lender Tests.”

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

     Reserve Requirements. Federal Reserve Bank (“FRB”) regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $47.6 million (subject to an exemption of up to $7.0 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $47.6 million. These percentages are subject to adjustment by the FRB. At December 31, 2004, Home City was in compliance with its reserve requirements.

     Federal Home Loan Banks. The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City’s residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $2,360,000 at December 31, 2004.

     FHLB advances to members such as Home City who meet one of the QTL Tests are generally limited to the lower of (i) 50% of the member’s assets or (ii) 20 times the member’s investment in FHLB stock. At December 31, 2004, Home City’s maximum limit on advances was approximately $47.2 million and Home City’s advances totaled $35.1 million. The granting of advances is subject also to the FHLB’s collateral and credit underwriting guidelines.

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

     The balance of the pre-1988 reserves is subject to the provisions of Section 593(e) as modified by the Small Business Jobs Protection Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1998 reserves would be reduced and Home City’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2004, Home City’s pre-1988 reserves for tax purposes totaled approximately $1.1 million. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.

     The tax returns of HCFC and its consolidated subsidiaries have been audited or closed without audit through fiscal year 2000. In the opinion of management, any examination of open returns would not result in a deficiency that could have a material adverse effect on the consolidated financial condition of HCFC.

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

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board recently issued Statement No. 123 (R) “Share-Based Payment”, which requires the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company expects to first apply the new statement during its fiscal year ending December 31, 2005. The impact of applying the new statement has not been determined.

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

     The following table sets forth certain information at December 31, 2004, regarding the ownership by Home City of land, building and improvements, other than real estate acquired through foreclosure or deed in lieu of foreclosure.

	Year	Square	Net
Location	acquired	footage	book value (1)
63 West Main Street, Springfield, Ohio 45502	1975	5,839	$288,000
2454 North Limestone Street, Springfield, Ohio 45503	1999	13,000	$2,502,000

(1)	At December 31, 2004, Home City’s properties and equipment had a total net book value of $3,602,000.

(2)	For additional information regarding Home City’s properties and equipment, see Notes 1 and 4 of Notes to Consolidated Financial Statements.

ITEM 3. Legal Proceedings

     Neither Home City nor HCFC is presently involved in any legal proceedings of a material nature. From time to time, Home City is party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home City.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

ITEM 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchase of Equity Securities

     There were 835,690 common shares of HCFC outstanding on December 31, 2004, held of record by approximately 330 shareholders. Price information with respect to HCFC’s common shares is quoted on The Nasdaq SmallCap Market (“Nasdaq”) under the symbol “ HCFC “ . The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below, as well as the dividends declared. The price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
High	$17.000	$18.250	$17.650	$16.470
Low	$15.500	$16.270	$14.550	$15.010
Dividend declared	$0.110	$0.110	$0.110	$0.110

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
High	$13.410	$14.190	$15.299	$17.480
Low	$11.700	$12.520	$12.400	$14.970
Dividend declared	$0.110	$0.110	$0.110	$0.110

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

     An application must be submitted and approval from the OTS must be obtained (1) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the bank’s retained net income for the preceding two years; (2) if the bank will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the bank and the OTS (or the FDIC), or a condition imposed on the bank in an OTS-approved application or notice; or (4) if the bank has not received certain favorable examination ratings from the OTS.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

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

     Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1.	Financial Condition: Management’s statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2004.

2.	Comparison of Results of Operations for the Fiscal Years Ended December 31, 2004 and 2003. Provision for Loan Losses: Management’s statements regarding the adequacy of the allowance for loan losses at December 31, 2004.

3.	Liquidity and Capital Resources: Management’s belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

Financial Condition

     HCFC’s consolidated total assets amounted to $156.2 million at December 31, 2004, an increase of $4.4 million, or 2.93%, over the $151.8 million in total assets at December 31, 2003. Such increase in assets was funded primarily by the $3.3 million net increase in deposits which was mainly used to support the $3.6 million net growth in the loan portfolio.

     Cash and cash equivalents and investment securities totaled $16.0 million at December 31, 2004, an increase of $465,000, or 2.99%, from December 31, 2003. During the year ended December 31, 2004, $8.0 million of investment securities matured. Those proceeds, together with $554,000 received from the sale of securities and ongoing repayments of loans and mortgage-backed securities, were used to purchase $10.0 million of short-term investment securities. With interest rates starting to emerge from historically low levels, HCFC continues to monitor the maturities of its investments so as to minimize extension risk while still obtaining a reasonable return on its investments in the short term.

     Net loans receivable totaled $130.1 million at December 31, 2004, an increase of $3.6 million, or 2.81%, from the $126.5 million total at December 31, 2003. During the year ended December 31, 2004, loan originations amounted to $39.7 million, with one- to four-family mortgage loans comprising $17.0 million and commercial lending comprising $13.0 million. Such originations were partially offset by principal repayments of $34.9 million.

     Home City’s allowance for loan losses totaled $760,000 at December 31, 2004, which represented 0.58% of total loans and 389.74% of non-performing loans. At December 31, 2003, the allowance for loan losses totaled $995,000, an amount which represented 0.78% of total loans and 183.24% of non-performing loans. Even though the pace of economic recovery has been slower and unemployment levels have been higher in our demographic area, our delinquency statistics have still improved. Management has continued to emphasize the consideration of both local and national economic factors in determining the adequacy of the allowance for loan losses.

     Non-performing loans were $195,000 and $543,000 at December 31, 2004 and 2003, respectively, and represented 0.12% and 0.36% of total assets at such dates. All loans classified as non-performing at December 31, 2004, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold, or foreclosure action was being initiated. Although management believes that its allowance for loan losses at December 31, 2004, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods. Such additions could adversely affect HCFC’s results of operations

     Deposits totaled $107.2 million at December 31, 2004, an increase of $3.3 million, or 3.16%, from $103.9 million at December 31, 2003. While time deposits decreased by $400,000, other deposits increased by $3.7 million, mostly resulting from continued customer acceptance of our tiered Prime Statement Savings account. Home City closely monitors its certificate maturities and the composition of its Prime Statement Savings deposits and offers competitive interest rates in its deposit market. Advances from the FHLB increased from $34.8 million at December 31, 2003, to $35.1 million at December 31, 2004, an increase of $356,000, or 1.02%.

     Shareholders’ equity totaled $12.7 million at December 31, 2004, an increase of $828,000, or 3.01%, from $11.9 million at December 31, 2003, primarily due to undistributed net earnings of $319,000 and the net effect of stock options exercised of $358,000.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2004 and 2003

     General. Net income for the year ended December 31, 2004, was $682,000, an increase of $33,000, or 5.08%, from the $649,000 in net income recorded in 2003. The increase in net income resulted primarily from the $300,000 decrease in the provision for loan losses which was partially offset by a $115,000 decrease in net interest income, a $94,000 increase in noninterest expense, a $15,000 decrease in noninterest income and an increase of $43,000 in the provision for federal income taxes.

     Net Interest Income. Net interest income totaled $4.4 million for the year ended December 31, 2004, a decrease of $115,000, or 2.55%, from the $4.5 million recorded in 2003. Interest income on loans decreased by $483,000, or 5.42%, during 2004 almost entirely due to a decrease in yield from 6.96% in 2003 to 6.59% in 2004 since the average balance of the loans outstanding remained virtually unchanged. Interest income on investment securities increased by $34,000, or 0.70%, for the year ended December 31, 2004, compared to fiscal 2003, as the average balance increased by $514,000 year-to-year and the related yield increased by 30 basis points to 2.18% in 2004. The average investment in federal funds sold during 2004 was $4.5 million, compared to an average investment of $3.1 million in 2003, which yielded 1.05% in 2004, compared to 0.97% in 2003, resulting in increased interest of $17,000.

     Interest expense on deposits decreased by $224,000, or 8.42%, during 2004, due primarily to a decrease in the weighted-average rate from 2.81% in 2003 to 2.43% in 2004, being offset partially by an increase in the average balance of deposits outstanding of $5.7 million, or 6.07%. Interest expense on FHLB advances decreased by $60,000, or 3.01%, primarily due to a decrease of $1.8 million, or 4.93%, in the average balance of advances offset partially by an increase in the weighted-average rate from 5.49% in 2003 to 5.60% in 2004.

     As a result of the foregoing changes in interest income and interest expense, the interest rate spread decreased by 21 basis points, to 2.74% for 2004, as compared to 2.95% for 2003, while the net interest margin decreased by 20 basis points to 3.00% for the year ended December 31, 2004, from 3.20% for last year.

     Provision for Loan Losses. Home City maintains an allowance for loan losses in an amount that, in management’s judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles (“GAAP”). The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of Home City’s loan portfolio, the economy, changes in real estate values and interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2004. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

     Home City had net charge-offs of $435,000 and $8,000 during the years ended December 31, 2004 and 2003, respectively. Home City’s charge-off history is a product of a variety of factors, including Home City’s underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate made up 86.42% of Home City’s loan portfolio, and, of that, the portion of loans secured by first mortgages on one- to four-family residential real estate was 49.14% of total loans at December 31, 2004. Such loans typically present less risk to a lender than loans not secured by real estate. Substantially all of Home City’s loans are secured by properties in its primary market area.

     The provision for loan losses was $200,000 and $500,000 for the years ended December 31, 2004 and 2003, respectively. The ratio of non-performing loans to total assets decreased to 0.12% in 2004 from 0.36% in 2003. At December 31, 2004 and 2003, Home City had a ratio of allowance for loan losses to total loans of 0.58% and 0.78%, respectively, and ratios of allowance for loan losses to non-performing loans of 389.74% and 183.24%. Due to such ratios of non-performing loans to total assets, historical charge-offs, delinquency history, and the increase in commercial lending, the provisions of

$200,000 and $500,000 made in 2004 and 2003, respectively, were deemed appropriate by management to absorb reasonably foreseeable loan losses.

     Noninterest Income. Noninterest income totaled $239,000 for the year ended December 31, 2004, a decrease of $15,000, or 5.91%, from the $254,000 recorded in 2002. The decrease resulted primarily from a decrease of $11,000 in net gains recognized on the sale of securities.

     Noninterest Expense. Noninterest expense increased by $94,000, or 2.80%, to a total of $3.5 million for the year ended December 31, 2004, as compared to 2003. Increases in components of noninterest expense were led by an increase in salaries and employee benefits of $203,000, or 12.19%, mainly reflecting the cost of transitional personnel related decisions and increased hospitalization expense. The main offset was a decreased in professional fees of $79,000, or 23.87%, primarily due to decreased legal and loan review fees.

     Federal Income Taxes. The provision for federal income taxes totaled $307,000 for the year ended December 31, 2004, an increase of $43,000, or 16.29%, from the $264,000 provision recorded in fiscal 2003. This increase was primarily the result of a greater percentage of taxable income in 2004, which resulted in an effective tax rate of 31.04% in 2004 versus 28.92% in 2003.

     Critical Accounting Policies. The accounting and reporting policies of Home City are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Home City’s significant accounting policies are described in detail in the notes to Home City’s consolidated financial statements for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of Home City’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

	Year ended December 31,
	2004			2003
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$3,845	$26	0.70%	$150	$1	0.67%
Federal funds sold	4,495	47	1.05	3,058	30	0.97
Time deposits	0	0	0.00	12	0	1.27
Investment securities (1)	8,112	178	2.19	7,598	143	1.88
Federal Home Loan Bank Stock	2,300	95	4.13	2,210	88	4.00
Loans receivable (2)	127,826	8,426	6.59	127,972	8,909	6.96

Total interest-earning assets (3)	146,578	8,772	5.98	141,000	9,171	6.50

Non-interest-earning assets:
Other non-earning assets	9,050			9,943
Less: Allow for loan losses	(760)			(714)

Total assets	$154,868			$150,229

Interest-bearing liabilities:

NOW accounts	$3,419	$13	0.39%	$3,303	$26	0.79%
Money market accounts	644	3	0.41	680	8	1.11
Passbook accounts	45,302	740	1.63	39,150	740	1.89
Certificates of deposit	51,045	1,679	3.29	51,531	1,885	3.66

Total deposits	100,410	2,435	2.43	94,664	2,659	2.81

FHLB advances	34,557	1,935	5.60	36,350	1,995	5.49

Total interest-bearing liabilities	134,967	4,370	3.24	131,014	4,654	3.55

Non-interest-bearing liabilities	7,539			7,522

Total liabilities	142,506			138,536

Total shareholders’ equity	12,362			11,693

Total liabilities and shareholders’ equity	$154,868			$150,229

Net interest income; net interest rate spread		$4,402	2.74%		$4,517	2.95%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.00%			3.20%

Average interest-earning assets to interest-bearing liabilities			108.60%			107.62%

(1)	Includes $10,000 and $21,000 of nontaxable municipal income recorded in 2004 and 2003, respectively. The tax-equivalent yield on investments is 2.26% and 2.03 % for 2004 and 2003, respectively.

(2)	Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

(3)	Tax-equivalent yield on interest-earning assets is 5.99% and 6.51% for 2004 and 2003, respectively.

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

	Year ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase			Increase
	(decrease)			(decrease)
	due to			due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income attributable to:
Interest-earning demand deposits	$24	$1	$25	$(0)	$(1)	$(1)
Federal funds sold	14	3	17	20	(9)	11
Investment securities	10	25	35	(183)	(219)	(402)
Federal Home Loan Bank stock	4	3	7	4	(14)	(10)
Loans receivable	(10)	(473)	(483)	578	(785)	(207)

Total interest income	42	(441)	(399)	419	(1,028)	(609)

Interest expenses attributable to:
NOW accounts	1	(14)	(13)	4	(6)	(2)
Money market accounts	0	(5)	(5)	0	(5)	(5)
Passbook savings accounts	116	(116)	0	357	(126)	231
Certificates of deposit	(18)	(188)	(206)	(741)	(785)	(1,526)
Federal Home Loan Bank advances	(98)	38	(60)	4	(22)	(18)

Total interest expense	1	(285)	(284)	(376)	(944)	(1,320)

Increase (decrease) in net interest income	$41	$(156)	$(115)	$795	$(84)	$711

Asset and Liability Management

     Home City, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Home City uses the net portfolio value (“NPV”) methodology adopted by the OTS as part of its capital regulations but the enforcement of which has been waived by the OTS.

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

     Presented below, as of December 31, 2004, is an analysis of Home City’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City’s strong capital position.

     As illustrated in the table, Home City’s NPV is slightly more sensitive to declining rates than rising rates. Differences in sensitivity occur principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. As a result, in a rising interest rate environment, the amount of interest Home City would receive on its loans would increase relatively slowly as loans are slowly repaid and new loans at higher rates are made. Moreover, the interest Home City would pay on its deposits would increase because Home City’s deposits generally have shorter periods to repricing. Because Home City has not originated loans in accordance with traditional secondary market guidelines, the sale of fixed-rate loans may be difficult. In addition, increases in interest rates can also result in the flow of funds away from savings institutions into direct investments or other investment vehicles, such as mutual funds, which may pay higher rates of return than savings institutions. Assumptions used in calculating the amounts in this table are OTS assumptions.

		At December 31, 2004
Change in interest rate	Board limit	$ change		% change
(basis points)	% change	in NPV		in NPV
	(Dollars in thousands)
+300	(55)%	$1,046		6%
+200	(35)	1,322		8
+100	(20)	1,073		6
0	0	0		0
-100	(20)	(1,273)		(7)
-200	(35)	—	(1)	—	(1)
-300	(55)	—	(1)	—	(1)

(1)	As a result of the low interest rate environment at December 31, 2004, the OTS NPV Model did not produce results for the minus 200 and 300 basis point scenario.

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

     If interest rates continue to rise from the recent levels, Home City’s net interest income will be slightly positively affected, although those same rising interest rates may negatively affect Home City’s earnings due to diminished loan demand. In order to maintain Home City’s net interest margin, management is continually developing and modifying their strategies to stimulate the demand for quality loans and tailoring the types of loan products available that can be adjusted to match the current market conditions. Additional alternative sources of funding are being explored in anticipation of possible interest rate fluctuations.

Liquidity and Capital Resources

     Home City’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years presented:

	Year ended December 31,
	2004	2003
	(Dollars in thousands)
Net income	$682	$649
Adjustments to reconcile net income to net cash from operating activities	(9)	1,222

Net cash provided by operating activities	673	1,871
Net cash provided by (used in) investing activities	(5,209)	1,399
Net cash provided by financing activities	3,658	1,142

Net change in cash and cash equivalents	(878)	4,412
Cash and cash equivalents at beginning of year	10,473	6,061

Cash and cash equivalents at end of year	$9,595	$10,473

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

     OTS regulations require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 2004, Home City’s regulatory liquidity ratio was 18.79% of its average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. At such date, Home City had commitments to originate loans totaling $2.2 million and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially. See Note 9 of the Notes to Consolidated Financial Statements.

     Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. Home City exceeded all of its capital requirements at December 31, 2004 and 2003.

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

     OTS regulations require that savings associations maintain “risk-based capital” in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes a general loan loss allowance of $760,000 at December 31, 2004.

     The following table summarizes Home City’s regulatory capital requirements and actual capital (see Note 9 of the Notes to Consolidated Financial Statements for regulatory capital amounts) at December 31, 2004:

					Excess of actual
					capital over current
	Actual capital		Current requirement		requirement		Applicable
	Amount	Percent	Amount	Percent	Amount	Percent	asset total
	(Dollars in thousands)
Tangible capital	$12,204	7.8%	$2,342	1.5%	$9,862	6.3%	$156,118
Core capital	12,204	7.8	6,245	4.0	5,959	3.8	156,118
Risk-based capital	12,964	11.6	8,981	8.0	3,983	3.6	112,262

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Home City Financial Corporation
Springfield, Ohio

We have audited the accompanying consolidated balance sheets of Home City Financial Corporation as of December 31, 2004 an 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home City Financial Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD. LLP

Cincinnati, Ohio
February 14, 2005

Home City Financial Corporation — CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
	2004	2003
ASSETS
Cash and due from banks	$859	$1,035
Interest-bearing demand deposits	6,529	1,876
Federal funds sold	2,207	7,562

Cash and cash equivalents	9,595	10,473

Available-for-sale securities	6,432	5,089
Loans, net of allowance for loan losses of $760 and $995 at December 31, 2004 and 2003	130,067	126,512
Premises and equipment	3,602	3,812
Federal Home Loan Bank stock	2,360	2,265
Interest receivable	544	578
Cash surrender value of life insurance	3,067	2,952
Other	557	103

TOTAL ASSETS	$156,224	$151,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$5,235	$5,352
Savings, NOW and money market	51,173	47,355
Time	50,796	51,215

Total deposits	107,204	103,922

Federal Home Loan Bank advances	35,120	34,764
Interest payable and other liabilities	1,165	1,191

TOTAL LIABILITIES	143,489	139,877

Shareholders’ Equity
Preferred shares, no par value: authorized 1,000,000 shares; none issued
Common shares, no par value: authorized 5,000,000 shares; issued - 981,913 and 962,200 shares
Additional paid-in capital	6,325	6,130
Retained earnings	8,868	8,549
Unearned Recognition and Retention Plan (RRP) shares	(69)	(185)
Unearned Employee Stock Ownership Plan (ESOP) shares	(221)	(229)
Accumulated other comprehensive loss	(178)	(92)
Treasury shares, at cost: 146,223 and 167,800 shares	(1,990)	(2,266)

TOTAL SHAREHOLDERS’ EQUITY	12,735	11,907

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$156,224	$151,784

See notes to consolidated financial statements.

Home City Financial Corporation — CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands,
	except per share
	amounts)
	December 31,
	2004	2003
INTEREST AND DIVIDEND INCOME
Loans	$8,426	$8,909
Securities	178	143
Federal funds sold	47	30
Dividends on Federal Home Loan Bank stock	95	88
Deposits with financial institutions	26	1

TOTAL INTEREST AND DIVIDEND INCOME	8,772	9,171

INTEREST EXPENSE
Deposits	2,435	2,659
Borrowings	1,935	1,995

TOTAL INTEREST EXPENSE	4,370	4,654

NET INTEREST INCOME	4,402	4,517
Provision for Loan Losses	200	500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,202	4,017

NONINTEREST INCOME
Service charges on deposits	39	38
Net realized gains on sales of available-for-sale securities	6	17
Life insurance	142	137
Other	52	62

TOTAL NONINTEREST INCOME	239	254

NONINTEREST EXPENSE
Salaries and employee benefits	1,868	1,665
Net occupancy expense	282	337
Equipment expense	222	215
Data processing fees	232	245
Professional fees	252	331
Franchise taxes	150	146
Other	446	419

TOTAL NONINTEREST EXPENSE	3,452	3,358

Home City Financial Corporation — CONSOLIDATED STATEMENTS OF INCOME (continued)

	(Dollars in thousands,
	except per share
	amounts)
	December 31,
	2004	2003
Income before income tax	$989	$913

Provision for income taxes	307	264

NET INCOME	$682	$649

EARNINGS PER SHARE
Basic	$0.86	$0.87
Diluted	0.84	0.85

See notes to consolidated financial statements.

Home City Financial Corporation — CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Dollars in thousands)
						Accum-
						ulated
						Other
						Compre-
		Additional		Unearned	Unearned	hensive
		Paid-in	Retained	Compen-	ESOP	Income	Treasury
	Shares	Capital	Earnings	sation	Shares	(Loss)	Shares	Total
Balance, January 1, 2003	952,200	$6,013	$8,246	$(111)	$(305)	$(18)	$(2,266)	$11,559

Comprehensive income
Net income			649					649
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect						(74)		(74)

Total comprehensive income								575

Stock options exercised	10,000	117						117
Dividends on common shares, $.44 per share			(346)					(346)
Purchase of new shares and amortization of unearned compensation expense				(74)				(74)
ESOP shares earned					76			76

Balance, December 31, 2003	962,200	6,130	8,549	(185)	(229)	(92)	(2,266)	11,907

Comprehensive income
Net income			682					682
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect						(86)		(86)

Total comprehensive income								596

Purchase of treasury shares (24,420)							(411)	(411)
Stock options exercised
From treasury (45,997)		(149)					687	538
New issue	19,713	231						231
Dividends on common shares, $.44 per share			(363)					(363)
Amortization of unearned compensation expense		(101)		116				15
ESOP shares earned		214			8			222

Balance, December 31, 2004	981,913	$6,325	$8,868	$(69)	$(221)	$(178)	$(1,990)	$12,735

See notes to consolidated financial statements.

Home City Financial Corporation — CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands)
	Year ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$682	$649
Items not requiring (providing) cash
Depreciation and amortization	237	231
Provision for loan losses	200	500
Amortization of premiums and discounts on securities	4	99
Deferred income taxes	95	(141)
Increase in cash surrender value of life insurance	(115)	(123)
Employee Stock Ownership Plan compensation expense	222	76
Recognition and Retention Plan compensation expense	15	(74)
Net realized gains on available-for-sale securities	(6)	(17)
FHLB stock dividends	(95)	(88)
Changes in
Interest receivable	34	22
Other assets	(549)	228
Interest payable and other liabilities	(51)	509

Net cash provided by operating activities	673	1,871

INVESTING ACTIVITIES
Net change in interest-bearing deposits	0	24
Purchases of available-for-sale securities	(9,968)	(3,152)
Proceeds from maturities of available-for-sale securities	7,986	2,275
Proceeds from the sales of available-for-sale securities	555	1,956
Net change in loans	(3,755)	403
Purchase of premises and equipment	(27)	(107)

Net cash provided by (used in) investing activities	(5,209)	1,399

FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	3,701	17,613
Net decrease in certificates of deposit	(419)	(12,810)
Proceeds from Federal Home Loan Bank advances	4,500	9,750
Repayment of Federal Home Loan Bank advances	(4,144)	(13,185)
Proceeds from stock options exercised	769	117
Dividends paid	(363)	(346)
Purchase of treasury shares	(411)	0
Net increase in advances from borrowers for taxes and insurance	25	3

Net cash provided by financing activities	3,658	1,142

Increase (Decrease) in Cash and Cash Equivalents	(878)	4,412

Cash and Cash Equivalents, Beginning of Year	10,473	6,061

Cash and Cash Equivalents, End of Year	$9,595	$10,473

Supplemental Cash Flows Information
Interest paid	$4,371	$4,712
Income taxes paid (net of refunds)	441	0

See notes to consolidated financial statements.

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.

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

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	(Dollars in thousands)
	Year ended December 31,
	2004	2003
Net income, as reported	$682	$649
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	9	6

Pro forma net income	$673	$643

Earnings per share:
Basic — as reported	$0.86	$0.87

Basic — pro forma	$0.85	$0.86

Diluted — as reported	$0.84	$0.85

Diluted — pro forma	$0.83	$0.84

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

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SECURITIES

The amortized cost and approximate fair values of securities are as follows:

	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities
December 31, 2004
U.S. Treasury and government agencies	$3,604	$0	$(9)	$3,595
Mortgage-backed securities	1,705	11	(11)	1,705
Other asset-backed securities	483	1	(8)	476
Equity securities	909	0	(253)	656

Total	$6,701	$12	$(281)	$6,432

December 31, 2003
U.S. government agencies	$210	$1	$0	$211
Mortgage-backed securities	3,034	15	(14)	3,035
Other asset-backed securities	687	0	(5)	682
State and political subdivisions	388	16	0	404
Equity securities	909	0	(152)	757

Total	$5,228	$32	$(171)	$5,089

The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in thousands)
	Amortized	Fair
	Cost	Value
Within one year	$3,354	$3,349
One to five years	250	246

	3,604	3,595
Mortgage-backed securities	1,705	1,705
Other asset-backed securities	483	476
Equity securities	909	656

Totals	$6,701	$6,432

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $0 at December 31, 2004, and $375,000 at December 31, 2003.

Gross gains of $6,000 and $17,000 and gross losses of $0 and $0 resulting from sales of available-for-sale securities were realized for 2004 and 2003, respectively. The tax expense for net gains on security transactions for 2004 and 2003 was $2,000 and $6,000, respectively.

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004, was $5,703,000, which is approx-

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 89% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.

Equity securities consist of two issues of Fannie Mae preferred stock. Management’s conclusion that the declines in fair value for these securities is based on its evaluation of Fannie Mae stock performance in historic interest rate environments and projections. Management believes that mortgage-backed and other asset-backed security declines in fair value are temporary based on available evidence of recent changes in market interest rates. Management has both the intent and ability to hold these investments until more favorable market interest rate scenarios are attained.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	(Dollars in thousands)
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-Sale Securities:
December 31, 2004:
U.S. Treasury and government agencies	$3,595	$9	$0	$0	$3,595	$9
Mortgaged-backed securities	333	3	823	8	1,156	11
Other asset-backed securities	0	0	296	8	296	8
Equity securities	0	0	656	253	656	253

Total	$3,928	$12	$1,775	$269	$5,703	$281

December 31, 2003:
U.S. government agencies	$0	$0	$0	$0	$0	$0
Mortgaged-backed securities	1,446	12	77	2	1,523	14
Other asset-backed securities	682	5	0	0	682	5
Equity securities	0	0	758	152	758	152

Total	$2,128	$17	$835	$154	$2,963	$171

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, include:

	(Dollars in thousands)
	2004	2003
Residential real estate
One- to four-family residential	$64,663	$65,269
Multi-family residential	9,208	6,700
Construction	4,678	5,681
Nonresidential real estate	32,303	31,510
Commercial	15,059	13,733
Consumer and other	6,619	6,338

Total loans	132,530	129,231

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Dollars in thousands)
	2004	2003
Less
Deferred loan fees	(375)	(393)
Undisbursed portion of loans	(1,328)	(1,331)
Allowance for loan losses	(760)	(995)

Net loans	$130,067	$126,512

Activity in the allowance for loan losses was as follows:

	(Dollars in thousands)
	2004	2003
Balance, beginning of year	$995	$503
Provision charged to expense	200	500
Losses charged off, net of recoveries of $6,000 for 2004, and $15,000 for 2003	(435)	(8)

Balance, end of year	$760	$995

Impaired loans totaled $3,707,000 and $1,267,000 at December 31, 2004 and 2003. An allowance for loan losses of $67,000 and $167,000 relates to impaired loans of $1,290,000 and $589,000 at December 31, 2004 and 2003. At December 31, 2004 and 2003, impaired loans of $2,417,000 and $678,000 had no related allowance for loan losses.

Interest of $239,000 and $87,000 was recognized on average impaired loans of $3,105,000 and $1,276,000 for 2004 and 2003. Interest of $236,000 and $85,000 was recognized on impaired loans on a cash basis during 2004 and 2003.

At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $0 and $346,000, respectively. Non-accruing loans at December 31, 2004 and 2003 were $195,000 and $197,000, respectively.

NOTE 4: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in thousands)
	2004	2003
Land	$806	$806
Buildings and improvements	2,489	2,489
Equipment	1,639	1,629

	4,934	4,924
Less accumulated depreciation	(1,332)	(1,112)

Net premises and equipment	$3,602	$3,812

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: INTEREST-BEARING DEPOSITS

Interest-bearing time deposits in denominations of $100,000 or more were $15,248,000 on December 31, 2004, and $12,806,000 on December 31, 2003.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2005	$21,258
2006	20,725
2007	6,674
2008	1,696
2009	443

Total	$50,796

NOTE 6: FEDERAL HOME LOAN BANK ADVANCES

Aggregate annual maturities of FHLB advances at December 31, 2004, are:

(Dollars in thousands)
2005	$1,249
2006	1,030
2007	1,885
2008	2,224
2009	9,560
Thereafter	19,152

Total	$35,120

The Federal Home Loan Bank advances are secured by mortgage loans totaling $50,956,000 at December 31, 2004. Advances, at interest rates from 2.38 percent to 8.35 percent are subject to restrictions or penalties in the event of prepayment.

The Bank has unused letters of credit with the Federal Home Loan Bank aggregating $2,525,000 expiring at various dates from March 8, 2005, through December 20, 2005.

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: INCOME TAXES

The provision for income taxes includes these components

	(Dollars in thousands)
	2004	2003
Taxes currently payable	$212	$405
Deferred income taxes (credit)	95	(141)

Income tax expense	$307	$264

A reconciliation of income tax expense from continuing operations at the statutory rate to the Company’s actual income tax expense from continuing operations is shown below:

	(Dollars in thousands)
	2004	2003
Computed at the statutory rate (34%)	$336	$310
Increase (decrease) resulting from:
Tax exempt interest	(3)	(6)
Cash surrender value of life insurance	(39)	(42)
Nondeductible expenses	4	3
Other	9	(1)

Actual tax expense	$307	$264

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in thousands)
	2004	2003
Deferred tax assets
Allowance for loan losses	$258	$338
Employee benefits	185	140
Nonaccrual loan interest	0	1
Other	29	41
Unrealized losses on available-for-sale securities	92	48

	564	568

Deferred tax liabilities
Depreciation	(104)	(87)
Federal Home Loan Bank stock dividend	(271)	(238)
Deferred loan fees	(50)	(53)

	(425)	(378)

Net deferred tax asset	$139	$190

Retained earnings at December 31, 2004 and 2003, include approximately $1,084,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $368,000 at December 31, 2004 and 2003.

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	(Dollars in thousands)
	2004	2003
Unrealized gains (losses) on securities available for sale	$(125)	$(95)
Reclassification for realized amount included in income	6	17

Other comprehensive loss, before tax effect	(131)	(112)
Tax benefit	45	38

Other comprehensive loss	$(86)	$(74)

NOTE 9: REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios are also presented in the table.

	(Dollars in thousands)
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total risk-based capital (to risk-weighted assets)	$12,964	11.6%	$8,981	8.0%	$11,226	10.0%

Tier I capital (to risk-weighted assets)	12,204	10.9	N/A	N/A	6,736	6.0

Tier I capital (to adjusted total assets)	12,204	7.8	6,245	4.0	7,806	5.0

Tangible capital (to adjusted tangible assets)	12,204	7.8	2,342	1.5	N/A	N/A

As of December 31, 2003
Total risk-based capital (to risk-weighted assets)	$12,644	12.0%	$8,414	8.0%	$10,518	10.0%

Tier I capital (to risk-weighted assets)	11,649	11.1	N/A	N/A	6,311	6.0

Tier I capital (to adjusted total assets)	11,649	7.7	6,077	4.0	7,596	5.0

Tangible capital (to adjusted tangible assets)	11,649	7.7	2,279	1.5	N/A	N/A

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2004, approximately $1,209,000 of retained earnings was available for dividend declaration without prior regulatory approval.

NOTE 10: RELATED PARTY TRANSACTIONS

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

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amount of loans, as defined, to such related parties were as follows:

(Dollars in thousands)
Balances, January 1, 2004	$1,774
New loans, including renewals	2,240
Payments, etc., including renewals	(794)

Balances, December 31, 2004	$3,220

Deposits from related parties held by the Bank at December 31, 2004 and 2003, totaled $407,000 and $875,000, respectively.

NOTE 11: EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company matching 75% of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for 2004 and 2003 were $41,000 and $32,000, respectively.

As part of the conversion in 1996, the Company established an ESOP covering substantially all employees of the Company and Bank. The ESOP acquired shares of the Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, the common stock acquired by the ESOP was shown as a reduction of shareholders’ equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP.

ESOP expense for the years ended December 31, 2004 and 2003, was $175,000 and $76,000.

	2004	2003
Allocated shares	61,363	51,914
Shares released for allocation	9,449	9,449
Unearned shares	17,061	26,510

Total ESOP shares	87,873	87,873

Fair value of unearned shares at December 31	$263,000	$457,000

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 38,088 shares of the Company’s stock to members of the Board of Directors and management. At December 31, 2004, 37,706 shares had been awarded of which 2,414 had been forfeited. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $26,000 and $20,000 for 2004 and 2003, respectively.

NOTE 12: STOCK OPTION PLAN

The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 131,422 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years.

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004, the weighted average remaining contractual life of all options was 6.5 years. A summary of the status of the plan at December 31, 2004 and 2003, and changes during the years then ended is presented below:

	At December 31, 2004		At December 31, 2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	120,506	$12.22	95,935	$11.70

Granted	0	0	34,571	13.51
Exercised	(65,710)	11.70	(10,000)	11.70
Forfeited	(1,000)	17.03	0	0
Expired	0	0	0	0

Outstanding, end of year	53,796	12.76	120,506	12.22

Options exercisable, end of year	26,939	12.12	85,935	11.70

There were no additional options granted during the year 2004.

The following table summarizes information about stock options under the plan outstanding at December 31, 2004:

Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$11.70 to $13.175	51,796	6.38 years	$12.60	26,539	$12.05
$17.03	2,000	8.97 years	$17.03	400	$17.03

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows (Dollars in thousands, except per share data):

		Year Ended December 31, 2004
	Income	Weighted-Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations available to common shareholders	$682	793,233	$0.86

Effect of dilutive securities
Stock options and awards	0	15,453

Diluted earnings per share
Income from continuing operations available to common shareholders and assumed conversions	$682	808,686	$0.84

Stock Awards and options to purchase 4,400 shares of common stock between the price of $17.03 and $17.25 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	(Dollars in thousands)
	At December 31, 2004		At December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$9,595	$9,595	$10,473	$10,473
Available-for-sale securities	6,432	6,432	5,089	5,089
Loans, net	130,067	134,468	126,512	134,747
Federal Home Loan Bank stock	2,360	2,360	2,265	2,265
Cash surrender value of life insurance	3,067	3,067	2,952	2,952
Interest receivable	544	544	578	578

Financial liabilities
Deposits	107,204	107,438	103,922	105,422
Federal Home Loan Bank advances	35,120	37,688	34,764	37,022
Interest payable	178	178	183	183

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2004 and 2003. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2004 and 2003, applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2004 and 2003, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

NOTE 15: COMMITMENTS AND CREDIT RISK

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit-worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2004 and 2003, the Bank had outstanding commitments to originate loans aggregating approximately $2,238,000 and $1,469,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $1,023,000 and $755,000 at December 31, 2004 and 2003, respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $187,000 and $86,000 at December 31, 2004 and 2003, respectively, with a term of seven months.

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

At December 31, 2004, the Bank had granted unused lines of credit to borrowers aggregating approximately $4,454,000 and $4,034,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2003, the Bank had granted unused lines of credit to borrowers aggregating approximately $4,931,000 and $3,252,000 for commercial lines and open-end consumers lines, respectively.

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004, approximately $2,579,000 and $1,460,000 were on deposit at Great Lakes Bankers Bank and Fifth Third Bank, respectively. At December 31, 2003, approximately $7,852,000 and $793,000 were on deposit at Great Lakes Bankers Bank and Fifth Third Bank, respectively.

NOTE 16: FUTURE CHANGE IN ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board recently issued Statement No. 123® “Share-Based Payment”, which requires the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company expects to first apply the new statement during its fiscal year ending December 31, 2005. The impact of applying the new statement has not been determined.

NOTE 17: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY )

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	(Dollars in thousands)
	2004	2003
Assets
Cash	$260	$259
Investment in common stock of subsidiary Bank	12,232	11,539
Advances to subsidiaries	140	1
Other assets	103	108

Total assets	$12,735	$11,907

Shareholders’ Equity	$12,735	$11,907

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Income

	(Dollars in thousands)
	2004	2003
Income
Dividends from subsidiary Bank	$0	$220
Interest income	22	29

Total income	22	249

Expenses
Other expenses	85	116

Income (Loss) Before Income Tax and Equity in Undistributed Income of Subsidiaries	(63)	133

Income Tax Benefit	(22)	(29)

Income (Loss) Before Equity in Undistributed Income of Subsidiaries	(41)	162

Equity in Undistributed Income of Subsidiaries	723	487

Net Income	$682	$649

Condensed Statements of Cash Flows

	(Dollars in thousands)
	2004	2003
Operating Activities
Net income	$682	$649
Items not requiring (providing) cash	(537)	(485)

Net cash provided by operating activities	145	164

Investing Activities—advances to subsidiaries	(139)	108

Financing Activities
Cash dividends paid	(363)	(346)
Purchase of treasury shares	(411)	0
Proceeds from stock options exercised	769	117

Net cash used in financing activities	(5)	(229)

Net Change in Cash and Cash Equivalents	1	43

Cash and Cash Equivalents at Beginning of Year	259	216

Cash and Cash Equivalents at End of Year	$260	$259

Home City Financial Corporation — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize selected quarterly results of operations for 2004 and 2003.

	(Dollars in thousands, except per share data)
December 31, 2004	March	June	September	December
Interest and dividend income	$2,190	$2,159	$2,179	$2,244
Interest expense	1,094	1,084	1,090	1,102
Net interest income	1,096	1,075	1,089	1,142
Provision for loan losses	50	50	42	58
Noninterest income	52	49	57	81
Noninterest expense	867	818	881	886
Income tax expense	63	75	72	97
Net income	168	181	151	182

Earnings per share
Basic	0.21	0.23	0.19	0.23
Diluted	0.21	0.22	0.19	0.22

Dividends per share	0.11	0.11	0.11	0.11

December 31, 2003	March	June	September	December
Interest and dividend income	$2,349	$2,302	$2,301	$2,219
Interest expense	1,249	1,156	1,133	1,116
Net interest income	1,100	1,146	1,168	1,103
Provision for loan losses	90	110	200	100
Noninterest income	89	67	46	52
Noninterest expense	842	867	798	851
Income tax expense	90	55	66	53
Net income	167	181	150	151

Earnings per share
Basic	0.22	0.24	0.20	0.20
Diluted	0.22	0.24	0.20	0.19

Dividends per share	0.11	0.11	0.11	0.11

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

ITEM 8A. Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer have reviewed, as of December 31, 2004, the effectiveness of HCFC’s disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that its disclosure controls and procedures were effective. There were no significant changes in HCFC’s internal controls over financial reporting that occurred during HCFC’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, HCFC’s internal control over financial reporting.

ITEM 8B. Other Information

     Not applicable.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act of the Registrant

     The information set forth under the caption “ELECTION OF DIRECTORS” and “SECTION 16 (a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Definitive Proxy Statement of the Corporation dated March 26, 2004, filed with the United States Securities and Exchange Commission (the “Proxy Statement”) is incorporated by reference herein.

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

     The Board of Directors of HCFC has determined that none of its directors is an “audit committee financial expert” as defined in 17 C.F.R. Section 228.401(e). The SEC’s definition of “audit committee financial expert” in that rule is limited to people who have obtained their financial expertise through certain specified experiences, primarily through the preparation or audit of public company financial statements. HCFC’s Audit Committee members have been chosen by the HCFC Board of Directors based upon a belief that they have the necessary financial knowledge to fulfill the duties of the Audit Committee, and one of such Audit Committee members qualifies as “financially sophisticated” under the rules of The Nasdaq Stock Market. The Board of Directors of HCFC does not believe it is in the best interests of HCFC to recruit another director merely to have a director who meets the SEC’s definition of “audit committee financial expert.”

ITEM 10. Executive Compensation

     The information set forth under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” of the Definitive Proxy Statement is incorporated by reference herein.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption “VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Definitive Proxy Statement is incorporated by reference herein.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	53,796	$12.76	4,712 (1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	53,796	$12.76	4,712 (1)

(1)	Of the 4,712 shares, 1,916 remain available for awards of options and 2,796 remain available for awards under the Home City Financial Corporation Recognition and Retention Plan, which may purchase the shares on the open market rather than from unissued shares of HCFC.

ITEM 12. Certain Relationships and Related Transactions

     The information set forth under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS - Certain Transactions with Home City” of the Definitive Proxy Statement is incorporated by reference herein.

ITEM 13. Exhibits

Exhibits
3.1	Articles of Incorporation (Incorporated by reference)

3.2	Code of Regulations (Incorporated by reference)

10.1	Employment Agreement with Mr. Stapleton (Incorporated by reference)

10.2	Home City Financial Corporation 1997 Stock Option and Incentive Plan (Incorporated by reference)

10.3	Home City Financial Corporation Recognition and Retention Plan and Trust Agreement (Incorporated by reference)

10.4	Deferred Compensation Plan (Incorporated by reference)

21	Subsidiaries

23	Consent of Auditor

31.1	Rule 13a-14(a)/15d-14(a) Certification: CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification: CFO

32	Section 1350 Certification

99.1	Proxy Statement (Incorporated by reference)

99.2	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

ITEM 14. Principal Accountant Fees and Services

     The following table presents fees paid by the Company to BKD for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed for other services rendered by BKD during those periods.

	Year ended	Year ended
Type of fees	December 31, 2004	December 31, 2003
Audit fees (1)	$60,725	$60,600
Audit related fees (2)	3,675	5,785
Tax fees (3)	7,100	6,595
All other fees (4)	-0-	6,805

(1)	Consists of fees for professional services for the audit of HCFC’s annual financial statements and review of financial statements included in HCFC’s Forms 10-QSB, and services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Consists of fees for consultation concerning financial accounting and reporting standards related to the performance of the audit or review of HCFC’s financial statements and ACH audit.

(3)	Consists of fees for professional services with respect to tax compliance and tax planning.

(4)	Consists of fees for organizational assessment.

     The Audit Committee of HCFC pre-approves all services provided to HCFC by its auditors, and all services provided to HCFC described in this Item 14 were so pre-approved.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME CITY FINANCIAL CORPORATION

/s/ J. William Stapleton
J. William Stapleton
President, Chief Executive Officer and Chief Operating Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Glenn W. Collier	/s/ John D. Conroy
Glenn W. Collier	John D. Conroy
Director	Chairman of the Board

March 21, 2005	March 21, 2005
Date	Date

/s/ James M. Foreman	/s/ Terry A. Hoppes
James M. Foreman	Terry A. Hoppes
Director	Director

March 21, 2005	March 21, 2005
Date	Date

/s/ J. William Stapleton	/s/ Charles A. Mihal
J. William Stapleton	Charles A. Mihal
Director President, Chief Executive Officer and Chief Operating Officer	Secretary, Treasurer and Chief Financial Officer (and principal accounting officer)

March 21, 2005	March 21, 2005
Date	Date

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 1997 (the “March 24, 1997, 10-QSB”), Exhibit 3(I).

3.2	Code of Regulations of Home City Financial Corporation	Incorporated by reference to the definitive proxy statement of the registrant filed on March 24, 2003, Exhibit A

10.1	Employment Agreement with Mr. Stapleton	Incorporated by reference to the December 31, 2003, 10-KSB, Exhibit 10.2

10.2	Home City Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s 1997 Definitive Proxy Statement dated September 19, 1997, Exhibit A

10.3	Home City Financial Corporation Recognition and Retention Plan and Trust Agreement	Incorporated by reference to the Registrant’s 1997 Definitive Proxy Statement dated September 19, 1997, Exhibit B

10.4	Deferred Compensation Plan	Incorporated by reference to the December 31, 2003, 10-KSB, Exhibit 10.5

21	Subsidiaries

23	Consent of Auditor

31.1	Rule 13a-14(a)/15d-14(a) Certification: CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification: CFO

32	Section 1350 Certification

91.1	Proxy Statement	Incorporated by reference to the definitive Proxy Statement of the Registrant for the 2005 Annual Meeting of Shareholders of Home City Financial Corporation, filed with the Securities and Exchange Commission.

99.2	Safe Harbor Under the Private Securities Litigation Reform Act of 1995