Form 10QSB
period 2005-03-31
HOME CITY FINANCIAL CORP
filed 2005-05-12
CIK 1022103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                       N/A
                                       ---
                          (FORMER ADDRESS LAST REPORT)

As of April 30, 2005, 835,690 common shares of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Format (Check one): Yes [ ] No [X]

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX

                                                                                                                      Page Number
PART I  FINANCIAL INFORMATION

   ITEM
     1. Financial Statements

        Condensed consolidated balance sheets -- March 31, 2005, and December 31, 2004                                        3

        Condensed consolidated statements of income -- Three months ended March 31, 2005 and 2004                             4

        Condensed  consolidated statement of changes in shareholders' equity -- Three months ended March 31, 2005             5

        Condensed  consolidated statements of cash flows -- Three months ended March 31, 2005 and 2004                        6

        Notes to condensed consolidated financial statements                                                                  7

     2. Management's Discussion and Analysis of Financial Condition and Results of Operations                                11

     3. Controls and Procedures                                                                                              16

PART II OTHER INFORMATION

   ITEM
     1. Legal Proceedings                                                                                                    17

     2. Unregistered Sales of Equity Securities and Use of Proceeds                                                          17

     3. Defaults upon Senior Securities                                                                                      17

     4. Submission of Matters to a Vote of Security Holders                                                                  17

     5. Other Information                                                                                                    17

     6. Exhibits                                                                                                             17

Signatures                                                                                                                   18

Certifications                                                                                                          19 - 25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        HOME CITY FINANCIAL CORPORATION
                               SPRINGFIELD, OHIO
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          (Dollars in thousands)
                                                                                           (Unaudited)
                                                                                          ------------
                                                                                          At March       At December
                                                                                              31,            31,
                                                                                          ---------      -----------
                                                                                             2005           2004
                                                                                          ---------      -----------
ASSETS
Cash and cash equivalents
    Cash and due from banks                                                               $   1,029      $      859
    Interest-bearing demand deposits                                                          1,734           6,529
    Federal funds sold                                                                          100           2,207
                                                                                          ---------      ----------
        Cash and cash equivalents                                                             2,863           9,595

Available-for-sale securities                                                                 9,980           6,432
Loans, net of allowance for loan losses of $844 and $760
    at March 31, 2005 and December 31, 2004                                                 131,140         130,067
Premises and equipment                                                                        3,545           3,602
Federal Home Loan Bank stock                                                                  2,386           2,360
Interest receivable                                                                             564             544
Cash surrender value of life insurance                                                        3,094           3,067
Other                                                                                           401             557
                                                                                          ---------      ----------
               TOTAL ASSETS                                                               $ 153,973      $  156,224
                                                                                          =========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
     Demand                                                                               $   5,639      $    5,235
     Savings, NOW and money market                                                           47,427          51,173
     Time                                                                                    53,018          50,796
                                                                                          ---------      ----------
               Total Deposits                                                               106,084         107,204
                                                                                          ---------      ----------

Federal Home Loan Bank advances                                                              33,936          35,120
Interest payable and other liabilities                                                        1,067           1,165
                                                                                          ---------      ----------

               TOTAL LIABILITIES                                                            141,087         143,489

COMMITMENTS

SHAREHOLDERS' EQUITY
Preferred shares, no par value: authorized 1,000,000 shares; none issued                          0               0
Common shares, no par value: authorized 5,000,000 shares;
     shares issued - 981,913 and 981,913 shares                                                   0               0
Additional paid-in capital                                                                    6,334           6,325
Retained earnings                                                                             8,969           8,868
Unearned Recognition and Retention Plan (RRP) shares                                            (60)            (69)
Unearned Employee Stock Ownership Plan (ESOP) shares                                           (194)           (221)
Accumulated other comprehensive loss                                                           (173)           (178)
Treasury shares, at cost; 146,223 shares and 146,223 shares                                  (1,990)         (1,990)
                                                                                          ---------      ----------

               TOTAL SHAREHOLDERS' EQUITY                                                    12,886          12,735
                                                                                          ---------      ----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 153,973      $  156,224
                                                                                          =========      ==========

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   (Dollars in thousands)
                                                                 (Unaudited)   (Unaudited)
                                                                  3 Months      3 Months
                                                                   Ended         Ended
                                                                  March 31,     March 31,
                                                                  ---------     ---------
                                                                    2005          2004
                                                                  ---------     ---------
INTEREST INCOME
Loans                                                             $ 2,132        $2,114
Securities                                                             32            35
Federal funds sold                                                      6            19
Dividends on Federal Home Loan Bank stock                              26            22
Deposits with financial institutions                                   31             0
                                                                  -------        ------

    TOTAL INTEREST INCOME                                           2,227         2,190

INTEREST EXPENSE
Deposits                                                              598           610
Borrowings                                                            471           484
                                                                  -------        ------

    TOTAL INTEREST EXPENSE                                          1,069         1,094
                                                                  -------        ------

    NET INTEREST INCOME                                             1,158         1,096
Provision for loan losses                                              80            50
                                                                  -------        ------
    NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                             1,078         1,046

NONINTEREST INCOME
Service charges on deposits                                            10             9
Life insurance                                                         35            35
Other                                                                  (9)            8
                                                                  -------        ------

    TOTAL NONINTEREST INCOME                                           36            52

NONINTEREST EXPENSE
Salaries and employee benefits                                        427           469
Net occupancy expense                                                  66            71
Equipment expense                                                      54            57
Data processing fees                                                   70            58
Professional fees                                                      76            75
Franchise taxes                                                        41            38
Other                                                                  95            99
                                                                  -------        ------

    TOTAL NONINTEREST EXPENSE                                         829           867
                                                                  -------        ------
    NET INCOME BEFORE FEDERAL INCOME
        TAX EXPENSE                                                   285           231
Provision for income tax expense                                       92            63
                                                                  -------        ------

    NET INCOME                                                    $   193        $  168
                                                                  =======        ======

Earnings per common share - basic                                 $  0.24        $ 0.21
Earnings per common share - diluted                               $  0.23        $ 0.21
Dividends declared per share                                      $  0.11        $ 0.11

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Accumulated
                                          Additional                               Unearned     Other
                                           Paid-in     Retained      Unearned        ESOP     Comprehensive    Treasury
                                Shares     Capital     Earnings    Compensation     Shares    Income (Loss)     Shares      Total
                               -------    ----------   --------    ------------    --------   -------------   ---------    --------
Balance, January 1, 2005       981,913    $ 6,325      $ 8,868        $  (69)      $ (221)      $  (178)      $  (1,990)   $ 12,735

 Comprehensive income

    Net income                                             193                                                                  193

    Change in unrealized
     gain (loss) on
     securities available
     for sale, net of
     reclassification
     adjustment and tax
     effect                                                                                           5                           5
                                                                                                                           --------
        Total comprehensive
         income                                                                                                                 198
                                                                                                                           --------
 Amortization of unearned
   compensation expense                                                    9                                                      9

 ESOP shares earned                             9                                      27                                        36
 Dividends on common shares,
   $.11 per share                                          (92)                                                                 (92)
                               -------   --------      -------        ------       ------       -------       ---------    --------

Balance, March 31, 2005        981,913   $  6,334      $ 8,969        $  (60)      $ (194)      $ ( 173)      $  (1,990)   $ 12,886
                               =======   ========      =======        ======       ======       =======       =========    ========

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  (Dollars in thousands)
                                                                                                (Unaudited)     (Unaudited)
                                                                                                ------------   --------------
                                                                                              3 Months ended   3 Months ended
                                                                                              --------------   --------------
                                                                                                  March 31,       March 31,
                                                                                                  ---------       ---------
                                                                                                   2005             2004
                                                                                                   -----            ----
OPERATING ACTIVITIES
Net income                                                                                        $   193       $    168
  Items not requiring (providing) cash
          Depreciation and amortization                                                                57             57
          Provision for loan losses                                                                    80             50
          Amortization of premiums and discounts on securities                                         10             23
          Deferred income taxes                                                                       (95)           (96)
          Increase in cash surrender value of life insurance                                          (27)           (28)
          Employees Stock Ownership Plan compensation expense                                          36             37
          Recognition and Retention Plan compensation expense                                           9              6
          FHLB stock dividends                                                                        (26)           (23)

         Changes in
                Interest receivable                                                                   (20)            (2)
                Other assets                                                                          251           (306)
                Interest payable and other liabilities                                                111           (137)
                                                                                                  -------       --------

                     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 579           (251)
                                                                                                  -------       --------

INVESTING ACTIVITIES
       Purchase of available-for-sale securities                                                   (5,994)          (750)
       Proceeds from payments and maturities of securities available-for-sale                       2,441            866
       Net change in loans                                                                         (1,153)          (149)
       Purchases of premises and equipment                                                              0            (10)
                                                                                                  -------       --------

                      NET CASH USED IN INVESTING ACTIVITIES                                        (4,706)           (43)
                                                                                                  -------       --------

FINANCING ACTIVITIES
       Net increase (decrease) in demand deposits, money market, NOW and savings accounts          (3,342)           869
       Net increase in certificates of deposit                                                      2,222          1,290
       Repayment of Federal Home Loan Bank advances                                                (1,184)          (101)
       Dividends paid                                                                                 (92)           (90)
       Net increase in advances from borrowers for taxes and insurance                               (209)           (67)
       Proceeds from stock options exercised - new                                                      0            231
       Proceeds from stock options exercised - from treasury                                            0            491
       Purchase of treasury shares                                                                      0           (384)
                                                                                                  -------       --------

                      NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                             (2,605)         2,239
                                                                                                  -------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (6,732)         1,945

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      9,595         10,473
                                                                                                  -------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 2,863       $ 12,418
                                                                                                  =======       ========

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of March 31, 2005, and December 31, 2004, and the consolidated results of operations and the cash flows for the three months ended March 31, 2005 and 2004. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                 (Dollars in thousands)
                                                Three             Three
                                             Months Ended      Months Ended
                                              March 31,         March 31,
                                                 2005              2004
                                             ------------      ------------
Balance, beginning of period                  $   760            $    995
Provision for loan losses                          80                  50
Charge-offs                                         0                 (24)
Recoveries                                          4                   2
                                              -------            --------

Balance, end of period                        $   844            $  1,023
                                              =======            ========

NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 2005, consisted of seventeen advances totaling $33.9 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                            (Dollars in thousands)
                                     At March 31, 2005                                 At December 31, 2004
                        ----------------------------------------------     --------------------------------------------
                                        Range of           Weighted-                       Range of         Weighted-
                                        interest            average                        interest          average
                          Amount          rates          interest rate     Amount           rates         interest rate
                        ---------      ----------        -------------    ---------      -----------      -------------
Due within
 one year               $     130      3.30%-6.35%            4.94%        $  1,249      2.38%-8.35%            3.22%

After one but
 within five
 years                  $  14,660      3.05%-7.28%            5.60%        $ 14,719      3.05%-7.28%            5.60%

After five
 years                  $  19,146      3.30%-6.84%            5.62%        $ 19,152      3.30%-6.84%            5.62%

NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2005.

                                                               (Dollars in thousands)
                                                                                                 To be
                                                                                          Categorized as "Well
                                                                                           Capitalized" Under
                                                                    For Capital            Prompt Corrective
                                            Actual               Adequacy Purposes         Action Provisions
                                            ------               -----------------        --------------------
                                     Amount        Ratio        Amount        Ratio       Amount         Ratio
                                     -------       -----        ------        -----       ------         -----
Total Risk-Based Capital
   (To Risk-Weighted Assets)         $13,263        12.1%        $8,784         8.0%      $10,980         10.0%

Tier I Capital
   (To Risk-Weighted Assets)         $12,419        11.3%           N/A         N/A       $ 6,588          6.0%

Tier I Capital
     (To Total Assets)               $12,419         8.1%        $6,158         4.0% *    $ 7,697          5.0%

Tangible Capital
     (To Total Assets)               $12,419         8.1%        $2,309         1.5%          N/A          N/A

* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 5. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP"), and stock options granted under the Stock Option Plan ("SOP"). For the three months ended March 31, 2005, stock options totaling 4,400 shares of common stock were not considered in computing EPS as they were anti-dilutive. For the three months ended March 31, 2004, stock options totaling 7,500 shares of common stock were not considered in computing EPS as they were anti-dilutive. Unearned ESOP shares and RRP shares which have not vested have been excluded from the computation of average shares outstanding. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                                                            For the Three Months Ended
                                                                            --------------------------
                                                                                  March 31, 2005
                                                                                  --------------
                                                                                     Weighted-
                                                                                      average           Per
                                                                     Income            Shares          Share
                                                                   (Numerator)     (Denominator)       Amount
                                                                   -----------     -------------      --------
Basic EPS
   Income available to common shareholders                          $  192,776        815,535         $  0.24
   Effective of dilutive securities
   Stock options                                                             0          9,938
                                                                    ----------        -------
Diluted EPS
   Income available to common shareholders +
   assumed conversions                                              $  192,776        825,473         $  0.23

                                                                            For the Three Months Ended
                                                                                  March 31, 2004
                                                                                  --------------
                                                                                     Weighted-
                                                                                      average            Per
                                                                     Income            Shares           Share
                                                                   (Numerator)     (Denominator)        Amount
                                                                   -----------     -------------       -------
Basic EPS
   Income available to common shareholders                          $  167,983         781,770         $  0.21

   Effective of dilutive securities
   Stock options                                                             0          19,923
                                                                    ----------         -------
Diluted EPS
   Income available to common shareholders +
   assumed conversions                                              $  167,983         801,693         $  0.21

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

                                                               (Dollars in thousands except
                                                                     per share amounts)
                                                            For the Three Months ended March 31
                                                            -----------------------------------
                                                                  2005             2004
                                                               ----------       ----------
Net income, as reported                                        $      193       $      168
Less:  Total stock-based employee compensation
       cost determined under the fair value based
       method, net of income taxes                                     (2)              (2)
                                                               ----------       ----------
Pro forma net income                                           $      191       $      166
                                                               ==========       ==========
Earnings per share:
       Basic - as reported                                     $     0.24       $     0.21
                                                               ==========       ==========
       Basic - pro forma                                       $     0.23       $     0.21
                                                               ==========       ==========
       Diluted - as reported                                   $     0.23       $     0.21
                                                               ==========       ==========
       Diluted - pro forma                                     $     0.23       $     0.21
                                                               ==========       ==========

NOTE 7. SUBSEQUENT EVENTS

The shareholders of Intrieve, Incorporated ("Intrieve"), which is the data processor for Home City Federal Savings Bank ("HCFSB"), approved their sale and merger into Harland Financial Solutions, Inc. on March 21, 2005, with closing set for April 2005. Homciti Service Corp. ("Homciti"), a subsidiary of HCFSB which is wholly-owned by HCFC, is a shareholder of Intrieve and will realize a gain on the redemption of its common stock held as a result of the merger transaction. Homciti's gross proceeds from the redemption will be approximately $344,000 with a net gain before income tax of approximately $329,000. It is anticipated that HCFC will recognize this transaction in the second quarter of 2005.

NOTE 8. FUTURE CHANGE IN ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board issued EITF Issue 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" in 2004 but has delayed its effective date until further guidance as to its application is approved. As a result, two proposed FASB Staff Positions have been issued: Proposed FSP EITF Issue 03-1-a, which provides guidance for the recognition of impairment due to interest rate and/or sector spread increases, and Proposed FSP Issue 03-1-b, which delays the effective date of EITF Issue 03-1. Until further guidance is provided, the Company is uncertain as to the impact these issuances will have on its financial statements.

The Financial Accounting Standards Board issued Standard 123R "Share Based Payments" in 2004, which becomes effective for fiscal years beginning after June 15, 2005. This standard impacts the accounting for and disclosure of stock-based compensation plans. As disclosed in Note 1 "Stock Options" to the financial statements included in Item 8, this standard will increase the Company's compensation expense related to stock options.

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

CRITICAL ACCOUNTING POLICIES

      The accounting and reporting policies of Home City are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Home City's significant accounting policies are described in detail in the notes to Home City's consolidated financial statements for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of Home City's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

CHANGES IN FINANCIAL CONDITION

      At March 31, 2005, the consolidated assets of the Company totaled $154.0 million, a decrease of $2.2 million, or 1.44%, from $156.2 million at December 31, 2004. The decrease in total assets showed as a reduction in cash and cash equivalents and was primarily due to a $1.2 million decrease in Federal Home Loan Bank advances and a $1.1 million decrease in deposits.

      Net loans receivable increased by $1.0 million, or 0.82%, to $131.1 million at March 31, 2005, compared to $130.1 million at December 31, 2004, reflecting an upswing in loan activity.

      Total cash and cash equivalents decreased by $6.7 million, or 70.16%, during the first quarter of 2005. This reflected a shift of interest-bearing demand deposits to a position in short-term treasury bills at quarter end as well as paydown of the Federal Home Loan Bank advances.

      Available-for-sale securities increased $3.5 million, or 55.16%, from $6.4 million at December 31, 2004, to $9.9 million at March 31, 2005, mainly due to the investment in the short-term treasury bills.

      Deposit balances decreased $1.1 million, or 1.04%, from $107.2 million at December 31, 2004, to $106.1 million at March 31, 2005. Savings, NOW and money market deposits decreased $3.7 million and time deposits increased $2.2 million reflecting mainly a shift from our Prime Statement savings accounts to short range certificates of deposit..

      Advances from the FHLB decreased $1.2 million, or 3.37%, from $35.1 million at December 31, 2004, to $33.9 million at March 31, 2005, as a result of the paydowns.

      Total shareholders' equity increased $151,000, or 1.19%, from December 31, 2004, to March 31, 2005. This increase was primarily the result of the $193,000 of first quarter 2005 income together with a $5,000 increase from accumulated other comprehensive loss, and increases of $36,000 from ESOP shares earned and the $9,000 of amortization from unearned compensation expense all partially offset by the $92,000 cash dividend payment.

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

      OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2005, the Bank's regulatory liquidity ratio was 15.13%. At such date, the Bank had commitments to originate loans totaling $11.8 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

      The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at March 31, 2005.

      On February 28, 2005, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 10, 2005, which was paid on March 15, 2005.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

      GENERAL. Net income increased $25,000, or 14.88%, from $168,000 for the three months ended March 31, 2004, to $193,000 for the three months ended March 31, 2005. The increase was comprised of $62,000 more in net interest income and a decrease of $38,000 in noninterest expense, partially offset by an increase of $30,000 in the provision for loan losses, a $16,000 decrease in noninterest income and an increase of $29,000 in the provision for federal income tax expense.

      INTEREST INCOME. The $1.5 million increase in average earning assets in addition to a 4 basis point increase in yields resulted in an increase in interest income of $37,000, or 1.69%, for the three months ended March 31, 2005, compared to the same period in 2004. The increase in the amount of average interest-earning assets resulted in $22,000 of the increased interest income while the increase in yields accounted for the remaining $15,000.

      INTEREST EXPENSE. Interest expense on deposit liabilities decreased $25,000, or 2.29%, for the three months ended March 31, 2005, as compared to the same period in 2004. Total average deposits increased by $2.4 million comparing the quarters ended March 31, 2005 and 2004, and the average interest rate paid on interest-bearing deposits decreased by 10 basis points from 2.47% for the three months ended March 31, 2004, to 2.37% for the same period in 2005. The average balance of FHLB advances decreased from $34.7 million for the three-month period ended March 31, 2004, to $34.1 million for the same period in 2005 and, aided by a 12 basis point decrease in rates paid, resulted in a decrease in interest on FHLB advances of $13,000 for the three months ended March 31, 2005, compared to the same period in 2004.

      PROVISION FOR LOAN LOSSES. The provision for loan losses was $80,000, and there were $4,000 in net recoveries during the three months ended March 31, 2005, compared to a $50,000 provision and $22,000 of net charge-offs during the three months ended March 31, 2004. The provision was increased based upon the results of the ongoing loan reviews, the composition of the loan portfolio and management's analysis of economic conditions.

      NONINTEREST INCOME. Noninterest income decreased by $16,000 for the three months ended March 31, 2005, compared to the same period in 2004. The decrease was primarily the result of other miscellaneous income factors which included a net loss on the sale of real estate owned of $19,000.

      NONINTEREST EXPENSE. Noninterest expense decreased $38,000, or 4.38%, to $829,000 for the three months ended March 31, 2005, from $867,000 in the comparable period in 2004. Of this decrease, $42,000 was attributable to a decrease in salaries and employee benefits expense in 2005, reflecting staff composition changes and net occupancy expense decreased $5,000. These decreases were partially offset by the $12,000 increase in data processing fees. The annualized ratio of noninterest expense to average total assets was 2.14% and 2.27% for the three months ended March 31, 2005 and 2004, respectively.

      INCOME TAXES. The provision for income taxes increased $29,000 for the three months ended March 31, 2005, compared to the same period in 2004, primarily as a result of the $54,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter.

                                     ITEM 3.

                             CONTROLS AND PROCEDURES

The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of March 31, 2005. There was no change in the registrant's internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting..

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

      Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 27, 2005, the Corporation held its Annual Meeting of
      Shareholders.

      Each of the five directors nominated were elected to terms expiring in 2006 by the following votes:

Glenn W. Collier       For:  701,420   Withheld: 19,987    Broker Non-votes     0
John D. Conroy         For:  702,220   Withheld: 19,187    Broker Non-votes     0
James M. Foreman       For:  702,720   Withheld: 18,687    Broker Non-votes     0
Terry A. Hoppes        For:  702,720   Withheld: 18,687    Broker Non-votes     0
J. William Stapleton   For:  694,255   Withheld: 27,152    Broker Non-votes     0

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

                                HOME CITY FINANCIAL CORPORATION

Date: May 12, 2005               /s/ J. William Stapleton
                                ------------------------------------------------
                                J. William Stapleton
                                President, Chief Executive Officer and
                                Chief Operating Officer

Date: May 12, 2005               /s/ Charles A. Mihal
                                ------------------------------------------------
                                Charles A. Mihal
                                Secretary, Treasurer and Chief Financial Officer