Form 10QSB
period 2005-06-30
HOME CITY FINANCIAL CORP
filed 2005-08-15
CIK 1022103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER - 0-21809

                         HOME CITY FINANCIAL CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   OHIO                                           34-1839475
     (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

       2454 North Limestone Street
            Springfield, Ohio                                       45503
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (937) 390-0470
                           (ISSUER'S TELEPHONE NUMBER)

                                       N/A
                          (FORMER ADDRESS LAST REPORT)

As of August 3, 2005, 835,690 common shares of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Format (Check one): Yes       No   X
                                                    -----    -----

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
PART I FINANCIAL INFORMATION

   ITEM

      1.   Financial Statements

           Condensed consolidated balance sheets -- June 30, 2005, and
           December 31, 2004                                                   3

           Condensed consolidated statements of income -- Six months
           and three months ended June 30, 2005 and 2004                       4

           Condensed consolidated statement of changes in
           shareholders' equity --Six months ended June 30, 2005               5

           Condensed consolidated statements of cash flows --
           Six months ended June 30, 2005 and 2004                             6

           Notes to condensed consolidated financial statements                7

      2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12

      3.   Controls and Procedures                                            18

PART II OTHER INFORMATION

   ITEM

      1.   Legal Proceedings                                                  19

      2.   Unregistered Sales of Equity Securities and Use of Proceeds        19

      3.   Defaults upon Senior Securities                                    19

      4.   Submission of Matters to a Vote of Security Holders                19

      5.   Other Information                                                  19

      6.   Exhibits                                                           19

Signatures                                                                    20

Certifications                                                           21 - 25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (Dollars in thousands)
                                                              -------------------------
                                                              (Unaudited)
                                                                At June     At December
                                                                30, 2005      31, 2004
                                                              -----------   -----------
ASSETS
Cash and cash equivalents
   Cash and due from banks                                      $  2,512     $     859
   Interest-bearing demand deposits                                  111         6,529
   Federal funds sold                                                824         2,207
                                                                --------     ---------
      Cash and cash equivalents                                    3,447         9,595

Available-for-sale securities                                      6,750         6,432
Loans held for sale                                                  353           -0-
Loans, net of allowance for loan losses of $1,286 and $760
   at June 30, 2005 and December 31, 2004                        130,219       130,067
Premises and equipment                                             3,493         3,602
Federal Home Loan Bank stock                                       2,415         2,360
Interest receivable                                                  546           544
Cash surrender value of life insurance                             3,120         3,067
Other                                                                504           557
                                                                --------     ---------
      TOTAL ASSETS                                              $150,847     $ 156,224
                                                                ========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
   Demand                                                       $  7,110     $   5,235
   Savings, NOW and money market                                  38,883        51,173
   Time                                                           56,351        50,796
                                                                --------     ---------
      Total Deposits                                             102,344       107,204
                                                                --------     ---------
Federal Home Loan Bank advances                                   34,371        35,120
Interest payable and other liabilities                             1,094         1,165
                                                                --------     ---------
      TOTAL LIABILITIES                                          137,809       143,489

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Preferred shares, no par value: authorized
   1,000,000 shares; none issued                                     -0-           -0-
Common shares, no par value: authorized 5,000,000 shares;
   shares issued - 981,913 and 981,913                               -0-           -0-
Additional paid-in capital                                         6,343         6,325
Retained earnings                                                  9,081         8,868
Unearned Recognition and Retention Plan (RRP) shares                 (51)          (69)
Unearned Employee Stock Ownership Plan (ESOP) shares                (166)         (221)
Accumulated other comprehensive loss                                (179)         (178)
Treasury shares, at cost; 146,223 shares and 146,223 shares       (1,990)       (1,990)
                                                                --------     ---------
      TOTAL SHAREHOLDERS' EQUITY                                  13,038        12,735
                                                                --------     ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $150,847     $ 156,224
                                                                ========     =========

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                    (Dollars in thousands)             (Dollars in thousands)
                                                               -------------------------------   -------------------------------
                                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                               3 Months Ended   3 Months Ended   6 Months Ended   6 Months Ended
                                                                June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                               --------------   --------------   --------------   --------------
INTEREST INCOME
Loans                                                              $2,202           $2,079           $4,334           $4,193
Securities                                                             27               39               59               74
Federal funds sold                                                      2               18                8               37
Dividends on Federal Home Loan Bank stock                              29               23               55               45
Deposits with financial institutions                                   30                0               61                0
                                                                   ------           ------           ------           ------
   TOTAL INTEREST INCOME                                            2,290            2,159            4,517            4,349

INTEREST EXPENSE
Deposits                                                              605              602            1,203            1,212
Borrowings                                                            478              482              949              966
                                                                   ------           ------           ------           ------
   TOTAL INTEREST EXPENSE                                           1,083            1,084            2,152            2,178
                                                                   ------           ------           ------           ------
   NET INTEREST INCOME                                              1,207            1,075            2,365            2,171
Provision for loan losses                                             475               50              555              100
                                                                   ------           ------           ------           ------
   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                          732            1,025            1,810            2,071
NONINTEREST INCOME
Service charges on deposits                                            10               10               20               20
Net realized gains on sales of available-for-sale securities            0                5                0                5
Gain on redemption of Intrieve Incorporated stock                     329                0              329                0
Life insurance                                                         35               34               70               69
Other                                                                  45                0               36                7
                                                                   ------           ------           ------           ------
   TOTAL NONINTEREST INCOME                                           419               49              455              101

NONINTEREST EXPENSE
Salaries and employee benefits                                        471              425              898              894
Net occupancy expense                                                  68               71              134              142
Equipment expense                                                      55               55              109              112
Data processing fees                                                   59               56              129              114
Professional fees                                                      70               65              146              140
Franchise taxes                                                        40               37               81               75
Other                                                                  90              109              185              208
                                                                   ------           ------           ------           ------
   TOTAL NONINTEREST EXPENSE                                          853              818            1,682            1,685
                                                                   ------           ------           ------           ------
   NET INCOME BEFORE FEDERAL
   INCOME TAX EXPENSE                                                 298              256              583              487
Provision for income tax expense                                       94               75              186              138
                                                                   ------           ------           ------           ------
   NET INCOME                                                      $  204           $  181           $  397           $  349
                                                                   ======           ======           ======           ======
Earnings per common share - basic                                  $ 0.25           $ 0.23           $ 0.49           $ 0.44
Earnings per common share - diluted                                $ 0.25           $ 0.22           $ 0.48           $ 0.43
Dividends declared per share                                       $ 0.11           $ 0.11           $ 0.22           $ 0.22

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    Accumulated
                                                     Additional                          Unearned      Other
                                                       Paid-in   Retained    Unearned      ESOP    Comprehensive  Treasury
                                             Shares    Capital   Earnings  Compensation   Shares        Loss       Shares    Total
                                            -------  ----------  --------  ------------  --------  -------------  --------  -------
Balance, January 1, 2005                    981,913    $6,325     $8,868       $(69)      $(221)       $(178)     $(1,990)  $12,735
Comprehensive income
   Net income                                                        397                                                        397
Change in unrealized gain (loss) on
   securities available for sale, net
   of reclassification adjustment and
   tax effect                                                                                             (1)                    (1)
                                                                                                                            -------
Total comprehensive income                                                                                                      396
                                                                                                                            -------
Amortization of unearned compensation
   expense                                                                       18                                              18
ESOP shares earned                                         18                                55                                  73
Dividends on common shares, $.22 per share                          (184)                                                      (184)
                                            -------    ------     ------       ----       -----        -----      -------   -------
Balance, June 30, 2005                      981,913    $6,343     $9,081       $(51)      $(166)       $(179)     $(1,990)  $13,038
                                            =======    ======     ======       ====       =====        =====      =======   =======

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Dollars in thousands)
                                                               -------------------------------
                                                                 (Unaudited)      (Unaudited)
                                                               6 Months ended   6 Months ended
                                                                June 30, 2005    June 30, 2004
                                                               --------------   --------------
OPERATING ACTIVITIES
Net income                                                        $    397         $   349
   Items not requiring (providing) cash
      Depreciation and amortization                                    117             116
      Provision for loan losses                                        555             100
      Amortization of premiums and discounts on securities              17              43
      Deferred income taxes                                           (418)           (114)
      Increase in cash surrender value of life insurance               (53)            (56)
      Employees Stock Ownership Plan compensation expense               73              78
      Recognition and Retention Plan compensation expense               18              13
      Net realized gains on available-for-sale securities                0              (5)
      Gain on redemption of Intrieve Incorporated stock               (329)              0
      Gain on sale of real estate owned                                (13)              0
      FHLB stock dividends                                             (55)            (46)
      Proceeds from sale of loans held for sale                        816               0
      Originations of loans held for sale                           (1,152)              0
      Gain on sale of loans                                            (17)              0

   Changes in
      Interest receivable                                               (2)             19
      Other assets                                                     469            (628)
      Interest payable and other liabilities                           139             (78)
                                                                  --------         -------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           562            (209)
                                                                  --------         -------

INVESTING ACTIVITIES
   Purchase of available-for-sale securities                        (9,989)         (6,720)
   Proceeds from payments and maturities of securities
      available-for-sale                                             9,653           1,285
   Proceeds from redemption of Intrieve Incorporated stock             344               0
   Proceeds from sales of available-for-sale securities                  0             192
   Net change in loans                                                (707)            769
   Purchases of premises and equipment                                  (8)            (11)
                                                                  --------         -------
         NET CASH USED IN INVESTING ACTIVITIES                        (707)         (4,485)
                                                                  --------         -------

FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
      money market, NOW and savings accounts                       (10,417)          1,318
   Net increase in certificates of deposit                           5,555              97
   Proceeds from Federal Home Loan Bank advances                     2,500               0
   Repayment of Federal Home Loan Bank advances                     (3,249)           (204)
   Dividends paid                                                     (184)           (181)
   Net decrease in advances from borrowers for
      taxes and insurance                                             (208)           (136)
   Proceeds from stock options exercised - new                           0             231
   Proceeds from stock options exercised - from treasury                 0             491
   Purchase of treasury shares                                           0            (384)
                                                                  --------         -------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (6,003)          1,232
                                                                  --------         -------
DECREASE IN CASH AND CASH EQUIVALENTS                               (6,148)         (3,462)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       9,595          10,473
                                                                  --------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  3,447         $ 7,011
                                                                  ========         =======

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of June 30, 2005, and December 31, 2004, and the consolidated results of operations and the cash flows for the six months ended June 30, 2005 and 2004. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                  (Dollars in thousands)
                               ---------------------------
                                    Six            Six
                               Months Ended   Months Ended
                                 June 30,       June 30,
                                   2005           2004
                               ------------   ------------
Balance, beginning of period      $  760         $ 995
Provision for loan losses            555           100
Charge-offs                          (35)         (307)
Recoveries                             6             4
                                  ------         -----
Balance, end of period            $1,286         $ 792
                                  ======         =====

NOTE 3. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2005, consisted of eighteen advances for $34.4 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                             (Dollars in thousands)
                                  ---------------------------------------------------------------------------
                                            At June 30, 2005                     At December 31, 2004
                                  ------------------------------------   ------------------------------------
                                             Range of      Weighted-                Range of      Weighted-
                                             interest       average                 interest       average
                                   Amount      rates     interest rate    Amount      rates     interest rate
                                  -------   ----------   -------------   -------   ----------   -------------
Due within one year               $   630   3.30%-6.35%      3.72%       $ 1,249   2.38%-8.35%      3.22%
After one but within five years   $19,601   3.05%-7.28%      5.90%       $14,719   3.05%-7.28%      5.60%
After five years                  $14,140   3.30%-5.80%      5.21%       $19,152   3.30%-6.84%      5.62%

NOTE 4. REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2005.

                                                 (Dollars in thousands)
                               ----------------------------------------------------------
                                                                             To be
                                                                     Categorized as "Well
                                                                      Capitalized" Under
                                                    For Capital        Prompt Corrective
                                     Actual      Adequacy Purposes     Action Provisions
                               ---------------   -----------------   --------------------
                                Amount   Ratio     Amount   Ratio       Amount   Ratio
                               -------   -----     ------   -----      -------   -----
Total Risk-Based Capital
   (To Risk-Weighted Assets)   $13,908   12.5%     $8,921   8.0%       $11,152   10.0%
Tier I Capital
   (To Risk-Weighted Assets)   $12,622   11.3%        N/A   N/A        $ 6,691    6.0%
Tier I Capital
   (To Total Assets)           $12,622    8.4%     $6,042   4.0%*      $ 7,552    5.0%
Tangible Capital
   (To Total Assets)           $12,622    8.4%     $2,266   1.5%           N/A    N/A

* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 5. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP") and stock options granted under the Stock Option Plan ("SOP"). Unearned ESOP and RRP shares which have not vested have been excluded from the computation of average shares outstanding. For the three and six months ended June 30, 2005, stock options totaling 4,400 shares of common stock were not considered in computing EPS as they were anti-dilutive. For the three and six months ended June 30, 2004, stock options totaling 7,500 shares of common stock were not considered in computing EPS as they were anti-dilutive. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                                         For the Three Months Ended
                                                                June 30, 2005
                                                    ------------------------------------
                                                                    Weighted-
                                                                     average        Per
                                                       Income         Shares       Share
                                                    (Numerator)   (Denominator)   Amount
                                                    -----------   -------------   ------
Basic EPS
   Income available to common shareholders            $203,999       816,461       $0.25

   Effective of dilutive securities
   Stock options                                             0         9,721
                                                      --------       -------
Diluted EPS
   Income available to common shareholders +
      assumed conversions                             $203,999       826,182       $0.25
                                                      ========       =======

                                                         For the Three Months Ended
                                                                June 30, 2004
                                                    ------------------------------------
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
                                                      ========       =======

                                                          For the Six Months Ended
                                                                June 30, 2005
                                                    ------------------------------------
                                                                    Weighted-
                                                                     average        Per
                                                       Income         Shares       Share
                                                    (Numerator)   (Denominator)   Amount
                                                    -----------   -------------   ------
Basic EPS
   Income available to common shareholders            $396,775       815,998       $0.49

   Effective of dilutive securities
   Stock Options                                             0         9,829
                                                      --------       -------

Diluted EPS
   Income available to common shareholders +
      assumed conversions                             $396,775       825,827       $0.48
                                                      ========       =======

                                                          For the Six Months Ended
                                                                June 30, 2004
                                                    ------------------------------------
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

                                                   (Dollars in thousands except per share amounts)
                                                   -----------------------------------------------
                                                      For the Three Months   For the Six Months
                                                          ended June 30         ended June 30
                                                      --------------------   ------------------
                                                          2005    2004          2005    2004
                                                         -----   -----         -----   -----
Net income, as reported                                  $ 204   $ 181         $ 397   $ 349
Less: Total stock-based employee compensation
      cost determined under the fair value based
      method net of income taxes                            (2)     (3)           (4)     (5)
                                                         -----   -----         -----   -----
Pro forma net income                                     $ 202   $ 178         $ 393   $ 344
                                                         =====   =====         =====   =====
Earnings per share:
      Basic - as reported                                $0.25   $0.23         $0.49   $0.44
                                                         =====   =====         =====   =====
      Basic - pro forma                                  $0.25   $0.22         $0.48   $0.44
                                                         =====   =====         =====   =====
      Diluted - as reported                              $0.25   $0.22         $0.49   $0.43
                                                         =====   =====         =====   =====
      Diluted - pro forma                                $0.25   $0.22         $0.48   $0.43
                                                         =====   =====         =====   =====

NOTE 7. FUTURE CHANGE IN ACCOUNTING PRINCIPLE

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

                         CHANGES IN FINANCIAL CONDITION

     At June 30, 2005, the consolidated assets of the Company totaled $150.8 million, a decrease of $5.4 million, or 3.44%, from $156.2 million at December 31, 2004. The decrease in total assets was primarily the result of the reduction in cash and cash equivalents used to cover deposit net outflows of $4.9 million and $749,000 of paydowns of FHLB advances.

     Net loans receivable increased by $152,000, or 0.12%, to $130.2 million during the six months ended at June 30, 2005, from $130.1 million at December 31, 2004. The slight increase reflected diminished loan activity in the latter part of the first half of 2005.

     Total cash and cash equivalents decreased by $6.1 million, or 64.08%, during the first half of 2005. This resulted primarily from funding $4.9 million of deposit net outflows and $749,000 of paydowns of FHLB advances.

     Available-for-sale securities increased $318,000, or 4.94%, from $6.4 million at December 31, 2004, to $6.7 million at June 30, 2005, mainly as the result of net redistribution of a portion of interest bearing demand deposits as well as federal funds into treasury investments.

     Deposit balances decreased $4.9 million, or 4.53%, from $107.2 million at December 31, 2004, to $102.3 million at June 30, 2005. While demand, savings, NOW and money market deposits decreased by $10.4 million, or 18.46%, time deposits increased by only $5.6 million, or 10.94%, reflecting the diminished Prime Statement savings account balances as depositors moved into short-term certificates within or investment opportunities elsewhere as rates continued to rise.

     Advances from the FHLB decreased $749,000, or 2.13%, from $35.1 million at December 31, 2004, to $34.4 million at June 30, 2005, representing a net paydown of principal on the advances.

     Total shareholders' equity increased $303,000, or 2.38%, from December 31, 2004, to June 30, 2005. This increase was primarily the result of the $397,000 of first half 2005 income together with increases of $73,000 from ESOP shares earned and $18,000 amortization of unearned compensation expense, all of which were partially offset by the $184,000 cash dividend payment and the $1,000 increase in accumulated other comprehensive loss.

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

     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2005, the Bank's regulatory liquidity ratio was 12.89%. At such date, the Bank had commitments to originate loans totaling $11.9 million and commitments to sell loans of $537,100. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at June 30, 2005.

     On February 28, 2005, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 10, 2005, which was paid on March 15, 2005. On May 23, 2005, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on June 8, 2005, which was paid on June 15, 2005.

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004

     GENERAL. Net income increased $23,000, or 12.71%, from $181,000 for the three months ended June 30, 2004, to $204,000 for the three months ended June 30, 2005. The increase was comprised of an increase of $132,000 in net interest income and an increase of $370,000 in noninterest income both of which were partially offset by an increase of $425,000 in the provision for loan losses, a $35,000 increase in noninterest expense and an increase of $19,000 in the provision for federal income tax expense.

     INTEREST INCOME. Average earning assets remained virtually the same at $145.1 million, but a 36 basis point increase in yields resulted in an increase in interest income of $131,000, or 6.07%, for the three months ended June 30, 2005, compared to the same period in 2004. The increase in yields resulted mainly from the repricing of variable rate loans as the Federal Reserve raised rates 25 basis points nine times since July 2004 through June 30, 2005.

     INTEREST EXPENSE. Interest expense on deposit liabilities increased $3,000, or 0.50%, for the three months ended June 30, 2005, as compared to the same period in 2004. Total average deposits decreased by $2.0 million comparing the quarters ended June 30, 2005 and 2004, and the average interest rate paid on interest-bearing deposits increased by 7 basis points from 2.41% for the three months ended June 30, 2004, to 2.48% for the same period in 2005. The average balance of FHLB advances decreased from $34.6 million for the three-month period ended June 30, 2004, to $34.4 million for the same period in 2005 and, coupled with a 2 basis point decrease in rates paid, resulted in a decrease in interest on FHLB advances of $4,000 for the three months ended June 30, 2005, compared to the same period in 2004.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $475,000, and there were $33,000 in net charge-offs during the three months ended June 30, 2005, compared to a $50,000 provision and $280,000 in net charge-offs during the three months ended June 30, 2004. The provision was increased based upon the results of management's ongoing loan reviews, analysis of loan delinquencies, analysis of the economic factors specific to our local demographic area, as well as national data, and in conjunction with historic trends and portfolio composition.

     NONINTEREST INCOME. Noninterest income increased by $370,000 for the three months ended June 30, 2005, compared to the same period in 2004. The increase was mainly due to a $329,000 net gain on the redemption of Intrieve Incorporated stock. Another $32,000 resulted from net gains on the sale of real estate owned.

     NONINTEREST EXPENSE. Noninterest expense increased $35,000, or 4.28%, to $853,000 for the three months ended June 30, 2005, from $818,000 in the comparable period in 2004. This increase was attributable to a $46,000 increase in salaries and employee benefits expense reflecting staffing decisions and was offset partially by a decrease of $19,000 in other noninterest expenses. The annualized ratio of noninterest expense to average total assets was 2.24% and 2.13% for the three months ended June 30, 2005 and 2004, respectively.

     INCOME TAXES. The provision for income taxes increased $19,000 for the three months ended June 30, 2005, compared with the same period in the prior year, primarily as a result of the $42,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter. The effective tax rate for the three months ended June 30, 2005, was 31.54% versus 29.30% for the same period in 2004 reflecting the impact of the 34% tax rate on the $329,000 gain on the redemption of the Intrieve Incorporated stock.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004

     GENERAL. Net income increased $48,000, or 13.75%, from $349,000 for the six months ended June 30, 2004, to $397,000 for the six months ended June 30, 2005. This increase was primarily attributed to an increase of $194,000 in net interest income, an increase of $354,000 in noninterest income and a $3,000 decrease in noninterest expense all of which were partially offset by a $455,000 increase in the provision for loan losses and a $48,000 increase in federal income tax expense.

     INTEREST INCOME. The $690,000 increase in average earning assets in conjunction with a 20 basis point increase in yields resulted in an increase in interest income of $168,000, or 3.86%, for the six months ended June 30, 2005, compared to the same period in 2004. The increase in yields caused an increase of $147,000 in interest income, with the remaining $21,000 increase resulting from the slight increase in the amount of average interest earning assets. The increase in yields resulted mainly from the repricing of variable rate loans as the Federal Reserve raised rates 25 basis points nine times since July 2004 through June 30, 2005.

     INTEREST EXPENSE. Interest expense on deposit liabilities decreased only $9,000, or 0.74%, for the six months ended June 30, 2005, as compared to the same period in 2004. Total average interest-bearing deposits increased by only $186,000 comparing the six months ended June 30, 2005 to 2004, and the average interest rate paid on interest-bearing deposits decreased by only 2 basis points from 2.44% for the six-month period ended June 30, 2004, to 2.42% for the same period ended June 30, 2005. The average balance of FHLB advances decreased from $34.6 million for the six-month period ending June 30, 2004, to $34.2 million for the same period ended June 30, 2005, which combined with a decrease of 4 basis points in cost resulted in a decrease in interest on FHLB advances of $17,000 for the six-month period ended June 30, 2005, compared to the same period ended June 30, 2004. Of the overall decrease of $26,000 in interest expense, $25,000 is attributable to rates paid, or yields, on interest costing liabilities, and $1,000 is attributed to volume decreases.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $555,000 and there were net charge-offs of $29,000 during the six months ended June 30, 2005, compared to a $100,000 provision and net charge-offs of $303,000 during the six months ended June 30, 2004. The provision was increased significantly based upon the results of management's ongoing analyses of the adequacy of the allowance for loan losses.

     NONINTEREST INCOME. Noninterest income increased by $354,000 for the six months ended June 30, 2005, compared to the same period in 2004. The increase was mainly due to a $329,000 net gain on the redemption of Intrieve Incorporated stock. An additional $13,000 resulted from net gains on the sale of real estate owned.

     NONINTEREST EXPENSE. Noninterest expense decreased $3,000, or 0.18%, to $1,682,000 for the six months ended June 30, 2005, from $1,685,000 in the comparable period in 2004. Decreases in net occupancy expense of $8,000 and other noninterest expenses of $23,000 were almost fully offset by an increase of $15,000 in data processing fees and increases of $6,000 each in professional fees and franchise taxes. The annualized ratio of noninterest expense to average total assets was 2.19% and 2.20% for the six months ended June 30, 2005 and 2004, respectively.

     INCOME TAXES. The provision for income taxes increased $48,000 for the six months ended June 30, 2005, compared with the same period in the prior year, primarily as a result of the $96,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the six-month period. The effective tax rate for the first half of 2005 was 31.90% versus 28.34% for the same period in 2004 reflecting the impact of the 34% tax rate on the $329,000 gain on the redemption of the Intrieve Incorporated stock.

                                     ITEM 3.

                             CONTROLS AND PROCEDURES

The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of June 30, 2005. There was no change in the registrant's internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

                                        HOME CITY FINANCIAL CORPORATION


Date: August 15, 2005                   /s/ J. William Stapleton
                                        ----------------------------------------
                                        J. William Stapleton, President,
                                        Chief Executive Officer and
                                        Chief Operating Officer


Date: August 15, 2005                   /s/ Charles A. Mihal
                                        ----------------------------------------
                                        Charles A. Mihal
                                        Secretary, Treasurer and
                                        Chief Financial Officer