Form 10QSB
period 2005-09-30
HOME CITY FINANCIAL CORP
filed 2005-11-09
CIK 1022103

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to ____________

Commission File Number: 0-21809

                        HOME CITY FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)



            OHIO                                         34-1839475
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              2454 North Limestone Street, Springfield, Ohio 45503
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (937) 390-0470
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

      Yes   [X]       No   [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes   [ ]       No   [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2005, 835,690 common shares of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format (Check one):
      Yes   [ ]       No   [X]

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO

                                   FORM 10-QSB
                                      INDEX

                         ===============================

                                                                                 Page Number
PART I  FINANCIAL INFORMATION

     ITEM

     1.   Financial Statements

          Condensed consolidated balance sheets -- September 30, 2005, and               3
          December 31, 2004

          Condensed consolidated statements of income -- Nine months and three           4
          months ended September 30, 2005 and 2004

          Condensed consolidated statement of changes in shareholders' equity --         5
          Nine months ended September 30, 2005

          Condensed consolidated statements of cash flows --                             6
          Nine months ended September 30, 2005 and 2004

          Notes to condensed consolidated financial statements                           7

     2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                         12


     3.   Controls and Procedures                                                       18

PART II OTHER INFORMATION

     ITEM

     1.   Legal Proceedings                                                             19

     2.   Unregistered Sales of Equity Securities and Use of Proceeds                   19

     3.   Defaults upon Senior Securities                                               19

     4.   Submission of Matters to a Vote of Security Holders                           19

     5.   Other Information                                                             19

     6.   Exhibits and Reports on Form 8-K                                              19

Signatures                                                                              20

Index to Exhibits                                                                       21

Certifications                                                                        22 - 26


                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                          (Dollars in thousands)
                                                                                       (Unaudited)
                                                                                       At September     At December
                                                                                         30, 2005        31, 2004
                                                                                       ------------     -----------
ASSETS
Cash and cash equivalents
    Cash and due from banks                                                                $  2,716        $    859
    Interest-bearing demand deposits                                                          2,098           6,529
    Federal funds sold                                                                          863           2,207
                                                                                           --------        --------
        Cash and cash equivalents                                                             5,677           9,595

Available-for-sale securities                                                                 7,546           6,432
Loans held for sale                                                                             273             -0-
Loans, net of allowance for loan losses of $1,368 and $760
         at September 30, 2005 and December 31, 2004                                        127,295         130,067
Premises and equipment                                                                        3,451           3,602
Federal Home Loan Bank stock                                                                  2,445           2,360
Interest receivable                                                                             547             544
Cash surrender value of life insurance                                                        3,171           3,067
Other                                                                                           457             557
                                                                                           --------        --------
               TOTAL ASSETS                                                                $150,862        $156,224
                                                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
       Demand                                                                              $  7,043        $  5,235
       Savings, NOW and money market                                                         35,868          51,173
       Time                                                                                  56,171          50,796
                                                                                           --------        --------
               Total Deposits                                                                99,082         107,204
                                                                                           --------        --------

Federal Home Loan Bank advances                                                              37,305          35,120
Interest payable and other liabilities                                                        1,218           1,165
                                                                                           --------        --------

               TOTAL LIABILITIES                                                            137,605         143,489

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Preferred shares, no par value: authorized 1,000,000 shares; none issued
                                                                                                -0-             -0-
Common shares, no par value: authorized 5,000,000 shares;
    shares issued - 981,913
                                                                                                -0-             -0-
Additional paid-in capital                                                                    6,355           6,325
Retained earnings                                                                             9,235           8,868
Unearned Recognition and Retention Plan (RRP) shares                                            (41)            (69)
Unearned Employee Stock Ownership Plan (ESOP) shares                                           (138)           (221)
Accumulated other comprehensive loss                                                           (164)           (178)
Treasury shares, at cost; 146,223 shares                                                     (1,990)         (1,990)
                                                                                           --------        --------
               TOTAL SHAREHOLDERS' EQUITY                                                    13,257          12,735
                                                                                           --------        --------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $150,862        $156,224
                                                                                           ========        ========

See notes to condensed consolidated financial statements.

                       HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                          (Dollars in thousands)                 (Dollars in thousands)
                                                      (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)
                                                     3 Months Ended      3 Months Ended    9 Months Ended      9 Months Ended
                                                     Sept. 30, 2005      Sept. 30, 2004    Sept. 30, 2005      Sept. 30, 2004
                                                     --------------      --------------    --------------      --------------
INTEREST INCOME
Loans                                                   $2,196              $2,089             $6,530               $6,282
Securities                                                  22                  54                 81                  128
Federal funds sold                                           8                   4                 16                   41
Dividends on Federal Home Loan Bank stock                   30                  25                 85                   70
Deposits with financial institutions                        37                   7                 98                    7
                                                        ------              ------             ------               ------
    TOTAL INTEREST INCOME                                2,293               2,179              6,810                6,528

INTEREST EXPENSE
Deposits                                                   623                 605              1,826                1,817
Borrowings                                                 490                 485              1,439                1,451
                                                        ------              ------             ------               ------
    TOTAL INTEREST EXPENSE                               1,113               1,090              3,265                3,268
                                                        ------              ------             ------               ------

    NET INTEREST INCOME                                  1,180               1,089              3,545                3,260
Provision for loan losses                                   80                  42                635                  142
                                                        ------              ------             ------               ------

    NET INTEREST INCOME AFTER
     PROVISION  FOR LOAN LOSSES                          1,100               1,047              2,910                3,118

NONINTEREST INCOME
Service charges on deposits                                 11                  10                 31                   30
Net realized gains on sales of available-for-
     sale securities                                       -0-                   1                -0-                    6
Gain on redemption of Intrieve Incorporated
     stock                                                  16                 -0-                345                  -0-
Life insurance                                              57                  34                127                  103
Other                                                       32                  12                 68                   19
                                                        ------              ------             ------               ------
    TOTAL NONINTEREST INCOME                               116                 57                 571                  158

NONINTEREST EXPENSE
Salaries and employee benefits                             452                 489              1,350                1,383
Net occupancy expense                                       67                  71                201                  213
Equipment expense                                           52                  54                161                  166
Data processing fees                                        52                  60                181                  174
Professional fees                                           85                  56                231                  196
Franchise taxes                                             41                  38                122                  113
Other                                                      106                 113                291                  321
                                                        ------              ------             ------               ------

    TOTAL NONINTEREST EXPENSE                              855                 881              2,537                2,566
                                                        ------              ------             ------               ------

    NET INCOME BEFORE FEDERAL
      INCOME TAX EXPENSE                                   361                 223                944                  710

Provision for income tax expense                           115                  72                301                  210
                                                        ------              ------             ------               ------
    NET INCOME                                          $  246              $  151             $  643               $  500
                                                        ======              ======             ======               ======

Earnings per common share -- basic                      $ 0.30              $ 0.19             $ 0.79               $ 0.63
Earnings per common share -- diluted                    $ 0.30              $ 0.19             $ 0.78               $ 0.62
Dividends declared per share                            $ 0.11              $ 0.11             $ 0.33               $ 0.33


See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Accumulated
                                          Additional                           Unearned      Other
                                            Paid-in    Retained    Unearned      ESOP     Comprehensive Treasury
                                   Shares   Capital    Earnings  Compensation   Shares        Loss       Shares      Total
                                -------------------------------------------------------------------------------------------
Balance, January 1, 2005           981,913  $6,325       $8,868     $(69)      $(221)     $(178)       $(1,990)     $12,735
      Comprehensive income
        Net income                                          643                                                         643
        Change in unrealized
          gain (loss) on
          securities
          available for
          sale, net of
          reclassification
          adjustment and
          tax  effect                                                                        14                          14
                                                                                                                    -------
         Total comprehensive
           income                                                                                                       657
                                                                                                                    -------
      Amortization of
        unearned
        compensation expense                                          28                                                 28

      ESOP shares earned                        30                                83                                    113


      Dividends on common
        shares, $.33 per share                             (276)                                                       (276)
                                   -------  ------       ------  -------       -----      -----        -------      -------
Balance, September 30, 2005        981,913  $6,355       $9,235     $(41)      $(138)     $(164)       $(1,990)     $13,257
                                   =======  ======       ======  =======       =====      =====        =======      =======

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION
                                SPRINGFIELD, OHIO
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                  (Dollars in thousands)
                                                                                            (Unaudited)            (Unaudited)
                                                                                           9 Months ended        9 Months ended
                                                                                         September 30, 2005    September 30, 2004
OPERATING ACTIVITIES
Net income                                                                                         $643                   $500
    Items not requiring (providing) cash
        Depreciation and amortization                                                               174                    175
        Provision for loan losses                                                                   635                    142
        Amortization of premiums and discounts on securities                                         21                     36
        Deferred income taxes                                                                      (419)                  (195)
        Increase in cash surrender value of life insurance                                         (104)                   (83)
        Employees Stock Ownership Plan compensation expense                                         113                    137
        Recognition and Retention Plan compensation expense                                          28                     27
        Net realized gains on available-for-sale securities                                          -0-                    (6)
        Gain on redemption of Intrieve Incorporated stock                                          (345)                    -0-
        Gain on sale of real estate owned                                                           (58)                    -0-
        FHLB stock dividends                                                                        (85)                   (70)
        Proceeds from sale of loans held for sale                                                 1,782                     -0-
        Originations of loans held for sale                                                      (2,019)                    -0-
        Gain on sale of loans                                                                       (36)                    -0-

    Changes in
               Interest receivable                                                                   (3)                    (9)
               Other assets                                                                         557                   (467)
               Interest payable and other liabilities                                               122                     27
                                                                                               --------                -------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,006                    214
                                                                                               --------                -------
INVESTING ACTIVITIES
        Purchase of available-for-sale securities                                               (14,986)                (9,970)
        Proceeds from payments and maturities of securities available-for-sale                   13,870                  3,754
        Proceeds from redemption of Intrieve Incorporated stock                                     360                    -0-
        Proceeds from sales of available-for-sale securities                                         -0-                   554
        Net change in loans                                                                       2,137                 (1,903)
        Purchases of premises and equipment                                                         (23)                   (23)
                                                                                               --------                -------
                   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            1,358                 (7,588)
                                                                                               --------                -------

FINANCING ACTIVITIES
        Net increase (decrease) in demand deposits, money market, NOW and
           savings accounts                                                                     (13,497)                 5,571
        Net increase (decrease) in certificates of deposit                                        5,375                 (1,462)
        Proceeds from Federal Home Loan Bank advances                                             8,000                  3,500
        Repayment of Federal Home Loan Bank advances                                             (5,815)                (1,542)
        Dividends paid                                                                             (276)                  (272)
        Net decrease in advances from borrowers for taxes and insurance                             (69)                   (56)
        Proceeds from stock options exercised -- new                                                 -0-                   231
        Proceeds from stock options exercised -- from treasury                                       -0-                   384
        Purchase of treasury shares                                                                  -0-                  (384)
                                                                                               --------                -------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (6,282)                 5,970
                                                                                               --------                -------
DECREASE IN CASH AND CASH EQUIVALENTS                                                            (3,918)                (1,404)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    9,595                 10,473
                                                                                               --------                -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 5,677                $ 9,069
                                                                                               ========                =======

See notes to condensed consolidated financial statements.

                         HOME CITY FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation's ("Company" or "HCFC") financial position as of September 30, 2005, and December 31, 2004, and the consolidated results of operations and the cash flows for the nine months ended September 30, 2005 and 2004. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2.    ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                      (Dollars in thousands)
                                      Three            Three                 Nine              Nine
                                      Months           Months                Months            Months
                                      Ended            Ended                 Ended             Ended
                                  September 30,     September 30,         September 30,     September 30,
                                      2005              2004                  2005              2004
                                  -------------     -------------         -------------     -------------

Balance, beginning of period          $1,286             $792               $  760            $ 995
Provision for loan losses                 80               42                  635              142
Charge-offs                              -0-              (13)                 (35)            (320)
Recoveries                                 2                1                    8                5
                                      ------             ----               ------            -----
Balance, end of period                $1,368             $822               $1,368            $ 822
                                      ======             ====               ======            =====


NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30, 2005, consisted of twenty advances for $37.3 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

                                                           (Dollars in thousands)
                                   At September 30, 2005                             At December 31, 2004
                          -------------------------------------------     -------------------------------------------
                                         Range of         Weighted-                     Range of          Weighted-
                                         interest          average                      interest           average
                          Amount          rates         interest rate     Amount          rates         interest rate
                         -------       -----------      -------------    --------      -----------      -------------
Due within
 one year                $ 3,630       3.30%-6.35%          3.93%        $ 1,249       2.38%-8.35%          3.22%

After one but
 within five
 years                   $19,540       3.05%-7.28%          5.90%        $14,719       3.05%-7.28%          5.60%

After five
 years                   $14,135       3.30%-5.80%          5.22%        $19,152       3.30%-6.84%          5.62%


NOTE 4.       REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2005.


                                                                      (Dollars in thousands)
                                                                                                   To be
                                                                                           Categorized as "Well
                                                                                            Capitalized" Under
                                                                       For Capital           Prompt Corrective
                                            Actual                  Adequacy Purposes        Action Provisions
                                            ------                ---------------------     --------------------
                                        Amount      Ratio          Amount         Ratio       Amount       Ratio
                                        ------      -----         --------        -----     ---------     ------

Total Risk-Based Capital
   (To Risk-Weighted Assets)            $14,272     13.0%          $8,765           8.0%      $10,956      10.0%

Tier I Capital
   (To Risk-Weighted Assets)            $12,904     11.8%             N/A           N/A       $ 6,573       6.0%

Tier I Capital
   (To Total Assets)                    $12,904      8.6%          $6,029           4.0%*     $ 7,536       5.0%

Tangible Capital
   (To Total Assets)                    $12,904      8.6%          $2,261           1.5%          N/A       N/A



* Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 5.       EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company's Recognition and Retention Plan ("RRP") and stock options granted under the Stock Option Plan ("SOP"). Unearned ESOP and RRP shares which have not vested have been excluded from the computation of average shares outstanding. For the three and nine months ended September 30, 2005, stock options totaling 4,400 shares of common stock were not considered in computing EPS as they were anti-dilutive (i.e., the exercise price exceeded the market price at such date). For the three and nine months ended September 30, 2004, stock options totaling 7,500 shares of common stock were not considered in computing EPS as they were anti-dilutive. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                                                            For the Three Months Ended
                                                                                September 30, 2005
                                                                                      Weighted-
                                                                                       average            Per
                                                                        Income          Shares           Share
                                                                     (Numerator)     (Denominator)       Amount
                                                                     -----------     -------------       ------
Basic EPS
   Income available to common shareholders                              $246,400           816,916       $0.30



   Effective of dilutive securities
   Stock options                                                               0            10,598
                                                                        --------           -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                                                  $246,400           827,514       $0.30
                                                                        ========           =======



                                                                               For the Three Months Ended
                                                                                   September 30, 2004
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
                                                                         ========          =======


                                                                             For the Nine Months Ended
                                                                                  September 30, 2005
                                                                                        Weighted-
                                                                                         average             Per
                                                                        Income            Shares            Share
                                                                      (Numerator)      (Denominator)        Amount
                                                                      -----------      -------------       -------
Basic EPS
   Income available to common shareholders                              $643,175           816,304           $0.79

   Effective of dilutive securities
   Stock options                                                               0            10,086
                                                                        --------           -------

Diluted EPS
   Income available to common shareholders +
   assumed conversions                                                  $643,175           826,390           $0.78
                                                                        ========           =======





                                                                          For the Nine Months Ended
                                                                               September 30, 2004
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

                                                                (Dollars in thousands except per share amounts)
                                                 For the Three Months ended September 30   For the Nine Months ended September 30
                                                 ---------------------------------------   --------------------------------------
                                                         2005               2004                   2005              2004
                                                        -----              -----                  -----             -----
Net income, as reported                                  $246               $151                   $643              $500

Less:  Total stock-based employee compensation
       cost determined under the fair value
       based method net of income taxes                    (2)                (2)                    (7)               (7)
                                                        -----              -----                  -----             -----
Pro forma net income                                     $244               $149                   $636              $493
                                                        =====              =====                  =====             =====

Earnings per share:

       Basic -- as reported                             $0.30              $0.19                   $0.79            $0.63
                                                        =====              =====                   =====            =====
       Basic -- pro forma                               $0.30              $0.19                   $0.78            $0.62
                                                        =====              =====                   =====            =====
       Diluted -- as reported                           $0.30              $0.19                   $0.78            $0.62
                                                        =====              =====                   =====            =====
       Diluted -- pro forma                             $0.30              $0.18                   $0.77            $0.61
                                                        =====              =====                   =====            =====



NOTE 7.       STATUS OF SUPERVISORY AGREEMENT

As of August 22, 2005, Home City Federal Savings Bank of Springfield entered into a supervisory agreement with the OTS. Disclosure of the supervisory agreement was filed in a Form 8-K. Management believes it is adhering responsibly to the directives of this agreement and that Home City will have enhanced its ability to provide excellent customer service to the community while strengthening and maintaining its regulatory compliance and performance.

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


                         CHANGES IN FINANCIAL CONDITION

         At September 30, 2005, the consolidated assets of the Company totaled $150.9 million, a decrease of $5.4 million, or 3.43%, from $156.2 million at December 31, 2004. The decrease in total assets consisted primarily of the decrease in cash and cash equivalents of $3.9 million and the decrease in net loan balances of $2.8 million, both of which were offset by a $1.1 million increase in available-for-sale securities.

         Net loans receivable decreased by $2.8 million, or 2.13%, to $127.3 million during the nine months ended at September 30, 2005, from $130.1 million at December 31, 2004. The decrease reflected diminished loan origination activity starting in the latter part of the first half of 2005 and on into the third quarter.

         Total cash and cash equivalents decreased by $3.9 million, or 40.83%, during the first nine months of 2005. This resulted primarily from funding $8.1 million of deposit outflows net of the $2.2 million increase in FHLB advances, the $2.8 million decrease in net loan balances and the $1.1 million increase in available-for-sale securities.

         Available-for-sale securities increased $1.1 million, or 17.32%, from $6.4 million at December 31, 2004, to $7.5 million at September 30, 2005, mainly as the result of net redistribution of a portion of federal funds into treasury investments.

         Deposit balances decreased $8.1 million, or 7.58%, from $107.2 million at December 31, 2004, to $99.1 million at September 30, 2005. While demand, savings, NOW and money market deposits decreased by $13.5 million, or 23.93%, time deposits increased by only $5.4 million, or 10.58%, reflecting the diminished Prime Statement savings account balances as depositors moved into short-term certificates with the Bank or investment opportunities elsewhere as rates continued their measured rise.

         Advances from the FHLB increased $2.2 million, or 6.22%, from $35.1 million at December 31, 2004, to $37.3 million at September 30, 2005, representing a source of additional liquidity.

         Total shareholders' equity increased $522,000, or 4.10%, from December 31, 2004, to September 30, 2005. This increase was primarily the result of the $643,000 of first nine months 2005 income together with increases of $113,000 from ESOP shares earned, $28,000 amortization of unearned compensation expense and the $14,000 decrease in accumulated other comprehensive loss, all of which were partially offset by the $276,000 cash dividend payments.

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

         OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2005, the Bank's regulatory liquidity ratio was 12.64%. At such date, the Bank had commitments to originate loans totaling $12.9 million and commitments to sell loans of $273,000. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

         The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See "Note 4 - Regulatory Capital." The Bank exceeded all of its capital requirements at September 30, 2005.

         On February 28, 2005, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 10, 2005, which was paid on March 15, 2005. On May 23, 2005, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on June 8, 2005, which was paid on June 15, 2005. On August 22, 2005, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on September 8, 2005, which was paid on September 15, 2005.

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         GENERAL. Net income increased $95,000, or 62.91%, from $151,000 for the three months ended September 30, 2004, to $246,000 for the three months ended September 30, 2005. The increase was comprised of an increase of $91,000 in net interest income, an increase of $59,000 in noninterest income and a $26,000 decrease in noninterest expense, all of which were partially offset by an increase of $38,000 in the provision for loan losses and an increase of $43,000 in the provision for federal income tax expense.

         INTEREST INCOME. Average earning assets decreased $5.5 million, but a 56 basis point increase in yields resulted in an increase in interest income of $114,000, or 5.23%, for the three months ended September 30, 2005, compared to the same period in 2004. The increase in yields resulted mainly from the repricing of variable rate loans as the Federal Reserve raised rates 25 basis points eleven times since July 2004 through September 30, 2005.

         INTEREST EXPENSE. Interest expense on deposit liabilities increased $18,000, or 2.98%, for the three months ended September 30, 2005, as compared to the same period in 2004. Total average deposits decreased by $5.7 million comparing the quarters ended September 30, 2005 and 2004, and the average interest rate paid on interest-bearing deposits increased by 22 basis points from 2.42% for the three months ended September 30, 2004, to 2.64% for the same period in 2005. The average balance of FHLB advances increased from $34.6 million for the three-month period ended September 30, 2004, to $35.3 million for the same period in 2005 and, offset by a 5 basis point decrease in rates paid, resulted in an increase in interest on FHLB advances of $5,000 for the three months ended September 30, 2005, compared to the same period in 2004.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $80,000, and there were $2,000 in net recoveries during the three months ended September 30, 2005, compared to a $42,000 provision and $12,000 in net charge-offs during the three months ended September 30, 2004. The provision was increased based upon the results of management's ongoing loan reviews, analysis of loan delinquencies, analysis of the economic factors specific to our local demographic area, as well as national data, and in conjunction with historic trends and portfolio composition.

         NONINTEREST INCOME. Noninterest income increased by $59,000 for the three months ended September 30, 2005, compared to the same period in 2004. The increase was mainly due to an additional gain of $16,000 on the redemption of Intrieve Incorporated stock. Another $23,000 resulted from surrender fees terminating on three life insurance policies held to their tenth anniversary year.

         NONINTEREST EXPENSE. Noninterest expense decreased $26,000, or 2.95%, to $855,000 for the three months ended September 30, 2005, from $881,000 in the comparable period in 2004. This decrease was attributable to a $37,000 decrease in salaries and employee benefits expense reflecting staffing decisions and was offset partially by a net increase of $11,000 in other noninterest expenses. The annualized ratio of noninterest expense to average total assets was 2.26% for both the quarter ended September 30, 2005, and the quarter ended September 30, 2004.

         INCOME TAXES. The provision for income taxes increased $43,000 for the three months ended September 30, 2005, compared with the same period in the prior year, primarily as a result of the $138,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter. The effective tax rate for the three months ended September 30, 2005, was 31.86% versus 32.29% for the same period in 2004.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         GENERAL. Net income increased $143,000, or 28.60%, from $500,000 for the nine months ended September 30, 2004, to $643,000 for the nine months ended September 30, 2005. This increase was primarily attributed to an increase of $285,000 in net interest income, an increase of $413,000 in noninterest income and a $29,000 decrease in noninterest expense, all of which were partially offset by a $493,000 increase in the provision for loan losses and a $91,000 increase in federal income tax expense.

         INTEREST INCOME. The $1.3 million decrease in average earning assets was more than offset by a 32 basis point increase in yields which resulted in an increase in interest income of $282,000, or 4.32%, for the nine months ended September 30, 2005, compared to the same period in 2004. The increase in yields caused an increase of $194,000 in interest income, with the remaining $88,000 increase resulting from a shift into higher yielding loans from investment securities and federal funds sold even though the total amount of average interest earning assets decreased. The increase in yields resulted mainly from the repricing of variable rate loans as the Federal Reserve raised rates 25 basis points eleven times since July 2004 through September 30, 2005.

         INTEREST EXPENSE. Interest expense on deposit liabilities increased only $9,000, or 0.50%, for the nine months ended September 30, 2005, as compared to the same period in 2004. Total average interest-bearing deposits decreased by $1.8 million comparing the nine months ended September 30, 2005 to 2004, and the average interest rate paid on interest-bearing deposits increased by only 6 basis points from 2.43% for the nine-month period ended September 30, 2004, to 2.49% for the same period ended September 30, 2005. The average balance of FHLB advances was virtually the same at $34.6 million for the nine-month periods ending September 30, 2004, and September 30, 2005. A decrease of 4 basis points in cost resulted in a decrease in interest on FHLB advances of $12,000 for the nine-month period ended September 30, 2005, compared to the same period ended September 30, 2004. Of the overall decrease of $3,000 in interest expense, $9,000 is attributable to rates paid, or yields, on interest costing liabilities, and a $6,000 offsetting increase is attributed to a shift in mix of interest-bearing liabilities even though total average balances decreased.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $635,000 and there were net charge-offs of $27,000 during the nine months ended September 30, 2005, compared to a $142,000 provision and net charge-offs of $315,000 during the nine months ended September 30, 2004. The provision was increased significantly based upon the results of management's ongoing loan reviews, analysis of loan delinquencies, analysis of the economic factors specific to our local demographic area, as well as national data, and in conjunction with historic trends and portfolio composition. The higher proportion of non-owner occupied single family home loans and commercial nonresidential loans with their inherently greater risk factors were key elements of the increased provision although delinquencies still remain minimal.

         NONINTEREST INCOME. Noninterest income increased by $413,000 for the nine months ended September 30, 2005, compared to the same period in 2004. The increase was mainly due to a $345,000 net gain on the redemption of Intrieve Incorporated stock. An additional $58,000 resulted from net gains on the sale of real estate owned.

         NONINTEREST EXPENSE. Noninterest expense decreased $29,000, or 1.13%, to $2,537,000 for the nine months ended September 30, 2005, from $2,566,000 in the comparable period in 2004. Decreases of $33,000 in salaries and employee benefits, $12,000 in net occupancy expense and $30,000 in other noninterest expense were partially offset by increases of $35,000 in professional fees and $9,000 in franchise taxes. The annualized ratio of noninterest expense to average total assets was 2.21% and 2.22% for the nine months ended September 30, 2005 and 2004, respectively.

         INCOME TAXES. The provision for income taxes increased $91,000 for the nine months ended September 30, 2005, compared with the same period in the prior year, primarily as a result of the $234,000 increase in net income before federal income tax expense and the composition of the taxable and non-taxable income for the nine-month period. The effective tax rate for the first nine months of 2005 was 31.89% versus 29.58% for the same period in 2004 reflecting the impact of the 34% tax rate on the $345,000 gain on the redemption of the Intrieve Incorporated stock in 2005.

                                     ITEM 3.

                             CONTROLS AND PROCEDURES

The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of September 30, 2005. There was no change in the registrant's internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

         Not Applicable


ITEM 5 - OTHER INFORMATION

         Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are included:


         1. Exhibit 3(i):    Articles of Incorporation

         2. Exhibit 3(ii):   Code of Regulations

         3. Exhibit 10:      Supervisory Agreement

         4. Exhibit 31.1:    Rule 13a-14(a)/15d-14(a) Certification of the
                             Chief Executive Officer.

         5. Exhibit 31.2:    Rule 13a-14(a)/15d-14(a) Certification of the
                             Chief Financial Officer.

         6. Exhibit 32:      Certification Pursuant to 18 U.S.C. Section
                             1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         7. Exhibit 99:      Safe Harbor Under the Private Securities
                             Litigation Reform Act of 1995.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HOME CITY FINANCIAL CORPORATION



Date:       November 9, 2005                    /s/ J. William Stapleton
      -------------------------                 --------------------------------
                                                J. William Stapleton, President,
                                                Chief Executive Officer and
                                                Chief Operating Officer


Date:       November 9, 2005                    /s/ Charles A. Mihal
      -------------------------                 --------------------------------
                                                Charles A. Mihal
                                                Secretary, Treasurer and
                                                Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER

3(i) Articles of Incorporation (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 1997, Ex. 3(i))

3(ii) Code of Regulations (incorporated by reference to the registrant's
      Definitive Proxy Statement filed on March 24, 2003, Exhibit A)

10 Supervisory Agreement (incorporated by reference to the registrant's Form 8-K filed on August 25, 2005, Exhibit 10)

31.1  Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2  Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

99    Safe Harbor Under the Private Securities Litigation Reform Act of 1995