Form 10KSB
period 2005-12-31
HOME CITY FINANCIAL CORP
filed 2006-03-30
CIK 1022103

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2005
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
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     State issuer’s revenues for the most recent fiscal year. $9,746,000
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days: The aggregate market value of the shares held by non-affiliates was $9,403,364 based upon the closing sale price of $15.25 per share as quoted by The Nasdaq Stock Market as of March 20, 2006.
     As of March 20, 2006, 835,690 common shares of the Registrant were outstanding.
     Documents Incorporated by Reference
     The following sections of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of Home City Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:
1.	Election of Directors

2.	Compensation of Directors and Executive Officers

3.	Voting Securities and Ownership of Certain Beneficial Owners and Management

4.	Section 16(a) Beneficial Ownership Reporting Compliance
     Transitional Small Business Disclosure Format YES ☐ NO ☑

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
FORM 10-KSB
INDEX

		PAGE NUMBER
ITEM 13.	Exhibits	71

ITEM 14.	Principal Accountant Fees and Services	72

SIGNATURES		73

INDEX TO EXHIBITS		74

Exhibit	14

Exhibit	21

Exhibit	23

Exhibit	31.1

Exhibit	31.2

Exhibit	32

Exhibit	99.1
EX-14
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-99.1

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

Such statements are subject to certain risks and uncertainties, including changes in economic conditions in Home City’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home City’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect HCFC’s financial performance and could cause HCFC’s actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.1 hereto “Safe Harbor Under the Private Securities Litigation Reform Act of 1995,” which is incorporated herein by reference.
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
     Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:
1.	Financial Condition. Management’s statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2005.

2.	Comparison of Results of Operations for the Fiscal Years Ended December 31, 2005 and 2004 — Provision for Loan Losses. Management’s statements regarding the adequacy of the allowance for loan losses at December 31, 2005.

3.	Liquidity and Capital Resources. Management’s belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.
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

Loan Portfolio Composition. The following table presents certain information with respect to the composition of Home City’s loan portfolio at the dates indicated:

	At December 31,
	2005		2004
	(Dollars in thousands)
		Percent of		Percent of
	Amount	total loans	Amount	total loans
Residential real estate loans:
One- to four-family (first mortgage)	$61,548	47.79%	$64,288	49.14%
Multifamily	9,939	7.72	9,208	7.04
Home equity (second mortgage)	3,494	2.71	3,906	2.99
Nonresidential real estate loans	32,514	25.25	30,930	23.64
Land loans	1,849	1.43	1,373	1.05
Construction loans	2,005	1.56	3,350	2.56

Total real estate loans	111,349	86.46	113,055	86.42

Commercial loans:
Secured, other than by real estate	13,667	10.61	12,434	9.50
Other, unsecured	2,718	2,11	2,625	2.01

Total commercial loans	16,385	12.72	15,059	11.51

Consumer loans:
Loans on deposits	68	0.05	75	0.06
Other consumer loans	984	0.77	2,638	2.01

Total consumer loans	1,052	0.82	2,713	2.07

Total loans	128,786	100.00%	130,827	100.00%

Less:
Allowance for loan losses	(1,377)		(760)

Net loans	$127,409		$130,067

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2005, regarding the dollar amount of loans maturing in Home City’s portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

							Due more
	Due during the			Due 4-5	Due 6-10	Due 11-15	than 15
	year ending December 31,			years after	years after	years after	years after
	2006	2007	2008	12/31/05	12/31/05	12/31/05	12/31/05	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$3,782	$1,148	$5,067	$4,233	$14,721	$26,911	$19,119	$74,981
Nonresidential	442	1,580	3,132	5,206	9,436	6,850	9,722	36,368
Consumer loans	152	100	119	276	242	163	0	1,052
Commercial loans	6,326	1,970	1,353	5,607	1,129	0	0	16,385

Total loans	$10,702	$4,798	$9,671	$15,322	$25,528	$33,924	$28,841	$128,786

     Of the loans due more than one year after December 31, 2005, loans with aggregate balances of $68.7 million have fixed rates of interest, and loans with aggregate balances of $49.4 million have adjustable interest rates.

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
     Home City has been originating adjustable-rate mortgage loans (“ARMs”) for several years. Home City offers 1/1 ARMs, 3/3 ARMs and 5/1 ARMs. Initially these ARMs are fixed for periods of 1 year, 3 years and 5 years and the index is the 1-year treasury, 3-year treasury and 1-year treasury respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is 2% with a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Home City also offers ARMs on one- to four-family investment properties with a margin of 5% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan. Home City originates ARMs which have initial interest rates slightly lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is generally lower than industry standards and is considered in Home City’s underwriting of any such loans with a one- to three-year adjustment period.
     The aggregate amount of Home City’s one- to four-family residential real estate loans equaled approximately $61.5 million at December 31, 2005, and represented 47.79% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $628,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $221,000 or 0.36%, of Home City’s one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.”
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
     At December 31, 2005, loans secured by multifamily properties totaled approximately $9.9 million, or 7.72%, of Home City’s total loan portfolio, all of which were secured by property located within Home City’s primary market area. At such date, all such loans were performing in accordance with their terms. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The largest loan secured by a multifamily property had a balance at December 31, 2005, of approximately $1.7 million.
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
     At December 31, 2005, home equity loans totaled approximately $3.5 million, or 2.71% of Home City’s total loan portfolio. All of such loans were secured by property located within Home City’s primary market area. At such date, home equity loans secured by second mortgages with outstanding balances of $20,000, or 0.57%, of Home City’s home equity balance, were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The balance of the largest single home equity loan was $197,000 at December 31, 2005.
     Nonresidential Real Estate Loans. Home City also makes loans secured by nonresidential real estate consisting of retail stores, office buildings, warehouses and industrial buildings. Nonresidential real estate loans generally are originated with terms of up to 20 years and a maximum loan amount of $2.1 million. Such loans generally have a maximum LTV of 80%. These loans are made with adjustable interest rates, with the interest rates based on prime or one-, three- or five-year U.S. Treasury obligations.
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
     At December 31, 2005, Home City had a total of $32.5 million invested in nonresidential real estate loans, all of which were secured by property located within Home City’s primary market area. Such loans comprised approximately 25.25 % of Home City’s total loans at such date. At such date, loans secured by nonresidential real estate with outstanding balances of $315,000, or 0.97%, of Home City’s nonresidential real estate balance, were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The balance of the largest nonresidential real estate loan was $1.4 million.
     Federal regulations limit the amount of nonresidential mortgage loans that an association may make to 400% of its total capital. At December 31, 2005, Home City’s nonresidential mortgage loans totaled 248.08% of Home City’s total capital.

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
     At December 31, 2005, land loans totaled approximately $1.8 million, or 1.43%, of Home City’s total loan portfolio. The largest land loan at December 31, 2005, had a balance of approximately $430,000. All of such loans were secured by property located within Home City’s primary market area, of which no loans were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.”
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
     At December 31, 2005, a total of $2.0 million, or approximately 1.56% of Home City’s total loans, consisted of construction loans. The largest construction loan at December 31, 2005, had a balance of approximately $363,000. All of Home City’s construction loans are secured by property located within Home City’s primary market area, and the economy of such lending area has been relatively stable. At December 31, 2005, all of such loans were performing in accordance with their terms.
     Commercial Loans. Home City also originates loans for commercial purposes which are secured by assets of the borrower other than real estate.
     Commercial loans totaling $13.7 million at December 31, 2005, were classified as those made to “small business borrowers.” These loans were primarily secured by accounts receivable, inventory and equipment. These loans are made with terms of up to seven years, a maximum loan amount of $1.9 million and a maximum LTV of 75%. These loans are made with adjustable interest rates, with the interest rates based on prime or prime plus a specified percentage above prime.

     Unsecured loans are another segment of commercial lending and totaled $2.7 million at December 31, 2005. These loans consist of lines of credit and term loans. The lines of credit are generally established for a one year period. Term loans are generally established up to an amortization of ten years. Due to the inherent risk related to uninsured loans, more stringent credit guidelines are required.
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
     At December 31, 2005, Home City had total commercial loans in the amount of $16.4 million, or approximately 12.72% of Home City’s total loans. At such date, loans secured by commercial collateral with outstanding balances of $305,000, or 1.86%, of Home City’s commercial loans, were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The total indebtedness of the largest single borrower within the commercial portfolio was $867,000 at December 31, 2005.
     Consumer Loans. Home City makes various types of consumer loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to 15 years. Home City has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans, although during 2005 consumer loans decreased as a percent of Home City’s loan portfolio.
     Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Home City has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.
     At December 31, 2005, Home City had approximately $1.1 million, or 0.82%, of its total loans invested in consumer loans. At such date, no such loans were more than 90 days delinquent or nonaccruing. See “Delinquent Loans, Non-performing Assets and Classified Assets.” The balance of the largest consumer loan was $110,000 at December 31, 2005.
     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper solicitations by Home City’s lending staff and walk-in customers.
     Loan applications for permanent mortgage loans are taken by loan personnel. Home City obtains a credit report, verification of employment and other documentation concerning the credit-

worthiness of the borrower. Home City generally limits the ratio of mortgage loan payments to the borrower’s income to 25% and the ratio of the borrower’s total debt payments to income to 35-42%. An appraisal of the fair market value of the real estate on which Home City will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors.
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
     Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Executive Loan Committee or the Board of Directors for review and for final disposition. If a mortgage loan application is approved, an attorney’s opinion of title is obtained on the title to the real estate that will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Home City as an insured mortgagee.
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
     Loan Originations, Purchases and Sales. Home City originates a greater number of fixed-rate loans than adjustable-rate loans. See “DESCRIPTION OF BUSINESS — Loan Maturity Schedule.” Home City occasionally will participate in loans originated by other institutions. During 2005 and 2004 Home City did not participate in any loans originated by other institutions.

     The following table presents Home City’s loan origination and participation activity for the years indicated:

	December 31,
	2005	2004
	(Dollars in thousands)
Loans originated:
One- to four-family residential real estate (1)	$17,105	$16,960
Multifamily residential real estate	1,424	1,076
Nonresidential real estate	3,649	6,364
Commercial	7,083	12,994
Consumer	2,743	2,342

Total loans originated	$32,004	$39,736

Loans purchased	0	0

Reductions:
Principal repayments	(29,145)	(34,937)
Sales of loans	(2,966)	(117)
Increase (decrease) in other items, net (2)	(2,551)	(1,127)

Net increase (decrease)	$(2,658)	$3,555

(1)	Includes construction loans.

(2)	Consists of unearned and deferred fees, costs and the allowance for loan losses.
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
     Based on such limits, Home City was able to lend approximately $2.1 million to one borrower at December 31, 2005. The largest amount Home City had outstanding to one borrower at December 31, 2005, was $1.8 million. Such loans were secured by commercial real estate properties. All of such loans were current at December 31, 2005.
     The aggregate amount of commercial loans not primarily secured by real estate that Home City may have outstanding may not exceed 20% of Home City’s total assets, and any amount in excess of 10% of total assets must be for small business loans. At December 31, 2005, Home City was in compliance with those limitations.
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
     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	December 31, 2005			December 31, 2004
			Percent			Percent
			of total			of total
	Number	Amount	loans	Number	Amount	loans
			(Dollars in thousands)
Loans delinquent for (1):
30-59 days	12	$606	0.47%	16	$724	0.55%
60-89 days	4	212	0.16	9	720	0.55
90 days and over	11	869	0.68	4	195	0.15

Total delinquent loans	27	$1,687	1.31%	29	$1,639	1.25%

(1)	The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

     The following table sets forth information with respect to the nonaccrual status of Home City’s loans which are 90 days or more past due and other non-performing assets at the dates indicated:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
Residential	$206	$195	$170
Nonresidential	315	0	0
Commercial	305	0	27
Home Equity	20	0	0

Subtotal non-accrual loans	$846	$195	$197

Loans 90 days or more past due and still accruing	23	0	346

Total non-performing loans	$869	$195	$543

Real estate owned	16	250	31

Total non-performing assets	$885	$445	$574

Total loan loss allowance	$1,377	$760	$995
Total non-performing assets as a percentage of total assets	0.59%	0.28%	0.38%
Loan loss allowance as a percent of non-performing loans	158.46%	389.74%	183.24%
     During the fiscal year ended December 31, 2005, $6,000 in interest income was recognized and an additional $19,000 would have been recorded as interest income on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, Home City had no restructured loans within the meaning of SFAS No. 15. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms. For additional information, see Note 3 of the Notes to Financial Statements.
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

     The aggregate amount of Home City’s classified assets at the dates indicated were as follows:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Classified assets:
Substandard	$3,579	$1,780	$3,044
Doubtful	271	243	216

Total classified assets	$3,850	$2,023	$3,260

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

     The following table sets forth an analysis of Home City’s allowance for loan losses for the years indicated:

	(Dollars in thousands)
	2005	2004
Balance at beginning of year	$760	$995
Charge-offs:
Residential loans	$(35)	$(385)
Consumer loans	(52)	(56)
Commercial loans	(11)	0

Subtotal charge-offs	$(98)	(441)
Recoveries	10	6

Net charge-offs	$(88)	$(435)
Provision for loan losses (charged to operations)	705	200

Balance at end of year	$1,377	$760

Ratio of net charge-offs to average net loans outstanding during the year	0.07%	0.34%
Ratio of allowance for loan losses to total loans	1.07%	0.58%
     The following table sets forth the allocation of Home City’s allowance for loan losses at the dates indicated:

	December 31,
	(Dollars in thousands)
	2005	2004
Allowance for loan losses:

Residential loans	$755	$301
Consumer loans	30	25
Commercial loans	592	434

	1,377	760
Unallocated	0	0

Total allowance for loan losses	$1,377	$760

Mortgage-Backed Securities
     Home City maintains a portfolio of mortgage-backed securities in the form of Ginnie Mac (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”) participation certificates. Mortgage-backed securities generally entitle Home City to receive a portion of the cash flows from an identified pool of mortgages. GNMA is corporation owned by the federal government which guarantees the timely payment of principal and interest on mortgage-backed securities backed by federally insured or guaranteed loans. FHLMC and FNMA guarantee the payment of principal and interest on the mortgage-backed securities they issue.

The following table sets forth the composition of Home City’s mortgage-backed securities at the dates indicated:

	December 31, 2005		December 31, 2004
		(Dollars in thousands)
	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value

GNMA, FHLMC and FNMA certificates	$1,053	$1,053	$1,705	$1,705

Total mortgage-backed securities	$1,053	$1,053	$1,705	$1,705

     The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted-average yields of Home City’s mortgage-backed securities at December 31, 2005. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2005
			After one to		After five to				Total mortgage-backed
	One year or less		five years		ten years		After ten years		securities portfolio
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	value	yield	value	yield	value	yield	value	yield	value	value	yield
	(Dollars in thousands)
GNMA, FHLMC & FNMA certificates	$10	2.07%	$568	4.31%	$0	0%	$475	3.94%	$1,053	$1,053	4.12%

Total	$10	2.07%	$568	4.31%	$0	0%	$475	3.94%	$1,053	$1,053	4.12%

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

The following table sets forth information concerning Home City’s investments at the dates indicated:

	At December 31,				At December 31,
	2005				2004
	Carrying	% of	Market	% of	Carrying	% of	Market	% of
	value	total	value	total	value	total	value	total
	(Dollars in thousands)
Interest-bearing demand deposits in other financial institutions	$4,006	35.97%	$4,006	35.97%	$6,529	41.26%	$6,529	41.26%
Federal funds sold	443	3.98	443	3.98	2,207	13.95	2,207	13.95
Investment securities:
U.S. Treasury and government agencies	3,246	29.14	3,246	29.14	3,595	22.72	3,595	22.72
Other asset-backed securities	267	2.40	267	2.40	476	3.01	476	3.01
Equity securities:
FHLB stock	2,480	22.27	2,480	22.27	2,360	14.91	2,360	14.91
FNMA preferred stock	695	6.24	695	6.24	656	4.15	656	4.15

Total investments	$11,137	100.00%	$11.137	100.00%	$15,823	100.00%	$15,823	100.00%

     The following tables set forth the contractual maturities, carrying values, market values and average yields for Home City’s investment securities at December 31, 2005.

	At December 31, 2005
	One year or less		After one to five years		After five years
	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield
			(Dollars in thousands)
Investment securities:
U.S. Treasury and government agencies	$3,246	3.93%	$0	0%	$0	0
Other asset-backed securities	0	0	182	4.36%	85	4.81%
Equity securities: (1) FNMA preferred stock	695	2.40%	0	0	0	0

Total investments	$3,941	3.66%	$182	4.36%	$85	4.81%

(1)	By their nature, equity securities have no maturity date.

	At December 31, 2005
	Average			Weighted-
	life	Carrying	Market	average
	in years	value	value	yield
		(Dollars in thousands)
Investment securities:
U.S. Treasury and government agencies	0.04	$3,246	$3,246	3.93%
Other asset-backed securities	1.50	267	267	4.50%
Equity securities (1)		695	695	2.40%

Total		$4,208	$4,208	3.71%

(1)	By their nature, equity securities have no maturity date.
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
     At December 31, 2005, Home City’s certificates of deposit totaled $59.7 million, or 60.65% of total deposits. Of such amount, approximately $34.7 million in certificates of deposit mature within one year. Based on past experience and Home City’s prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Home City at maturity. If there is a significant deviation from historical experience, Home City can utilize borrowings from the FHLB and commercial banks as alternatives to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Home City at the dates indicated:

	At December 31,
	2005		2004
		Percent		Percent
		of total		of total
	Amount	deposits	Amount	deposits
		(Dollars in thousands)
Transaction accounts:
Demand	$5,763	5.85%	$5,235	4.89%
NOW accounts (1)	5,373	5.46	4,344	4.05
Passbook/statement savings accounts (2)	27,607	28.04	46,829	43.68

Total transaction accounts	38,743	39.35	56,408	52.62

Certificates of deposit:

1.01 — 2.00%	823	0.84	4,592	4.28
2.01 — 4.00%	43,761	44.45	33,723	31.46
4.01 — 6.00%	15,010	15.25	12,214	11.39
6.01 — 8.00%	118	0.11	267	0.25

Total certificates of deposit	59,712	60.65	50,796	47.38

Total deposits (3)	$98,455	100.00%	$107,204	100.00%

(1)	Home City’s weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At December 31, 2005 and 2004, the weighted-average rates on NOW accounts were 0.35% and 0.39%, respectively.

(2)	Home City’s weighted-average rate on passbook/statement savings accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook/statement savings accounts was 1.58% and 1.63% at December 31, 2005 and 2004, respectively.

(3)	Retirement accounts are included in the various certificates of deposit balances. Retirement accounts totaled $8.6 million and $8.2 million as of December 31, 2005 and 2004, respectively.
     The following table shows rate and maturity information for Home City’s certificates of deposit as of December 31, 2005:

	Amount Due
		Over	Over
	Up to	1 year to	2 years to	Over
Rate	1 year	2 years	3 years	3 years	Total
		(Dollars in thousands)
1.01 — 2.00%	$823	$0	$0	$0	$823
2.01 — 4.00%	23,020	17,078	2,701	962	43,761
4.01 — 6.00%	10,786	2,750	600	874	15,010
6.01 — 8.00%	118	0	0	0	118

Total certificates of deposit	$34,747	$19,828	$3,301	$1,836	$59,712

     The following table presents the amount of Home City’s certificates of deposit of $100,000 or more by the time remaining until maturity as of December 31, 2005.

Maturity	Amount
(Dollars in thousands)
Three months or less	$4,840
Over 3 months to 6 months	2,016
Over 6 months to 12 months	5,810
Over 12 months	10,663

Total	$23,329

     The following table sets forth Home City’s deposit account balance activity for the years indicated:

	Year ended December 31,
	2005	2004
	(Dollars in thousands)
Beginning balance	$107,204	$103,922

New deposits received less withdrawals	(10,925)	1,215

Interest credited	2,176	2,067

Ending balance	$98,455	$107,204

Net increase (decrease)	$(8,749)	$3,282

Percentage increase (decrease)	(8.16)%	3.16%
     Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See “REGULATION — Federal Home Loan Banks.” As a member in good standing of the FHLB of Cincinnati, Home City is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend on whether it meets one of the Qualified Thrift Lender Tests (the “QTL Tests”). See “REGULATION - Qualified Thrift Lender Test.” If an association meets one of the QTL Tests, it will be eligible for 100% of the advances permitted. If an association does not meet one of the QTL Tests, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 2005, Home City met at least one of the QTL Tests.

Home City obtained advances from the FHLB of Cincinnati, as set forth in the following table:

	Year ended December 31,
	2005	2004
	(Dollars in thousands)
Average balance outstanding	$34,862	$34,557

Maximum amount outstanding at any month end during the year	$37,327	$36,722

Balance outstanding at end of year	$36,337	$35,120

Weighted-average interest rate during the year	5.56%	5.60%

Weighted-average interest rate at end of year	5.65%	5.57%
   Based upon Home City’s eligible mortgage collateral, total FHLB advances are limited to approximately $40.9 million.
Subsidiaries
     Home City owns all of the outstanding shares of Homciti Service Corp., an Ohio corporation (“Homciti”). Homciti has held the stock of the Bank’s data service provider, Intrieve Incorporated, until redemption of Intrieve’s stock at mid-2005 which resulted in a net gain of $345,000. Upon passing the proceeds of the redemption to the Bank, Homciti operations became dormant.
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
Personnel
     As of December 31, 2005, Home City had thirty-one full-time employees and three part-time employees. Management believes that relations with its employees are good. HCFC offers health and life insurance benefits to all eligible employees of Home City. None of the employees of Home City is represented by a collective bargaining unit.

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
     For information concerning Home City’s capital, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION — Liquidity and Capital Resources.”
     The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association’s designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Home City’s capital at December 31, 2005, met the standards for the highest level, a “ well capitalized association ”.

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
     Qualified Thrift Lender Tests. Savings associations must meet one of two tests in order to be a qualified thrift lender (“QTL”). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (“QTIs”). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Code”). In order for an institution to meet the definition of a “domestic building and loan association” under the Code, at least 60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL Tests under certain circumstances. If a savings association fails to meet either one of the QTL Tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 2005, Home City had QTIs equal to approximately 87.4% of its total portfolio assets.
     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed an association’s total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of the board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home City was in compliance with such restrictions at December 31, 2005.
     Savings associations must also comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. HCFC is an affiliate of Home City. Generally, Sections 23A and 23B of the FRA limit the extent to which the savings institution or its subsidiaries may engage in specified transactions with affiliates and require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. Home City was in compliance with these requirements and restrictions at December 31, 2005.
     Holding Company Regulation. HCFC is a savings and loan holding company within the meaning of the Home Owners’ Loan Act (the “HOLA”). As such, HCFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the “SEC”).
     HCFC is a unitary savings and loan holding company, (i.e., it owns only one savings association). There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL Tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2005, Home City met at least one of the QTL Tests. See “Qualified Thrift Lender Tests.”
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
     In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), which provide for the BIF and the SAIF to be merged into a new Deposit Insurance Fund (“DIF”). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:
•	increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000;

•	adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

•	providing pass-through deposit insurance for the deposits of employees benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits);

•	allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996;

•	establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and

•	revising the rules and procedures for risk-based premium assessments.
     The FDIC is required to adopt rules implementing the various provisions of the Deposit Insurance Reform Acts. The BIF and the SAIF are required to be merged into the DIF by July 1, 2006, while most of the other provisions are required to be implemented by November 5, 2006. HCFC is not yet able to determine the effect the Deposit Insurance Reform Acts will have on HCFC.

     Reserve Requirements. Federal Reserve Bank (“FRB”) regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts up to $48.3 million (subject to an exemption of up to $7.8 million), and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $48.3 million. These percentages are subject to adjustment by the FRB. At December 31, 2005, Home City was in compliance with its reserve requirements.
     Federal Home Loan Banks. The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Home City is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Home City’s residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Home City is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $2,480,000 at December 31, 2005.
     FHLB advances to members such as Home City who meet one of the QTL Tests are generally limited to the lower of (i) 50% of the member’s assets or (ii) 20 times the member’s investment in FHLB stock. At December 31, 2005, Home City’s maximum limit on advances was approximately $40.9 million and Home City’s advances totaled $36.3 million. The granting of advances is subject also to the FHLB’s collateral and credit underwriting guidelines.
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
Taxation
     Federal Taxation. HCFC and each of its consolidated subsidiaries are subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, HCFC and its subsidiaries may be subject to alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on “alternative minimum taxable income” (which is the sum of a corporation’s regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation’s ” adjusted current earnings ” exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

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
     The balance of the pre-1988 reserves is subject to the provisions of Section 593(e) as modified by the Small Business Jobs Protection Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home City to HCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1998 reserves would be reduced and Home City’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2005, Home City’s pre-1988 reserves for tax purposes totaled approximately $1.1 million. No representation can be made as to whether Home City will have current or accumulated earnings and profits in subsequent years.
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

     HCFC may elect to be a “ qualifying holding company” and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt HCFC must satisfy all the requirements of the applicable statutes including making adjustments that could affect the taxable net worth of HCFC’s subsidiary, Home City.
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
Recently Issued Accounting Pronouncements
     The Financial Accounting Standards Board recently issued Statement No. 123(R) “Share-Based Payment,” which requires the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company expects to first apply the new statement during its first quarter ending in 2006. The Company has determined to use the modified prospective method and no material impact is expected.
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
     The following table sets forth certain information at December 31, 2005, regarding the ownership by Home City of land, building and improvements, other than real estate acquired through foreclosure or deed in lieu of foreclosure.

	Year	Square	Net
Location	acquired	footage	book value (1)
63 West Main Street, Springfield, Ohio 45502	1975	5,839	$277,000
2454 North Limestone Street, Springfield, Ohio 45503	1999	13,000	$2,463,000

(1)	At December 31, 2005, Home City’s properties and equipment had a total net book value of $3,398,000.

(2)	For additional information regarding Home City’s properties and equipment, see Notes 1 and 4 of Notes to Consolidated Financial Statements.

ITEM 3. Legal Proceedings
     Neither Home City nor HCFC is presently involved in any legal proceedings of a material nature. From time to time, Home City is party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home City.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
PART II
ITEM 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchase of Equity Securities
     There were 835,690 common shares of HCFC outstanding on December 31, 2005, held of record by approximately 320 shareholders. Price information with respect to HCFC’s common shares is quoted on The Nasdaq SmallCap Market (“Nasdaq”) under the symbol “ HCFC ” . The high and low trading prices for the common shares of HCFC, as quoted by Nasdaq, by quarter are shown below, as well as the dividends declared. The price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
High	$16.000	$16.000	$16.650	$16.300
Low	$15.000	$14.950	$15.150	$14.400
Dividend declared	$0.110	$0.110	$0.110	$0.110

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
High	$17.000	$18.250	$17.650	$16.470
Low	$15.500	$16.270	$14.550	$15.010
Dividend declared	$0.110	$0.110	$0.110	$0.110
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
     Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:
1.	Financial Condition: Management’s statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2005.

2.	Comparison of Results of Operations for the Fiscal Years Ended December 31, 2005 and 2004. Provision for Loan Losses: Management’s statements regarding the adequacy of the allowance for loan losses at December 31, 2005.

3.	Liquidity and Capital Resources: Management’s belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

Selected Financial Data and Ratios
Selected financial data:

	At December 31,
	2005	2004	2003
		(Dollars in thousands)
Assets	$149,553	$156,224	$151,784
Cash and cash equivalents (1)	6,846	9,595	10,473
Available-for-sale securities	5,261	6,432	5,089
Federal Home Loan Bank stock	2,480	2,360	2,265
Loans, net	127,409	130,067	126,512
Deposits	98,455	107,204	103,922
Federal Home Loan Bank advances	36,337	35,120	34,764
Shareholders’ equity	13,406	12,735	11,907
Selected financial ratios:

	At or for the year ended December 31,
	2005	2004	2003
Return on assets (2)	0.55%	0.44%	0.43%
Return on equity (3)	6.41	5.52	5.55
Interest rate spread (4)	3.02	2.74	2.95
Net interest margin (5)	3.29	3.00	3.20
Noninterest expense to average assets (6)	2.25	2.23	2.24
Average equity to average assets	8.59	7.98	7.78
Equity to assets at year end	8.96	8.15	7.84
Non-performing loans to total loans	0.68	0.15	043
Non-performing assets to total assets (7)	0.59	0.28	0.38
Allowance for loan losses to total loans	1.07	0.58	0.78
Allowance for loan losses to non-performing loans	158.46	389.74	183.24
Net charge-offs (recoveries) to average loans	0.07	0.34	0.01
Dividend payout ratio (8)	43.14	51.16	50.57

(1)	Includes cash and amounts due from depository institutions and interest-earning deposits in other financial institutions.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Average yield on interest-earning assets less average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense divided by average total assets.

(7)	Non-performing assets consist of nonaccruing loans, accruing loans 90 days or more past due and real estate acquired (or deemed acquired) in foreclosure proceedings or in lieu thereof.

(8)	Dividends declared per share divided by basic earnings per share.

Financial Condition
     HCFC’s consolidated total assets amounted to $149.6 million at December 31, 2005, a decrease of $6.7 million, or 4.27%, from the $156.2 million in total assets at December 31, 2004. The decrease in assets resulted primarily from the $2.7 million decrease in cash and cash equivalents, the $2.7 million decrease in net loans and the $1.2 million decrease in available-for-sale securities.
     Cash and cash equivalents and investment securities totaled $12.1 million at December 31, 2005, a decrease of $3.9 million, or 24.46%, from December 31, 2004. This decrease resulted mainly from funding the $8.7 million of deposit outflows net of the $1.2 million increase in FHLB advances, together with the $2.0 million decrease in gross loan balances. With interest rates emerging from historically low levels, HCFC continues to monitor the maturities of its investments so as to minimize extension risk while still obtaining a reasonable return on its investments in the short term.
     Net loans receivable totaled $127.4 million at December 31, 2005, a decrease of $2.7 million, or 2.04%, from the $130.1 million total at December 31, 2004. During the year ended December 31, 2005, loan originations amounted to $32.0 million, with one- to four-family mortgage loans comprising $17.1 million and commercial lending comprising $7.1 million. Such originations were partially offset by principal repayments of $29.1 million.
     Home City’s allowance for loan losses totaled $1,377,000 at December 31, 2005, which represented 1.07% of total loans and 158.46% of non-performing loans. At December 31, 2004, the allowance for loan losses totaled $760,000, an amount which represented 0.58% of total loans and 389.74% of non-performing loans. Even though the pace of economic recovery has been slower and unemployment levels have been higher in our demographic area, our delinquency statistics still compare favorably to our peers. Management has continued to emphasize the consideration of both local and national economic factors in determining the adequacy of the allowance for loan losses.
     Non-performing loans were $846,000 and $195,000 at December 31, 2005 and 2004, respectively, and represented 0.57% and 0.12% of total assets at such dates. All loans classified as non-performing at December 31, 2005, were either under a workout plan or being refinanced elsewhere, the underlying collateral was in the process of being sold, or foreclosure action was being initiated. Although management believes that its allowance for loan losses at December 31, 2005, was adequate based upon the facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods. Such additions could adversely affect HCFC’s results of operations
     Deposits totaled $98.5 million at December 31, 2005, a decrease of $8.7 million, or 8.16%, from $107.2 million at December 31, 2004. While demand, savings, NOW and money market deposits decreased by $17.7 million, time deposits increased by only $8.9 million. This continues to reflect the diminished Prime Statement savings account balances as depositors shifted to short-term certificates with the Bank or sought investment opportunities elsewhere as rates continued their measured rise across the year. Home City closely monitors its certificate maturities and the composition of its Prime Statement Savings deposits and offers competitive interest rates in its deposit market. Advances from the FHLB increased from $35.1 million at December 31, 2004, to $36.3 million at December 31, 2005, an increase of $1.2 million, or 3.47%.
     Shareholders’ equity totaled $13.4 million at December 31, 2005, an increase of $671,000, or 5.27%, from $12.7 million at December 31, 2004, primarily due to undistributed net earnings of $837,000 offset by the payment of $368,000 in dividends on common stock.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2005 and 2004
     General. Net income for the year ended December 31, 2005, was $837,000, an increase of $155,000, or 22.73%, from the $682,000 in net income recorded in 2004. The increase in net income resulted primarily from the $302,000 increase in net interest income, a $396,000 increase in noninterest income and a $36,000 decrease in noninterest expense all of which were partially offset by the $505,000 increase in the provision for loan losses and the $74,000 increase in the provision for federal income taxes.
     Net Interest Income. Net interest income totaled $4.7 million for the year ended December 31, 2005, an increase of $302,000, or 6.86%, from the $4.4 million recorded in 2004. Interest income on loans increased by $299,000, or 3.55%, during 2005 mostly due to an increase in yield from 6.59% in 2004 to 6.72% in 2005 but also coupled with a $2.0 million increase in the average balance of loans receivable. Interest income on investment securities decreased by $75,000, or 42.13%, for the year ended December 31, 2005, compared to fiscal 2004, as the average balance decreased by $4.0 million year-to-year while the related yield increased by 27 basis points to 2.46% in 2005 from 2.19% in 2004, partially offsetting the impact of the decreased average balances. The average investment in federal funds sold during 2005 was only $624,000 compared to an average investment of $4.5 million in 2004, which yielded 2.95% in 2005, compared to 1.05% in 2004, resulting in a net decrease of $29,000 in interest income from the federal funds position.
     Interest expense on deposits increased by $35,000, or 1.44%, during 2005, due primarily to an increase in the weighted-average rate from 2.43% in 2004 to 2.57% in 2005, being offset partially by a decrease in the average balance of deposits outstanding of $4.2 million, or 4.15%. Interest expense on FHLB advances increased by $2,000, or 0.10%, partially due to an increase of $305,000, or 0.88%, in the average balance of advances offset partially by a decrease in the weighted-average rate from 5.60% in 2004 to 5.56% in 2005.
     As a result of the foregoing changes in interest income and interest expense, the interest rate spread increased by 28 basis points, to 3.02% for 2005, as compared to 2.74% for 2004, while the net interest margin increased by 29 basis points to 3.29% for the year ended December 31, 2005, from 3.00% for last year.
     Provision for Loan Losses. Home City maintains an allowance for loan losses in an amount that, in management’s judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles (“GAAP”). The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of Home City’s loan portfolio, the economy, changes in real estate values and interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2005. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.
     Home City had net charge-offs of $88,000 and $435,000 during the years ended December 31, 2005 and 2004, respectively. Home City’s charge-off history is a product of a variety of factors, including Home City’s underwriting guidelines and the composition of its loan portfolio. Loans secured by real estate made up 86.46% of Home City’s loan portfolio, and, of that, the portion of loans secured by first mortgages on one- to four-family residential real estate was 47.79% of total loans at December 31, 2005. Such loans typically present less risk to a lender than loans not secured by real estate. Substantially all of Home City’s loans are secured by properties in its primary market area.
     The provision for loan losses was $705,000 and $200,000 for the years ended December 31, 2005 and 2004, respectively. The ratio of non-performing loans to total assets increased to 0.57% in 2005 from 0.12% in 2004. At December 31, 2005 and 2004, Home City had a ratio of allowance for loan losses to total loans of 1.07% and 0.58%, respectively, and ratios of allowance for loan losses to non-performing loans of 158.46% and 389.74%. Due to such ratios of non-performing loans to total assets, historical charge-offs, delinquency history, and the increase in commercial lending, the provisions of $705,000 and $200,000 made in 2005 and 2004, respectively, were deemed appropriate by management to absorb reasonably foreseeable loan losses.
     Noninterest Income. Noninterest income totaled $635,000 for the year ended December 31, 2005, an increase of $396,000, or 165.69%, from the $239,000 recorded in 2004. The increase was mainly due to a $345,000 net gain on the redemption of Intrieve Incorporated stock. An additional $47,000 resulted from net gains on the sale of real estate owned.
     Noninterest Expense. Noninterest expense decreased by $36,000, or 1.04%, to a total of $3.4 million for the year ended December 31, 2005, as compared to 2004. Decreases in components of noninterest expense were led by a decrease in salaries and employee benefits of $80,000, or 4.28%, mainly reflecting the cost of staffing decisions and a $50,000 reduction in other expenses evidencing our cost control efforts. The main offset was an increase in professional fees of $92,000, or 36.51%, primarily due to increased legal and consulting fees.
     Federal Income Taxes. The provision for federal income taxes totaled $381,000 for the year ended December 31, 2005, an increase of $74,000, or 24.10%, from the $307,000 provision recorded in fiscal 2004. This increase was primarily the result of increased taxable income in 2005, which resulted in an effective tax rate of 31.28% in 2005 versus 31.04% in 2004.
     Critical Accounting Policies. The accounting and reporting policies of Home City are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Home City’s significant accounting policies are described in detail in the notes to Home City’s consolidated financial statements for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of Home City’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.
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

	Year ended December 31,
	2005			2004
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning demand deposits	$3,292	$77	2.33%	$3,845	$26	0.70%
Federal funds sold	624	18	2.95	4,495	47	1.05
Time deposits	2,511	68	2.71	0	0	0.00
Investment securities (1)	4,159	103	2.46	8,112	178	2.19
Federal Home Loan Bank Stock	2,402	120	5.01	2,300	95	4.13
Loans receivable (2)	129,857	8,725	6.72	127,826	8,426	6.59

Total interest-earning assets (3)	142,845	9,111	6.38	146,578	8,772	5.98

Non-interest-earning assets:
Other non-earning assets	10,439			9,050
Less: Allow for loan losses	(1,141)			(760)

Total assets	$152,143			$154,868

Interest-bearing liabilities:

NOW accounts	$4,112	$14	0.35%	$3,419	$13	0.39%
Money market accounts	1,046	18	1.67	644	3	0.41
Passbook accounts	36,297	574	1.58	45,302	740	1.63
Certificates of deposit	54,790	1,864	3.40	51,045	1,679	3.29

Total deposits	96,245	2,470	2.57	100,410	2,435	2.43

FHLB advances	34,862	1,937	5.56	34,557	1,935	5.60

Total interest-bearing liabilities	131,107	4,407	3.36	134,967	4,370	3.24

Non-interest-bearing liabilities	7,973			7,539

Total liabilities	139,080			142,506

Total shareholders’ equity	13,063			12,362

Total liabilities and shareholders’ equity	$152,143			$154,868

Net interest income; net interest rate spread		$4,704	3.02%		$4,402	2.74%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.29%			3.00%

Average interest-earning assets to interest-bearing liabilities			108.95%			108.60%

(1)	Includes $0 and $10,000 of nontaxable municipal income recorded in 2005 and 2004, respectively. The tax-equivalent yield on investments is 2.19% and 2.26 % for 2005 and 2004, respectively.

(2)	Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

(3)	Tax-equivalent yield on interest-earning assets is 6.38% and 5.99% for 2005 and 2004, respectively.

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

	Year ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase			Increase
	(decrease)			(decrease)
	due to			due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income attributable to:
Interest-earning demand deposits	$(3)	$54	$51	$24	$1	$25
Federal funds sold	(41)	12	(29)	14	3	17
Time deposits	0	68	68	0	0	0
Investment securities	(87)	12	(75)	10	25	35
Federal Home Loan Bank stock	4	21	25	4	3	7
Loans receivable	135	164	299	(10)	(473)	(483)

Total interest income	8	331	339	42	(441)	(399)

Interest expenses attributable to:
NOW accounts	3	(2)	1	1	(14)	(13)
Money market accounts	2	13	15	0	(5)	(5)
Passbook savings accounts	(147)	(19)	(166)	116	(116)	0
Certificates of deposit	123	62	185	(18)	(188)	(206)
Federal Home Loan Bank advances	17	(15)	2	(98)	38	(60)

Total interest expense	(2)	39	37	1	(285)	(284)

Increase (decrease) in net interest income	$10	$292	$302	$41	$(156)	$(115)

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
     Presented below, as of December 31, 2005, is an analysis of Home City’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Home City as the maximum changes in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Home City’s strong capital position.

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

		At December 31, 2005
Change in interest
rate	Board limit	$ change	% change
(basis points)	% change	in NPV	in NPV
	(Dollars in thousands)
+300	(55)%	$(1,408)	(8)%
+200	(35)	(402)	(2)
+100	(20)	137	1
0	0	0	0
-100	(20)	(478)	(3)
-200	(35)	(1,786)	(10)
-300	(55)	— (1)	— (1)

(1)	As a result of the low interest rate environment at December 31, 2005, the OTS NPV Model did not produce results for the minus 300 basis point scenario.
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
     If interest rates continue to rise from the recent levels, Home City’s net interest income will be slightly positively affected initially, but those same rising interest rates may negatively affect Home City’s earnings due to diminished loan demand. In order to maintain Home City’s net interest margin, management is continually developing and modifying their strategies to stimulate the demand for quality loans and tailoring the types of loan products available that can be adjusted to match the current market conditions. Additional alternative sources of funding are being explored in anticipation of possible interest rate fluctuations.

Liquidity and Capital Resources
     Home City’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years presented:

	Year ended December 31,
	2005	2004
	(Dollars in thousands)
Net income	$837	$682
Adjustments to reconcile net income to net cash from operating activities	1,024	(9)

Net cash provided by operating activities	1,861	673
Net cash provided by (used in) investing activities	3,499	(5,209)
Net cash provided by (used in) financing activities	(8,109)	3,658

Net change in cash and cash equivalents	(2,749)	(878)
Cash and cash equivalents at beginning of year	9,595	10,473

Cash and cash equivalents at end of year	$6,846	$9,595

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
     OTS regulations require Home City to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which Home City may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 2005, Home City’s regulatory liquidity ratio was 12.14% of its average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. At such date, Home City had commitments to originate loans totaling $863,000 and no commitments to purchase or sell loans. Home City considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially. See Note 9 of the Notes to Consolidated Financial Statements.
     Home City is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. Home City exceeded all of its capital requirements at December 31, 2005 and 2004.

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
     OTS regulations require that savings associations maintain “risk-based capital” in an amount not less than 8% of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Home City includes the maximum allowable portion of the general loan loss allowance of $1,364,000 at December 31, 2005.
     The following table summarizes Home City’s regulatory capital requirements and actual capital (see Note 9 of the Notes to Consolidated Financial Statements for regulatory capital amounts) at December 31, 2005:

					Excess of actual
					capital over current
	Actual capital		Current requirement		requirement		Applicable
	Amount	Percent	Amount	Percent	Amount	Percent	asset total
			(Dollars in thousands)
Tangible capital	$13,119	8.8%	$2,241	1.5%	$10,878	7.3%	$149,426
Core capital	13,119	8.8	5,977	4.0	7,142	4.8	149,426
Risk-based capital	14,483	13.3	8,730	8.0	5,753	5.3	109,125
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

ITEM 7. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home City Financial Corporation
Springfield, Ohio
We have audited the accompanying consolidated balance sheets of Home City Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home City Financial Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Cincinnati, Ohio
February 15, 2006

Home City Financial Corporation
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
Assets
Cash and due from banks	$2,397	$859
Interest-bearing demand deposits	4,006	6,529
Federal funds sold	443	2,207

Cash and cash equivalents	6,846	9,595

Available-for-sale securities	5,261	6,432
Loans, net of allowance for loan losses of $1,377 and $760 at December 31, 2005 and 2004	127,409	130,067
Premises and equipment	3,398	3,602
Federal Home Loan Bank stock	2,480	2,360
Interest receivable	559	544
Cash surrender value of life insurance	3,197	3,067
Other	403	557

Total assets	$149,553	$156,224

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Demand	$5,763	$5,235
Savings, NOW and money market	32,980	51,173
Time	59,712	50,796

Total deposits	98,455	107,204

Federal Home Loan Bank advances	36,337	35,120
Interest payable and other liabilities	1,355	1,165

Total liabilities	136,147	143,489

Shareholders’ Equity
Preferred stock, no par value, authorized 1,000,000 shares; none issued
Common stock, no par value; authorized 5,000,000 shares; issued — 981,913 shares
Additional paid-in capital	6,366	6,325
Retained earnings	9,337	8,868
Unearned recognition and retention plan (RRP) shares	(41)	(69)
Unearned employee stock ownership plan (ESOP) shares	(111)	(221)
Accumulated other comprehensive loss	(155)	(178)
Treasury stock, at cost, 146,223 shares	(1,990)	(1,990)

Total shareholders’ equity	13,406	12,735

Total liabilities and shareholders’ equity	$149,553	$156,224

See Notes to Consolidated Financial Statements

Home City Financial Corporation
Consolidated Statements of Income
Years Ended December 31, 2005 and 2004
(Dollars in thousands, except per share amounts)

	2005	2004
Interest and Dividend Income
Loans	$8,725	$8,426
Securities	103	178
Federal funds sold	18	47
Dividends on Federal Home Loan Bank stock	120	95
Deposits with financial institutions	145	26

Total interest and dividend income	9,111	8,772

Interest Expense
Deposits	2,470	2,435
Borrowings	1,937	1,935

Total interest expense	4,407	4,370

Net Interest Income	4,704	4,402

Provision for Loan Losses	705	200

Net Interest Income After Provision for Loan Losses	3,999	4,202

Noninterest Income
Service charges on deposits	41	39
Net realized gains on sales of available-for-sale securities	0	6
Gain on redemption of Intrieve Incorporated stock	345	0
Life insurance	162	142
Other	87	52

Total noninterest income	635	239

Noninterest Expense
Salaries and employee benefits	1,788	1,868
Net occupancy expense	267	282
Equipment expense	215	222
Data processing fees	244	232
Professional fees	344	252
Franchise taxes	162	150
Other	396	446

Total noninterest expense	3,416	3,452

See Notes to Consolidated Financial Statements

	2005	2004
Income Before Income Tax	$1,218	$989

Provision for Income Taxes	381	307

Net Income	$837	$682

Earnings Per Share
Basic	$1.02	$0.86
Diluted	$1.01	$0.84

Home City Financial Corporation
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2005 and 2004
(Dollars in thousands)

						Accumulated
		Additional			Unearned	Other
		Paid-in	Retained	Unearned	ESOP	Comprehensive	Treasury
	Shares	Capital	Earnings	Compensation	Shares	Income (Loss)	Shares	Total
Balance, January 1, 2004	962,200	$6,130	$8,549	$(185)	$(229)	$(92)	$(2,266)	$11,907

Comprehensive income
Net income			682					682
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect						(86)		(86)

Total comprehensive income								596

Purchase of treasury shares (24,420)							(411)	(411)
Stock options exercised:
From treasury (45,997)		(149)					687	538
New issue	19,713	231						231
Dividends on common stock, $.44 per share			(363)					(363)
Amortization of unearned compensation expense		(101)		116				15
ESOP shares earned		214			8			222

Balance, December 31, 2004	981,913	6,325	8,868	(69)	(221)	(178)	(1,990)	12,735

Comprehensive income
Net income			837					837
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect						23		23

Total comprehensive income								860

Dividends on common stock, $.44 per share			(368)					(368)
Amortization of unearned compensation expense				28				28
ESOP shares earned		41			110			151

Balance, December 31, 2005	981,913	$6,366	$9,337	$(41)	$(111)	$(155)	$(1,990)	$13,406

See Notes to Consolidated Financial Statements

Home City Financial Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
Operating Activities
Net income	$837	$682
Items not requiring (providing) cash
Depreciation and amortization	231	237
Provision for loan losses	705	200
Amortization of premiums and discounts on securities	28	4
Deferred income taxes	(214)	95
Increase in cash surrender balance of life insurance	(130)	(115)
Employee Stock Ownership Plan compensation expense	151	222
Recognition and Retention Plan compensation expense	28	15
Net realized gains on available-for-sale securities	0	(6)
Gain on redemption of Intrieve Incorporated stock	(345)	0
Gain on sale of real estate owned	(73)	(58)
FHLB stock dividends	(120)	(95)
Proceeds from sale of loans held for sale	2,282	0
Originations of loans held for sale	(2,234)	0
Gain on sale of loans	(48)	0

Changes in
Interest receivable	(15)	34
Other assets	379	(491)
Interest payable and other liabilities	399	(51)

Net cash provided by operating activities	1,861	673

Investing Activities
Purchases of available-for-sale securities	(17,985)	(9,968)
Proceeds from maturities of available-for-sale securities	19,151	7,986
Proceeds from redemption of Intrieve Incorporated stock	360	0
Proceeds from the sales of available-for-sale securities	0	555
Net change in loans	2,000	(3,755)
Purchase of premises and equipment	(27)	(27)

Net cash provided by (used in) investing activities	3,499	(5,209)

	2005	2004
Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$(17,665)	$3,701
Net increase (decrease) in certificates of deposit	8,916	(419)
Proceeds from Federal Home Loan Bank advances	10,800	4,500
Repayment of Federal Home Loan Bank advances	(9,583)	(4,144)
Proceeds from stock options exercised	0	769
Dividends paid	(368)	(363)
Purchase of Treasury Stock	0	(411)
Net increases (decrease) in advances from borrowers for taxes and insurance	(209)	25

Net cash provided by (used in) financing activities	(8,109)	3,658

Decrease in Cash and Cash Equivalents	(2,749)	(878)

Cash and Cash Equivalents, Beginning of Year	9,595	10,473

Cash and Cash Equivalents, End of Year	$6,846	$9,595

Supplemental Cash Flows Information

Interest paid	$4,394	$4,371

Income taxes paid (net of refunds)	$590	$441

Home City Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Table Dollar Amounts in Thousands)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
     Nature of Operations
Home City Financial Corporation (“Company”) is a thrift holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Home City Federal Savings Bank of Springfield (“Bank”). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Clark County, Ohio. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Bank’s wholly-owned subsidiary, Homciti Service Corporation (“Service Corp.”), had held the stock of the Bank’s data service provider, Intrieve Incorporated, until redemption of Intrieve’s stock in 2005. The Service Corp. is dormant as of December 31, 2005.
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
The Company evaluates its securities portfolio for impairment throughout the year. An impairment is recorded against individual equity securities if their cost significantly exceeds their fair value for a substantial amount of time. An impairment is also recorded for investments in debt securities, unless the decrease in fair value is attributed to interest rates and management has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
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

	Year Ended December 31
	2005	2004
Net income, as reported	$837	$682
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	9	9

Pro forma net income	$828	$673

Earnings per share:
Basic — as reported	$1.02	$.86

Basic — pro forma	$1.01	$.85

Diluted — as reported	$1.01	$.84

Diluted — pro forma	$1.00	$.83

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

Note 2: Securities
     The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:

December 31, 2005:
U.S. Treasury and government agencies	$3,249	$0	$(3)	$3,246
Mortgage-backed securities	1,066	1	(14)	1,053
Other asset-backed securities	271	0	(3)	268
Equity securities	909	0	(215)	694

	$5,495	$1	$(235)	$5,261

December 31, 2004:
U.S. Treasury and government agencies	$3,604	$0	$(9)	$3,595
Mortgage-backed securities	1,705	11	(11)	1,705
Other asset-backed securities	483	1	(8)	476
Equity securities	909	0	(253)	656

	$6,701	$12	$(281)	$6,432

The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value
U.S. Treasury and government agencies

Within one year	$3,249	$3,246

	3,249	3,246
Mortgage-backed securities	1,066	1,053
Other asset-backed securities	271	268
Equity securities	909	694

Totals	$5,495	$5,261

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $0 at December 31, 2005 and 2004.
Gross gains of $0 and $6,000 and gross losses of $0 and $0 resulting from sales of available-for-sale securities were realized for 2005 and 2004, respectively. The tax expense for net gains on security transactions for 2005 and 2004 was $0 and $2,000, respectively.
Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005, was $5,191,000, which is approximately 99% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.
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

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
December 31, 2005:
U.S. Treasury and government agencies	$2,998	$1	$248	$2	$3,246	$3
Mortgage-backed securities	236	3	747	11	983	14
Other asset-backed securities	86	1	182	2	268	3
Equity securities	0	0	694	215	694	215

	$3,320	$5	$1,871	$230	$5,191	$235

December 31, 2004:
U.S. Treasury and government agencies	$3,595	$9	$0	$0	$3,595	$9
Mortgage-backed securities	333	3	823	8	1,156	11
Other asset-backed securities	0	0	296	8	296	8
Equity securities	0	0	656	253	656	253

	$3,928	$12	$1,775	$269	$5,703	$281

Note 3: Loans and Allowance for Loan Losses
Categories of loans at December 31, include:

	2005	2004
Residential real estate
One-to-four family residential	$61,896	$64,663
Multi-family residential	9,939	9,208
Construction	3,242	4,678
Nonresidential real estate and land	34,363	32,303
Commercial	16,385	15,059
Consumer and other	4,546	6,619

Total loans	130,371	132,530

Less
Deferred loan fees	(348)	(375)
Undisbursed portion of loans	(1,237)	(1,328)
Allowance for loan losses	(1,377)	(760)

Net loans	$127,409	$130,067

     Activity in the allowance for loan losses was as follows:

	2005	2004
Balance, beginning of year	$760	$995
Provision charged to expense	705	200
Losses charged off, net of recoveries of $10,000 for 2005, and $6,000 for 2004	(88)	(435)

Balance, end of year	$1,377	$760

Impaired loans totaled $3,851,000 and $3,707,000 at December 31, 2005 and 2004. An allowance for loan losses of $393,000 and $67,000 relates to impaired loans of $2,470,000 and $1,290,000 at December 31, 2005 and 2004. At December 31, 2005 and 2004 impaired loans of $1,380,000 and $2,417,000 had no related allowance for loan losses.
Interest of $274,000 and $239,000 was recognized on average impaired loans of $3,557,000 and $3,105,000 for 2005 and 2004. Interest of $270,000 and $236,000 was recognized on impaired loans on a cash basis during 2005 and 2004.
At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled $23,000 and $0, respectively. Non-accruing loans at December 31, 2005 and 2004 were $846,000 and $195,000, respectively.
Note 4: Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	2005	2004
Land	$806	$806
Buildings and improvements	2,493	2,489
Equipment	1,656	1,639

	4,955	4,934
Less accumulated depreciation	(1,557)	(1,332)

Net premises and equipment	$3,398	$3,602

Note 5: Interest-Bearing Deposits
Interest-bearing time deposits in denominations of $100,000 or more were $23,329,000 on December 31, 2005 and $15,248,000 on December 31, 2004.
At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$34,747
2007	19,828
2008	3,301
2009	730
2010	1,106

$59,712

Note 6: Federal Home Loan Bank Advances
Aggregate annual maturities of FHLB advances at December 31, 2005, are:

2006	$3,723
2007	1,894
2008	1,858
2009	9,523
2010	8,339
Thereafter	11,000

$36,337

The Federal Home Loan Bank advances are secured by mortgage loans totaling $40,880,000 at December 31, 2005. Advances, at interest rates from 3.05 percent to 7.28 percent, are subject to restrictions or penalties in the event of prepayment.
The Bank has unused letters of credit with the Federal Home Loan Bank aggregating $3,270,000 expiring at various dates from March 7, 2006, through December 19, 2006.

Note 7: Income Taxes
The provision for income taxes includes these components:

	2005	2004
Taxes currently payable	$595	$212
Deferred income taxes (credit)	(214)	95

Income tax expense	$381	$307

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense from continuing operations is shown below:

	2005	2004
Computed at the statutory rate (34%)	$414	$336
Increase (decrease) resulting from:
Tax exempt interest	0	(3)
Cash surrender value of life insurance	(44)	(39)
Nondeductible expenses	6	4
Other	5	9

Actual tax expense from continuing operations	$381	$307

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2005	2004
Deferred tax assets
Allowance for loan losses	$468	$258
Employee benefits	216	185
Nonaccrual loan interest	6	0
Other	31	29
Unrealized losses on available-for-sale securities	80	92

	801	564

Deferred tax liabilities
Depreciation	(102)	(104)
Federal Home Loan Bank stock dividend	(311)	(271)
Deferred loan fees	(47)	(50)

	(460)	(425)

Net deferred tax asset	$341	$139

Retained earnings at December 31, 2005 and 2004, include approximately $1,084,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $368,000 at December 31, 2005 and 2004.
Note 8: Other Comprehensive Income (Loss)
Other comprehensive income (loss) components and related taxes were as follows:

	2005	2004
Unrealized gains (losses) on securities available for sale	$35	$(125)
Reclassification for realized amount included in income	0	6

Other comprehensive income (loss) before tax effect	35	(131)
Tax benefit (expense)	(12)	45

Other comprehensive income (loss)	$23	$(86)

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2005 and 2004, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2005, the most recent notification from Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As of August 22, 2005, the Bank entered into a supervisory agreement with the OTS. The supervisory agreement was disclosed in a Form 8-K.
The Bank’s actual capital amounts and ratios are also presented in the table

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total risk-based capital (to risk-weighted assets)	$14,483	13.3%	$8,730	8.0%	$10,913	10.0%

Tier I capital (to risk-weighted assets)	13,119	12.0	—	N/A	6,548	6.0

Tier I capital (to adjusted total assets)	13,119	8.8	5,977	4.0	7,471	5.0

Tangible capital (to adjusted tangible assets)	13,119	8.8	2,241	1.5	—	N/A

As of December 31, 2004
Total risk-based capital (to risk-weighted assets)	$12,964	11.6%	$8,981	8.0%	$11,226	10.0%

Tier I capital (to risk-weighted assets)	12,204	10.9	—	N/A	6,736	6.0

Tier I capital (to adjusted total assets)	12,204	7.8	6,245	4.0	7,806	5.0

Tangible capital (to adjusted tangible assets)	12,204	7.8	2,342	1.5	—	N/A
The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2005, all dividend declarations are subject to prior regulatory approval.

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
The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2005	$3,220
New loans, including renewals	40
Payments, etc., including renewals	(1,249)

Balances, December 31, 2005	$2,011

Deposits from related parties held by the Bank at December 31, 2005 and 2004 totaled $660,000 and $407,000, respectively.
Note 11: Employee Benefits
The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company matching 75% of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for 2005 and 2004 were $42,000 and $41,000, respectively.
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
ESOP expense for the years ended December 31, 2005 and 2004 was $149,000 and $175,000.

	2005	2004

Allocated shares	70,812	61,363
Shares released for allocation	9,449	9,449
Unearned shares	7,612	17,061

Total ESOP shares	87,873	87,873

Fair value of unearned shares at December 31	$120,000	$263,000

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 38,088 shares of the Company’s stock to members of the Board of Directors and management. At December 31, 2005, 36,792 shares had been awarded net of 2,414 which had been forfeited. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $37,000 and $26,000 for 2005 and 2004, respectively.
Note 12: Stock Option Plan
The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 131,422 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years.
At December 31, 2005, the weighted average remaining contractual life of all options was 5.5 years. A summary of the status of the plan at December 31, 2005 and 2004, and changes during the years then ended is presented below:

	2005		2004
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	53,796	$12.76	120,506	$12.22

Granted	-0-	-0-	-0-	-0-
Exercised	-0-	-0-	(65,710)	11.70
Forfeited	-0-	-0-	(1,000)	17.03
Expired	-0-	-0-	-0-	-0-

Outstanding, end of year	53,796	$12.76	53,796	$12.76

Options exercisable, end of year	33,653	$12.38	26,939	$12.12

There were no additional options granted during the year 2005.

The following table summarizes information about stock options under the plan outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$11.70 to $13.175	51,796	5.38 years	$12.60	32,853	$12.27
$17.03	2,000	7.97 years	$17.03	800	$17.03

Note 13: Earnings Per Share
Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2005
		Weighted-	Per Share
	Income	Average Shares	Amount

Basic earnings per share

Income from continuing operations available to common shareholders	$837	820,575	$1.02

Effect of dilutive securities
Stock options and awards	—	9,540

Diluted earnings per share
Income from continuing operations available to common shareholders and assumed conversions	$837	830,115	$1.01

Stock Awards and options to purchase 2,000 shares of common stock at a price of $17.03 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Year Ended December 31, 2005
		Weighted-	Per Share
	Income	Average Shares	Amount

Basic earnings per share
Income from continuing operations available to common shareholders	$682	793,233	$0.86

Effect of dilutive securities
Stock options and awards	—	15,453

Diluted earnings per share
Income from continuing operations available to common shareholders and assumed conversions	$682	808,686	$0.84

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

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$6,846	$6,846	$9,595	$9,595
Available-for-sale securities	5,261	5,261	6,432	6,432
Loans, net	127,409	129,971	130,067	134,468
Stock in FHLB	2,480	2,480	2,360	2,360
Interest receivable	559	559	544	544

Financial liabilities
Deposits	98,455	98,105	107,204	107,438
FHLB advances	36,337	37,423	35,120	37,688
Interest payable	190	190	178	178

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2005 and 2004. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2005 and 2004 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2005 and 2004, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.
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
At December 31, 2005 and 2004, the Bank had outstanding commitments to originate loans aggregating approximately $863,000 and $2,238,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $733,000 and $1,023,000 at December 31, 2005 and 2004, respectively, with the remainder at floating market rates.
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
The Bank had total outstanding letters of credit amounting to $104,000 and $187,000 at December 31, 2005 and 2004, respectively, with a term of seven months.
Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-

case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.
At December 31, 2005, the Bank had granted unused lines of credit to borrowers aggregating approximately $6,776,000 and $3,980,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2004, the Bank had granted unused lines of credit to borrowers aggregating approximately $4,454,000 and $4,034,000 for commercial lines and open-end consumer lines, respectively.
At December 31, 2005, approximately $719,000 and $1,581,000 were on deposit at Great Lakes Bankers Bank and US Bank, respectively. In the latter part of the year US Bank became our cash letter depository replacing Fifth Third Bank. At December 31, 2004, approximately $2,579,000 and $1,460,000 were on deposit at Great Lakes Bankers Bank and Fifth Third Bank, respectively.
Note 16: Future Change in Accounting Principle
The Financial Accounting Standards Board recently issued Statement No. 123(R) “Share-Based Payment,” which requires the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company expects to first apply the new statement during its first quarter ending in 2006. The Company has determined to use the modified prospective method and no material impact is expected.
Note 17: Subsequent Event
On January 26, 2006, the Company announced that its Board of Directors had approved a plan to end the Company’s obligation to file reports with the Securities and Exchange Commission (the “SEC”). The going private transaction would be accomplished through amendments to the articles of incorporation of the Company changing the number of outstanding shares of the Company by dividing the outstanding shares by 210, specifying that each person who otherwise would be entitled to a fraction of a Company share will be paid an amount equal to $16.20 cash in exchange for each share of the Company held before the amendment of the articles, and then changing each then outstanding share into 210 shares. As a result, each shareholder with fewer than 210 common shares of the Company held of record in his or her name immediately before the amendments will receive a cash payment equal to $16.20 per pre-split share. Each shareholder holding 210 or more shares of the Company’s common shares immediately before the amendments will not receive a cash payment and will continue to hold the same number of the Company’s shares.
If the amendments are completed, the Company expects to have fewer than 300 shareholders of record, enabling it to deregister its common shares under the Securities Exchange Act of 1934. As a result, the Company would not be required to file periodic reports and other information with the SEC so long as it has fewer than 300 shareholders of record. If the Company deregisters its common shares and suspends reporting obligations under the Securities Exchange Act of 1934, the common shares will cease to be eligible for trading on the NASDAQ Capital Market. However, the Company anticipates that its common shares will be quoted on the OTC Bulletin Board or in the Pink Sheets, to the extent market makers continue to make a market in the shares.

The proposed stock splits are subject to approval by the holders of a majority of the issued and outstanding common shares of the Company. Shareholders will be asked to approve the stock splits at the Company’s annual meeting of shareholders. The Company has filed a preliminary proxy statement and Schedule 13E-3 with the SEC outlining the transaction. The Company will also mail a copy of the definitive proxy statement prior to the meeting to its shareholders entitled to vote at the meeting.
Note 18: Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:
Condensed Balance Sheets

	2005	2004

Assets
Cash	$137	$260
Investment in common stock of subsidiary Bank	13,106	12,232
Advances to subsidiary	13	140
Other assets	150	103

Total assets	$13,406	$12,735

Shareholders’ Equity	$13,406	$12,735

Condensed Statements of Income

	2005	2004

Income
Dividends from subsidiary Bank	$0	$0
Interest income	15	22

Total income	15	22

Expenses
Other expenses	93	85

Income (Loss) Before Income Tax and Equity in Undistributed Income of Subsidiary	(78)	(63)

Income Tax Benefit	(26)	(22)

Income (Loss) Before Equity in Undistributed Income of Subsidiary	(52)	(41)
Equity in Undistributed Income of Subsidiary	889	723

Net Income	$837	$682

Condensed Statements of Cash Flows

	2005	2004

Operating Activities
Net income	$837	$682
Items not requiring (providing) cash	(719)	(537)

Net cash provided by operating activities	118	145

Investing Activities—advances to subsidiaries	127	(139)

Financing Activities
Cash dividends paid	(368)	(363)
Purchase of treasury shares	0	(411)
Proceeds from stock options exercised	0	769
	[a]a [a]
Net cash used in financing activities	(368)	(5)

Net Change in Cash and Cash Equivalents	(123)	1

Cash and Cash Equivalents at Beginning of Year	260	259

Cash and Cash Equivalents at End of Year	$137	$260

Note 19: Quarterly Financial Data (Unaudited)
The following tables summarize selected quarterly results of operations for 2005 and 2004.

	March	June	September	December

2005
Interest and dividend income	$2,227	$2,290	$2,293	$2,301
Interest expense	1,069	1,083	1,113	1,142
Net interest income	1,158	1,207	1,180	1,159
Provision for loan losses	80	475	80	70
Noninterest income	36	419	116	64
Noninterest expense	829	853	855	879
Income tax expense	92	94	115	80
Net income	193	204	246	194

Earnings per share
Basic	0.24	0.25	0.30	0.24
Diluted	0.23	0.25	0.30	0.23

Dividends per share	0.11	0.11	0.11	0.11

2004
Interest and dividend income	$2,190	$2,159	$2,179	$2,244
Interest expense	1,094	1,084	1,090	1,102
Net interest income	1,096	1,075	1,089	1,142
Provision for loan losses	50	50	42	58
Noninterest income	52	49	57	81
Noninterest expense	867	818	881	886
Income tax expense	63	75	72	97
Net income	168	181	151	182

Earnings per share
Basic	0.21	0.23	0.19	0.23
Diluted	0.21	0.22	0.19	0.22

Dividends per share	0.11	0.11	0.11	0.11

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 8A. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer have reviewed, as of December 31, 2005, the effectiveness of HCFC’s disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that its disclosure controls and procedures were effective. There were no significant changes in HCFC’s internal controls over financial reporting that occurred during HCFC’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, HCFC’s internal control over financial reporting.
ITEM 8B. Other Information
Not applicable.

PART III
ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act of the Registrant
The information set forth under the caption “ELECTION OF DIRECTORS” and “SECTION 16 (a) – BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Definitive Proxy Statement of the Corporation for the 2006 Annual Meeting of Shareholders to be filed with the United States Securities and Exchange Commission (the “Proxy Statement”) is incorporated by reference herein.
HCFC has adopted a Code of Ethics that applies to all directors, executive officers and employees of HCFC and its subsidiaries. The Code of Ethics is attached to this annual report as Exhibit 14. Any amendment to or waiver of the Code of Ethics will be reported on a filing with the Securities and Exchange Commission.
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

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights	rights	reflected in column (a)
Equity compensation plans approved by security holders	53,796	$12.76	3,212 (1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	53,796	$12.76	3,212 (1)

Of the 3,212 shares, 1,916 remain available for awards of options and 1,296 remain available for awards under the Home City Financial Corporation Recognition and Retention Plan, which may purchase the shares on the open market rather than from unissued shares of HCFC.

ITEM 12. Certain Relationships and Related Transactions
The information set forth under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Transactions with Home City” of the Definitive Proxy Statement is incorporated by reference herein.
ITEM 13. Exhibits

Exhibits
3.1	Articles of Incorporation (Incorporated by reference)

3.2	Code of Regulations (Incorporated by reference)

10.1	Employment Agreement with Mr. Stapleton (Incorporated by reference)

10.2	Home City Financial Corporation 1997 Stock Option and Incentive Plan (Incorporated by reference)

10.3	Home City Financial Corporation Recognition and Retention Plan and Trust Agreement (Incorporated by reference)

10.4	Deferred Compensation Plan (Incorporated by reference)

14	Code of Ethics

20	Proxy Statement (Incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification: CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification: CFO

32	Section 1350 Certification

99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

ITEM 14. Principal Accountant Fees and Services
     The following table presents fees paid by the Company to BKD for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and December 31, 2004, and fees billed for other services rendered by BKD during those periods.

	Year ended	Year ended
Type of fees	December 31, 2005	December 31, 2004
Audit fees (1)	$66,725	$60,725
Audit related fees (2)	4,270	3,675
Tax fees (3)	6,710	7,100
All other fees (4)	-0-	-0-

(1)	Consists of fees for professional services for the audit of HCFC’s annual financial statements and review of financial statements included in HCFC’s Forms 10-QSB, and services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Consists of fees for consultation concerning financial accounting and reporting standards related to the performance of the audit or review of HCFC’s financial statements and ACH audit.

(3)	Consists of fees for professional services with respect to tax compliance and tax planning.

(4)	Consists of fees for organizational assessment.
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

/s/ Glenn W. Collier	/s/ John D. Conroy
Glenn W. Collier	John D. Conroy
Director	Chairman of the Board

March 30, 2006	March 30, 2006
Date	Date

/s/ Terry A. Hoppes
James M. Foreman	Terry A. Hoppes
Director	Director

March 30, 2006
Date	Date

/s/ J. William Stapleton	/s/ Charles A. Mihal
J. William Stapleton	Charles A. Mihal
Director	Secretary, Treasurer and Chief Financial Officer
President, Chief Executive Officer	(and principal accounting officer)
and Chief Operating Officer

March 30, 2006	March 30, 2006
Date	Date

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 1997 (the “March 24, 1997, 10-QSB”), Exhibit 3(I).

3.2	Code of Regulations of Home City Financial Corporation	Incorporated by reference to the definitive proxy statement of the registrant filed on March 24, 2004, Exhibit A

10.1	Employment Agreement with Mr. Stapleton	Incorporated by reference to the December 31, 2004, 10-KSB, Exhibit 10.2

10.2	Home City Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s 1997 Definitive Proxy Statement dated September 19, 1997, Exhibit A

10.3	Home City Financial Corporation Recognition and Retention Plan and Trust Agreement	Incorporated by reference to the Registrant’s 1997 Definitive Proxy Statement dated September 19, 1997, Exhibit B

10.4	Deferred Compensation Plan	Incorporated by reference to the December 31, 2004, 10-KSB, Exhibit 10.5

14	Code of Ethics

20	Proxy Statement	Incorporated by reference to the definitive Proxy Statement of the Registrant for the 2006 Annual Meeting of Shareholders of Home City Financial Corporation, to be filed with the Securities and Exchange Commission.

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification: CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification: CFO

32	Section 1350 Certification

99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995