Form 10KSB/A
period 2005-12-31
HOME CITY FINANCIAL CORP
filed 2006-05-01
CIK 1022103

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
     As of March 20, 2006 835,690 common shares of the Registrant were outstanding.
     Transitional Small Business Disclosure Format    YES   ☐       NO   ☑

EXPLANATORY NOTE
The Annual Report on Form 10-KSB is being amended to add to Part III information previously incorporated by reference to the
Registrant’s proxy statement for the 2006 Annual Meeting of Shareholders. The filing of the definitive proxy statement has been delayed.
We have also included officer certifications with respect to this Form 10-KSB/A as 24, 31.1, 31.2 and 32.
No other changes have been made to the Form 10-KSB ..

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
FORM 10-KSB/A
INDEX

		PAGE NUMBER
PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant	1

ITEM 10.	Executive Compensation	3

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7

ITEM 12.	Certain Relationships and Related Transactions	8

ITEM 13.	Exhibits	9

ITEM 14.	Principal Accountant Fees and Services	9

SIGNATURES		11

INDEX TO EXHIBITS

Exhibit	24

Exhibit	31.1

Exhibit	31.2

Exhibit	32
Powers of Attorney
Rule 13-14(A)/15D-14(A) Certification: CEO
Ruel 13-14(A)/15D-14(A) Certification: CFO
Section 1350 Certification

PART III
ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant
Directors and Executive Officers
     HCFC’s Regulations provide for a Board of Directors consisting of five persons, subject to change by the Board of Directors or by the shareholders. The number is currently fixed at five. In accordance with Section 2.03 of the Regulations, nominees for election as directors may be proposed only by the directors or by any shareholder entitled to vote for the election of directors if such shareholder has submitted a written notice of a proposed nominee to the Secretary of HCFC by the later of (i) the February 15th immediately preceding the annual meeting or (ii) the sixtieth day before the first anniversary of the most recent annual meeting of shareholders held for the election of directors. Each such written notice of a proposed nominee shall set forth the name, age, business or residence address of the nominee, the principal occupation or employment of the nominee, the numbers of shares of HCFC owned beneficially and/or of record by the nominee and the length of time such shares have been so owned.
     The Nominating Committee will consider nominees for directors of HCFC recommended by a shareholder who submits the person’s name and qualifications in writing. The Nominating Committee has no specific minimum qualifications for a recommended candidate, and the committee does not consider shareholder-recommended candidates differently from others. The Nominating Committee considers:
•	Personal qualities and characteristics, accomplishments and reputation in the business community;

•	Relationships in the communities in which HCFC does business;

•	Ability and willingness to commit adequate time to Board and committee responsibilities;

•	The individual’s skills and experiences and how they fit with those of other directors and potential directors and satisfy the needs of HCFC; and

•	Whether the potential nominees are shareholders of HCFC.
     The Nominating Committee makes its recommendation to the Board of Directors, and nominees are selected by vote of all of the directors of the Board of Directors.
     The Board of Directors proposes the election of the following persons to serve until the Annual Meeting of Shareholders in 2007 and until their successors are duly elected and qualified or until their earlier resignation, removal from office or death:

			Director of	Director of
Name	Age (1)	Position(s) Held	Home City Since	HCFC Since

Glenn W. Collier	65	Director	2000	2000
John D. Conroy	56	Director, Chairman of the Board	1988	1996
James M. Foreman	66	Director	1995	1996
Terry A. Hoppes	57	Director	1994	1996
J. William Stapleton	53	Director, President, CEO and COO	2003	2003

(1)	As of March 31, 2006.

     If any nominee is unable to stand for election, any proxies granting authority to vote for such nominee will be voted for the substitute recommended by the Board of Directors.
     Mr. Collier has been a partner with the law firm of Martin, Browne, Hull & Harper since 1975. Mr. Collier also serves on the Board of Directors of Wittenberg University.
     Mr. Conroy has been the owner and President of Conroy Funeral Home, Inc., in Springfield, Ohio, since 1971. Mr. Conroy is a licensed funeral director and embalmer. Mr. Conroy is a licensed Ohio Insurance Agent and a member of the Audit and Corporate Responsibility Committee for Mercy Community Health Partners. From January 1995 to March 1996, Mr. Conroy was the Secretary of Home City.
     Mr. Foreman has been the President, Chief Executive Officer and owner of Foreman-Blair Pontiac, Buick, GMC, Cadillac, Springfield, Ohio, and the President and owner of SKDP Insurance Agency since 1971. Mr. Foreman served as Vice President of Home City from January 1995 to March 1996.
     Mr. Hoppes is a professional engineer and surveyor and has been the owner and the President of Hoppes Engineering and Surveying Company since 1977 and the President of Hoppes Builders and Development Company since 1981. From January 1995 to March 1996, Mr. Hoppes was the Treasurer of Home City.
     Mr. Stapleton has been the Chief Executive Officer and Chief Operating Officer of HCFC and Home City since March 2003. Mr. Stapleton was also named President in April 2004 upon the death of Douglas L. Ulery. Prior to joining HCFC and Home City, Mr. Stapleton was Executive Vice President and Director of Security National Bank and Trust Company since 1997 and, prior to 2001, Executive Vice President and Director of Security Banc Corporation. Mr. Stapleton is also a director of Miami Mutual Insurance Company, Springfield Foundation and Mercy Surgery Center. He serves as a member of the Audit Committee for Ohio Masonic Homes.
     Audit Committee. The Audit Committee oversees the accounting and financial reporting process of HCFC and audits of HCFC’s financial statements. As part of its duties, the Audit Committee engages the independent auditors of HCFC and reviews and approves the annual independent audit report. The members of the Audit Committee are Messrs. Conroy, Foreman and Hoppes. The Board has determined that each of the members of the Audit Committee is “independent” under applicable Nasdaq rules. The Audit Committee of HCFC met eight times during the fiscal year ended December 31, 2005.
     Audit Committee Financial Expert. The Board of Directors of HCFC has determined that none of its directors is an “audit committee financial expert” as defined in 17 C.F.R. Section 228.401(e). The SEC’s definition of “audit committee financial expert” in that rule is limited to people who have obtained their financial expertise through certain specified experiences, primarily through the preparation or audit of public company financial statements. HCFC’s Audit Committee members have been chosen by the HCFC Board of Directors based upon a belief that they have the necessary financial knowledge to fulfill the duties of the Audit Committee, and one of such Audit Committee members qualifies as “financially sophisticated” under the rules of The Nasdaq Stock Market. The Board of Directors of HCFC does not believe it is in the best interests of HCFC to recruit another director merely to have a director who meets the SEC’s definition of “audit committee financial expert.”
     In addition to Mr. Stapleton, the President, CEO and COO of HCFC and Home City, the following persons are executive officers of both HCFC and Home City and hold the designated positions:

Name	Age (1)	Position(s) Held

Charles A. Mihal	67	Secretary, Treasurer and Chief Financial Officer of HCFC and Home City
Don E. Lynam	52	Executive Vice President of HCFC and Home City

(1)	As of March 31, 2006.

     Mr. Mihal has been employed by Home City since January 1997, serving as the Treasurer and Chief Financial Officer of HCFC and Home City during that time and as the Secretary of HCFC and Home City since February 2005. Mr. Mihal also served as Treasurer of Home City Insurance Agency from December 2000 until November 2003. From 1993 to December 1996, Mr. Mihal served as Vice President and Controller of First National Bank of Pennsylvania. From 1990 to 1993, Mr. Mihal was Vice President and Controller of Bank One, Akron, N.A.
     Mr. Lynam has been employed by Home City since December 1997. In January 2001, he was promoted from Senior Vice President to Executive Vice President of Home City and HCFC. From June 1975 to December 1997, Mr. Lynam was employed by Key Bank, serving most recently as a Vice President in commercial lending.
     Each director and executive officer is a United States citizen and may be contacted at HCFC’s address at 2454 North Limestone Street, Springfield, Ohio 45503, and the phone number at that address is (937) 390-0470.
     To HCFC’s knowledge, none of HCFC’s executive officers or directors has been convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors) or has been a party to any judicial or administrative proceeding during the past five years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.
Section 16(A) Beneficial Ownership Reporting Compliance
     Under the federal securities laws, HCFC’s directors and executive officers and persons holding more than ten percent of HCFC’s shares are required to report their ownership of shares and changes in such ownership to the SEC and HCFC. The SEC has established specific due dates for such reports. Based upon a review of such reports, HCFC must disclose any failures to file such reports timely in Proxy Statements used in connection with annual meetings of shareholders. HCFC has determined that no failure to file such reports timely occurred during fiscal year 2005.
Code of Ethics
     HCFC has adopted a Code of Ethics that applies to all directors, executive officers and employees of HCFC and its subsidiaries. The Code of Ethics is attached to this annual report as Exhibit 14. Any amendment to or waiver of the Code of Ethics will be reported on a filing with the Securities and Exchange Commission.
Director Attendance at Shareholder Meetings
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
ITEM 10. Executive Compensation
Directors’ Compensation
     Each director of Home City receives a retainer fee of $1,250 per month for service as a director of Home City. In addition, the Chairman of the Board of Directors receives an additional fee of $150 per month. No fees are paid for service as a director of HCFC.
     Four of Home City’s directors participate in a deferred compensation plan whereby payment of part or all of their directors’ fees is deferred. Home City records the deferred fees as expenses and in a liability account. Interest is periodically credited on each account. The interest rate in 2005 was 6.0%. Each director is fully vested in his account, and the balance is payable upon termination of directorship prior to death or retirement. Home City has provided for the contingent liability created by the deferred compensation plan by purchasing a single-premium universal life insurance policy on each director. Upon retirement or death, a director or his estate will receive the benefits payable pursuant to the policy on his life.
     Directors are also eligible to participate in the Stock Option Plan and the RRP.
Executive Officers’ Compensation
     The following table presents certain information regarding the cash compensation received by J. William Stapleton, the President, Chief Executive Officer and Chief Operating Officer of HCFC and Home City, for services rendered during the fiscal years shown. Mr. Stapleton received the compensation included in the following table from Home City and received no compensation from HCFC. No other executive officer of Home City or HCFC received salary and bonus compensation exceeding $100,000 during the periods shown.
Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal		Salary		Bonus	Restricted Stock		Securities Underlying	All Other
Position	Year	($)		($)	Awards ($)		Options/SARS (#)	Compensation

J. William Stapleton	2005	$160,000	(1)	$15,050	$22,425	(2)	-0-	$7,203	(3)
President, Chief	2004	150,000	(4)	20,050	-0-		-0-	37,728	(5)
Executive Officer	2003	101,796	(6)	-0-	65,000	(7)	25,000	14,723	(8)
and Chief Operating Officer

(1)	Includes director’s fee of $15,000 paid by Home City. Does not include amounts attributable to other miscellaneous benefits, including insurance benefits available to all employees and reimbursement of country club membership dues. The cost to Home City of providing such benefits to Mr. Stapleton was less than 10% of his cash compensation.

(2)	On April 30, 2005, Mr. Stapleton was awarded 1,500 shares pursuant to the RRP. Mr. Stapleton paid no consideration for such shares. Such shares will be earned and non-forfeitable at the rate of one-fifth per year on the anniversary of the date of the award, beginning April 30, 2006, assuming continued employment with, or service on the Board of Directors of, Home City. On April 30, 2005, the market price of the shares awarded to Mr. Stapleton, determined by reference to the last trade price for HCFC’s shares on the Nasdaq SmallCap Market (“Nasdaq”) on such date, was $14.95 per share, and the aggregate market value of such shares was $22,425. At December 31, 2005, the market price of an HCFC share was $15.75, based on the last trade price reported by Nasdaq, and the aggregate market value of the 1,500 shares not yet earned was $22,425. In addition, dividends and other distributions on such shares and earnings thereon will be distributed to Mr. Stapleton according to the vesting schedule.

(3)	Consists of a contribution of $7,203 to Mr. Stapleton’s 401(k) defined contribution plan account. The allocation of Mr. Stapleton’s ESOP account as of December 31, 2005 has not yet been determined.

(4)	Includes director’s fee of $15,000 paid by Home City. Does not include amounts attributable to other miscellaneous benefits, including insurance benefits available to all employees and reimbursement of country club membership dues. The cost to Home City of providing such benefits to Mr. Stapleton was less than 10% of his cash compensation.
(Footnotes continued on next page)

(5)	Consists of a contribution of $5,342 to Mr. Stapleton’s 401(k) defined contribution plan account and the $32,386 value of the allocation of Mr. Stapleton’s ESOP account as of December 31, 2004.

(6)	Includes director’s fees of $11,250 paid by Home City. Does not include amounts attributable to other miscellaneous benefits, including insurance benefits available to all employees and reimbursement of country club membership dues. The cost to Home City of providing such benefits to Mr. Stapleton was less than 10% of his cash compensation.

(7)	On April 30, 2003, Mr. Stapleton was awarded 5,000 shares pursuant to the RRP. Mr. Stapleton paid no consideration for such shares. Such shares will be earned and non-forfeitable at the rate of one-fifth per year on the anniversary of the date of the award, beginning April 30, 2004, assuming continued employment with, or service on the Board of Directors of, Home City. On April 30, 2003, the market price of the shares awarded to Mr. Stapleton, determined by reference to the last trade price for HCFC’s shares on the Nasdaq SmallCap Market (“Nasdaq”) on such date, was $13.00 per share, and the aggregate market value of such shares was $65,000. At December 31, 2005, the market price of an HCFC share was $15.75, based on the last trade price reported by Nasdaq, and the aggregate market value of the 3,000 shares not yet earned was $47,250. In addition, dividends and other distributions on such shares and earnings thereon will be distributed to Mr. Stapleton according to the vesting schedule.

(8)	Consists of the value of the allocation to Mr. Stapleton’s ESOP account as of December 31, 2003.
Employment Agreement
     Home City has entered into an employment agreement with Mr. Stapleton. Mr. Stapleton’s employment agreement was effective March 28, 2003, and has a two-year term that is automatically extended each month for another month. The employment agreement provides for a salary and performance review by the Board of Directors not less often than annually, as well as inclusion in any formally established employee benefit, bonus, pension and profit-sharing plans for which senior management personnel are eligible. The employment agreements also provide for vacation and sick leave.
     The employment agreement is terminable by Home City at any time. In the event of termination by Home City for “just cause,” as defined in the employment agreement, Mr. Stapleton will have no right to receive any compensation or other benefits for any period after such termination. In the event of termination by Home City other than for just cause, at the end of the term of the employment agreement or in connection with a “change of control,” as defined in the employment agreement, Mr. Stapleton will be entitled to a continuation of salary payments for a period of time equal to the term of the employment agreement and a continuation of benefits substantially equal to those being provided at the date of termination of employment until the earliest to occur of (1) the end of the term of the employment agreement or (2) the date Mr. Stapleton becomes employed full-time by another employer.
     The employment agreement also contains provisions with respect to the occurrence within six months before or at any time after a “change of control” of (l) the termination by Home City of Mr. Stapleton’s employment for any reason other than just cause, retirement or termination at the end of the term of the employment agreement, (2) certain changes in the capacity or circumstances in which Mr. Stapleton is employed or (3) a material reduction in Mr. Stapleton’s responsibilities, authority, compensation or other benefits provided under the employment agreement without his written consent. In the event of Home City’s termination of Mr. Stapleton’s employment during such period of time and during the term of the employment agreement, Mr. Stapleton will be entitled to payment of an amount equal to two times the greater of the amount of salary set forth in the employment agreement or the amount of annual salary payable to Mr. Stapleton as a result of any annual salary review. If Mr. Stapleton terminates his employment within six months prior to or one year after a change of control due to certain material changes in the circumstances of his employment or a material reduction in his responsibilities or authority, Mr. Stapleton will be entitled to payment of an amount equal to two times the greater of the amount of salary set forth in the employment agreement or the amount of annual salary payable to Mr. Stapleton as a result of any annual salary review. If Mr. Stapleton’s employment is so terminated either by him or by Home City, Mr. Stapleton will be entitled to continued coverage under all benefit plans until the earliest of the end of the term of the employment agreement or the date on which he is included in another employer’s benefit plans as a full-time employee. The maximum payment that Mr. Stapleton may receive, however, is limited to an amount which will not result in the imposition of a penalty tax pursuant to Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the “Code”), or exceed limitations imposed by the Office of Thrift Supervision. “Control,” as defined in the employment agreement, generally refers to the acquisition by any person or entity of the power to vote or ownership of 10% or more of the voting stock of Home City or HCFC, the control of the election of a majority of Home City’s or HCFC’s directors or the exercise of a controlling influence over the management or policies of Home City or HCFC.
Stock Option Plan
     At the 1997 Annual Meeting of the Shareholders of HCFC, the shareholders approved the Stock Option Plan. The Board of Directors of HCFC reserved 95,220 shares for issuance by HCFC upon the exercise of options to be granted as determined by the Stock Option Committee to certain directors, officers and employees of HCFC and Home City from time to time under the Stock Option Plan. Due to a return of capital paid in June 1998, according to the terms of the Stock Option Plan, the number of shares reserved for the Stock Option Plan was increased to 131,422. One-fifth of each option becomes exercisable each of the five years after the date of the award.
     The following table sets forth information regarding the number and value of unexercised options held by Mr. Stapleton at December 31, 2005:
Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Values

			Number of Securities	Value of Unexercised In-
	Shares		Underlying Unexercised	The-Money Options/SARs at
	Acquired on	Value	Options/SARs at 12/31/2005	12/31/2005(1)
Name	Exercise (#)	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

J. William Stapleton	0	0	10,000/15,000	$27,500/$41,250

(1)	An option is “in-the-money” if the fair market value of the underlying stock exceeds the exercise of the option. The figure represents the value of such options, determined by multiplying the number of shares subject to unexercised options by the difference between the exercise price, which for Mr. Stapleton is $13.00 per share, and the fair market value of HCFC’s shares on December 31, 2005, which was $15.75 per share, based on the last trade price reported by Nasdaq on such date.
Recognition and Retention Plan and Trust
     At the 1997 Annual Meeting of the Shareholders of HCFC, the shareholders approved the RRP. One-fifth of the number of shares awarded to an individual becomes earned and non-forfeitable on each of the first five anniversaries of the date of such award. Until shares awarded are earned by the participant, such shares will be forfeited in the event that the participant ceases to be either a director or an employee of HCFC or Home City, except that in the event of the death or disability of a participant, the participant’s shares will be deemed to be earned and non-forfeitable.
Certain Transactions with Home City
     Home City has extended loans to certain of its and HCFC’s directors and executive officers, their affiliates and members of their families. All such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons and did not present more than the normal risk of collectibility or other unfavorable features.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Voting Securities And Ownership Of Certain Beneficial Owners And Management
     The following table sets forth certain information with respect to the only persons known to HCFC to own beneficially more than five percent (5%) of the outstanding shares of HCFC as of March 30, 2006:

	Amount and Nature of	Percent of
Name and Address	Beneficial Ownership	Shares Outstanding

First Bankers Trust Services, Inc., Trustee
Home City Financial Corporation
Employee Stock Ownership Plan
2321 Kochs Lane
Quincy, IL 62301	87,873 (1)	10.52%

(1)	First Bankers Trust, N.A., holds such shares as the trustee of the ESOP. The trustee has the power to vote in its discretion the 17,061 shares not yet allocated to participants’ accounts and limited dispositive power with respect to all of the shares of the ESOP.
     The following table sets forth certain information with respect to the number of HCFC shares beneficially owned by each director and executive officer of HCFC and by all directors and executive officers of HCFC as a group at March 30, 2006:

	Amount and Nature of		Percent of
Name and Address(1)	Beneficial Ownership(2)		Shares Outstanding

Glenn W. Collier	8,646	(3)	1.03%
John D. Conroy	4,661	(4)	4.15%
James M. Foreman	7,519	(5)	3.29%
Terry A. Hoppes	31,409	(6)	3.76%
J. William Stapleton	38,955	(7)	4.58%
Don E. Lynam	9,727	(8)	1.16%
Charles A. Mihal	9,576	(9)	2.33%
All directors and executive officers as a group (7 persons)	167,551		19.52%

(1)	Each of the persons listed on this table may be contacted at the address of HCFC.

(2)	The beneficial owner has sole voting and dispositive power unless otherwise indicated. Although all of the shares held in the Home City Financial Corporation Recognition and Retention Plan Trust (the “RRP”) are deemed to be held by each of Messrs. Conroy and Collier as Trustees of the RRP, the shares held in the RRP are counted only once in determining the total number of shares owned by all directors and executive officers as a group.

(3)	Includes 1,762 shares held by Mr. Collier jointly with his spouse, 3,942 shares that may be acquired upon the exercise of an option and 2,942 shares held by the RRP, with respect to which Mr. Collier shares voting power as a Trustee.

(4)	Includes 9,522 shares held by Mr. Conroy’s spouse, with respect to which Mr. Conroy shares voting and dispositive power, and 2,942 shares held by the RRP, with respect to which Mr. Conroy shares voting power as a Trustee.

(5)	Includes 9,522 shares held by Mr. Foreman’s spouse, with respect to which Mr. Foreman shares voting and dispositive power.

(6)	Includes 8,678 shares held by Mr. Hoppes’ spouse, with respect to which Mr. Hoppes shares voting and dispositive power.

(7)	Includes 13,142 shares held by Mr. Stapleton’s spouse, 15,000 shares that may be acquired upon the exercise of an option and 2,103 shares allocated to Mr. Stapleton’s ESOP account and 6,107 shares allocated to Mr. Stapleton’s spouse’s ESOP account with respect to which Mr. Stapleton has voting but not dispositive power.

(8)	Includes 400 shares that may be acquired upon the exercise of an option and 5,227 shares allocated to Mr. Lynam’s ESOP account, with respect to which Mr. Lynam has voting but not dispositive power.

(9)	Includes 3,542 shares that may be acquired upon the exercise of an option and 5,434 shares allocated to Mr. Mihal’s ESOP account, with respect to which Mr. Mihal has voting but not dispositive power.
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

ITEM 12. Certain Relationships and Related Transactions
     Home City has extended loans to certain of its and HCFC’s directors and executive officers, their affiliates and members of their families. All such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons and did not present more than the normal risk of collectibility or other unfavorable features.

ITEM 13. Exhibits

Exhibits
3.1	Articles of Incorporation (Incorporated by reference)
3.2	Code of Regulations (Incorporated by reference)
10.1	Employment Agreement with Mr. Stapleton (Incorporated by reference)
10.2	Home City Financial Corporation 1997 Stock Option and Incentive Plan (Incorporated by reference)
10.3	Home City Financial Corporation Recognition and Retention Plan and Trust Agreement (Incorporated by reference)
10.4	Deferred Compensation Plan (Incorporated by reference)
14	Code of Ethics
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification: CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification: CFO
32	Section 1350 Certification
99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995
ITEM 14. Principal Accountant Fees and Services
     The following table presents fees paid by the Company to BKD for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and December 31, 2004, and fees billed for other services rendered by BKD during those periods.

	Year ended	Year ended
Type of fees	December 31, 2005	December 31, 2004
Audit fees(1)	$66,725	$60,725
Audit related fees(2)	4,270	3,675
Tax fees(3)	6,710	7,100
All other fees(4)	-0-	-0-

(1)	Consists of fees for professional services for the audit of HCFC’s annual financial statements and review of financial statements included in HCFC’s Forms 10-QSB, and services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Consists of fees for consultation concerning financial accounting and reporting standards related to the performance of the audit or review of HCFC’s financial statements and ACH audit.
(Footnotes continued on next page)

(3)	Consists of fees for professional services with respect to tax compliance and tax planning.

(4)	Consists of fees for organizational assessment.
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

/s/ Glenn W. Collier*	/s/ John D. Conroy*

Glenn W. Collier	John D. Conroy
Director	Chairman of the Board

April 28, 2006	April 28, 2006

Date	Date

/s/ James M. Foreman*

James M. Foreman	Terry A. Hoppes
Director	Director

April 28, 2006

Date	Date

/s/ J. William Stapleton	/s/ Charles A. Mihal

J. William Stapleton	Charles A. Mihal
Director	Secretary, Treasurer and Chief Financial Officer
President, Chief Executive Officer	(and principal accounting officer)
and Chief Operating Officer

April 28, 2006	April 28, 2006

Date	Date

*/s/ J. William Stapleton
J. William Stapleton as attorney-in-fact

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 1997 (the “March 24, 1997, 10-QSB”), Exhibit 3(I).

3.2	Code of Regulations of Home City Financial Corporation	Incorporated by reference to the definitive proxy statement of the registrant filed on March 24, 2004, Exhibit A

10.1	Employment Agreement with Mr. Stapleton	Incorporated by reference to the December 31, 2004, 10-KSB, Exhibit 10.2

10.2	Home City Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s 1997 Definitive Proxy Statement dated September 19, 1997, Exhibit A

10.3	Home City Financial Corporation Recognition and Retention Plan and Trust Agreement	Incorporated by reference to the Registrant’s 1997 Definitive Proxy Statement dated September 19, 1997, Exhibit B

10.4	Deferred Compensation Plan	Incorporated by reference to the December 31, 2004, 10-KSB, Exhibit 10.5

*14	Code of Ethics

*21	Subsidiaries

*23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification: CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification: CFO

32	Section 1350 Certification

*99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

*	Previously filed as an exhibit to the Registrant’s Form 10-KSB for the Fiscal Year Ended December 31, 2005.