Form 10QSB
period 2006-03-31
HOME CITY FINANCIAL CORP
filed 2006-05-11
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number — 0-21809
HOME CITY FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

OHIO	34-1839475

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2454 North Limestone Street
Springfield, Ohio	45503

(Address of principal executive offices)	(Zip Code)
(937) 390-0470
(Issuer’s telephone number)
N/A
(Former address last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 1, 2006, 835,690 common shares of the Registrant were outstanding. There were no preferred shares outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
FORM 10-QSB

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(Unaudited)
	At March	At December
	31,	31,
	2006	2005
ASSETS
Cash and cash equivalents
Cash and due from banks	$2,769	$2,397
Interest-bearing demand deposits	3,057	4,006
Federal funds sold	1,425	443

Cash and cash equivalents	7,251	6,846

Available-for-sale securities	5,163	5,261
Loans, net of allowance for loan losses of $1,388 and $1,377 at March 31, 2006 and December 31, 2005	128,103	127,409
Premises and equipment	3,341	3,398
Federal Home Loan Bank stock	2,515	2,480
Interest receivable	586	559
Cash surrender value of life insurance	3,224	3,197
Other	394	403

TOTAL ASSETS	$150,577	$149,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$7,312	$5,763
Savings, NOW and money market	30,313	32,980
Time	61,847	59,712

Total Deposits	99,472	98,455

Federal Home Loan Bank advances	36,272	36,337
Interest payable and other liabilities	1,235	1,355

TOTAL LIABILITIES	136,979	136,147

Commitments and Contingent Liabilities

Shareholders’ equity
Preferred shares, no par value: authorized 1,000,000 shares; none issued	0	0
Common shares, no par value: authorized 5,000,000 shares; shares issued - 981,913	0	0
Additional paid-in capital	6,338	6,366
Retained earnings	9,442	9,337
Unearned Recognition and Retention Plan (RRP) shares	0	(41)
Unearned Employee Stock Ownership Plan (ESOP) shares	(83)	(111)
Accumulated other comprehensive loss	(109)	(155)
Treasury shares, at cost; 146,223 shares	(1,990)	(1,990)

TOTAL SHAREHOLDERS’ EQUITY	13,598	13,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,577	$149,553

See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands)
	(Unaudited)	(Unaudited)
	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2006	2005
INTEREST INCOME
Loans	$2,183	$2,132
Securities	18	32
Federal funds sold	13	6
Dividends on Federal Home Loan Bank stock	35	26
Deposits with financial institutions	35	31

TOTAL INTEREST INCOME	2,284	2,227

INTEREST EXPENSE
Deposits	660	598
Borrowings	497	471

TOTAL INTEREST EXPENSE	1,157	1,069

NET INTEREST INCOME	1,127	1,158
Provision for loan losses	38	80

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,089	1,078

NONINTEREST INCOME
Service charges on deposits	10	10
Life insurance	35	35
Other	11	(9)

TOTAL NONINTEREST INCOME	56	36

NONINTEREST EXPENSE
Salaries and employee benefits	459	427
Net occupancy expense	69	66
Equipment expense	52	54
Data processing fees	58	70
Professional fees	85	76
Franchise taxes	50	41
Other	91	95

TOTAL NONINTEREST EXPENSE	864	829

NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE	281	285
Provision for income tax expense	84	92

NET INCOME	$197	$193

Earnings per common share – basic	$0.24	$0.24
Earnings per common share – diluted	$0.24	$0.23
Dividends declared per share	$0.11	$0.11
See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

						Accumulated
		Additional			Unearned	Other
		Paid-in	Retained	Unearned	ESOP	Comprehensive	Treasury
	Shares	Capital	Earnings	Compensation	Shares	Loss	Shares	Total
Balance, January 1, 2006	981,913	$6,366	$9,337	$(41)	$(111)	$(155)	$(1,990)	$13,406
Comprehensive income
Net income			197					197
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect						46		46

Total comprehensive income								243

Reclassification due to adoption of SFAS 123(R)		(41)		41
Amortization of unearned compensation expense		10						10
ESOP shares earned		3			28			31
Dividends on common shares, $.11 per share			(92)					(92)

Balance, March 31, 2006	981,913	$6,338	$9,442	$0	$(83)	$(109)	$(1,990)	$13,598

See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands)
	(Unaudited)	(Unaudited)
	3 Months ended	3 Months ended
	March 31,	March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$197	$193
Items not requiring (providing) cash Depreciation and amortization	57	57
Provision for loan losses	38	80
Amortization of premiums and discounts on securities	5	10
Deferred income taxes	107	(95)
Increase in cash surrender value of life insurance	(27)	(27)
Employees Stock Ownership Plan compensation expense	31	36
Share based award compensation expense	10	9
FHLB stock dividends	(35)	(26)
Proceeds from sale of loans held for sale	251	0
Originations of loans held for sale	(245)	0
Gain on sale of loans	(6)	0

Changes in
Interest receivable	(27)	(20)
Other assets	(98)	251
Interest payable and other liabilities	(40)	111

Net cash provided by operating activities	218	579

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(2,998)	(5,994)
Proceeds from payments and maturities of securities available-for-sale	3,137	2,441
Net change in loans	(732)	(1,153)

Net cash used in investing activities	(593)	(4,706)

FINANCING ACTIVITIES
Net decrease in demand deposits, money market, NOW and savings accounts	(1,118)	(3,342)
Net increase in certificates of deposit	2,135	2,222
Repayment of Federal Home Loan Bank advances	(2,865)	(1,184)
Proceeds from Federal Home Loan Bank advances	2,800	0
Dividends paid	(92)	(92)
Net increase in advances from borrowers for taxes and insurance	(80)	(209)

Net cash provided (used) in financing activities	780	(2,605)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	405	(6,732)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,846	9,595

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,251	$2,863

See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND DECEMBER 31, 2005
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation’s (“Company” or “HCFC”) financial position as of March 31, 2006, and December 31, 2005, and the consolidated results of operations and the cash flows for the three months ended March 31, 2006 and 2005. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.
NOTE 2. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses is summarized as follows:

	(Dollars in thousands)
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Balance, beginning of period	$1,377	$760
Provision for loan losses	38	80
Charge-offs	(29)	(0)
Recoveries	2	4

Balance, end of period	$1,388	$844

NOTE 3. ADVANCES FROM FEDERAL HOME LOAN BANK
Borrowings at March 31, 2006, consisted of eighteen advances totaling $36.3 million from the Federal Home Loan Bank of Cincinnati (“FHLB”). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield (“Bank”) and by the Bank’s qualified mortgage loan portfolio.
Scheduled maturities of advances from the FHLB were as follows:

	(Dollars in thousands)
	At March 31, 2006			At December 31, 2005
		Range of	Weighted-		Range of	Weighted-
		interest	average		interest	average
	Amount	rates	interest rate	Amount	rates	interest rate
Due within one year	$3,892	3.30% - 7.28%	5.72%	$3,723	3.30%-6.81%	5.23%

After one but within five years	$28,256	3.05%-6.84%	5.66%	$21,614	3.05%-7.28%	5.84%

After five years	$4,124	3.30%-4.94%	4.79%	$11,000	3.30%-5.33%	5.02%
NOTE 4. CHANGE IN ACCOUNTING PRINCIPLE
The Company has a stock-based employee compensation plan, which is described in Notes to Consolidated Financial Statements included in the December 31, 2005, Annual Report to shareholders.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $2,500 in compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2006. Certain disclosures required by SFAS 123R have been omitted due to their immaterial nature.
Prior to the adoptions of SFAS 123(R), the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(Dollars in thousands except
per share amounts)
Three Months Ended
March 31, 2005
Net income, as reported	$193
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(2)

Pro forma net income	$191

Earnings per share:
Basic – as reported	$0.24

Basic – pro forma	$0.23

Diluted – as reported	$0.23

Diluted – pro forma	$0.23

NOTE 5. REGULATORY CAPITAL
The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2006.

	(Dollars in thousands)
					To be
					Categorized as “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(To Risk-Weighted Assets)	$14,626	13.2%	$8,899	8.0%	$11,123	10.0%

Tier I Capital
(To Risk-Weighted Assets)	$13,254	11.9%	N/A	N/A	$6,674	6.0%

Tier I Capital
(To Total Assets)	$13,254	8.8%	$6,030	4.0%*	$7,538	5.0%

Tangible Capital
(To Total Assets)	$13,254	8.8%	$2,261	1.5%	N/A	N/A

*	Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 6. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Common stock equivalents include shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company’s Recognition and Retention Plan (“RRP”), and stock options granted under the Stock Option Plan (“SOP”). For the three months ended March 31, 2006, stock options totaling 2,000 shares of common stock were not considered in computing EPS as they were anti-dilutive. For the three months ended March 31, 2005, stock options totaling 4,400 shares of common stock were not considered in computing EPS as they were anti-dilutive. Unearned ESOP shares and RRP shares which have not vested have been excluded from the computation of average shares outstanding. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	For the Three Months Ended
	March 31, 2006
		Weighted-
		average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$196,923	825,134	$0.24

Effective of dilutive securities
Stock options	0	9,667

Diluted EPS
Income available to common shareholders + assumed conversions	$196,923	834,801	$0.24

	For the Three Months Ended
	March 31, 2005
		Weighted-
		average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$192,776	815,535	$0.24

Effective of dilutive securities
Stock options	0	9,938

Diluted EPS
Income available to common shareholders + assumed conversions	$192,776	825,473	$0.23

NOTE 7: REGULATORY MATTERS
As of August 22, 2005, the bank entered into a supervisory agreement with the OTS. The supervisory agreement was disclosed in a Form 8-K.
NOTE 8: GOING PRIVATE TRANSACTION
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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Safe Harbor Clause
     This report contains certain “forward-looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the Company’s market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. See Exhibit 99.1 attached hereto, “Safe Harbor Under the Private Securities Litigation Reform Act of 1995,” which is incorporated by reference.
General
     In September 1996, the Board of Directors of Home City Federal Savings Bank of Springfield (“Bank”) adopted a Plan of Conversion (“Plan”) whereby the Bank would convert to the stock form of ownership, followed by the issuance of all the Bank’s outstanding stock to a newly formed holding company, Home City Financial Corporation (“Company”). Pursuant to the Plan, the Company offered common shares for sale to certain depositors of the Bank and members of the community. The conversion was completed on December 30, 1996, and resulted in the issuance of 952,200 common shares of the Company which, after consideration of offering expenses totaling approximately $447,000 and $762,000 in shares purchased by the ESOP (“Employee Stock Ownership Plan”), resulted in net capital proceeds of $8.3 million. Consolidated financial statements of the Company are presented herein. Future references are made either to the Company or the Bank as applicable.
     The Company is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of the Bank. The Bank conducts a general banking business in west central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans secured by single-family residences, consumer loans and loans secured by non-residential real estate. The Bank also originates loans for the construction of residential real estate loans secured by multifamily real estate (over four units), and commercial loans. The Bank’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

     The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles (“GAAP”) and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.
     The Bank is regulated by the Office of Thrift Supervision (“OTS”) and its deposits are insured up to applicable limits by the newly formed Depository Insurance Fund (“DIF”), a combination of the savings associations’ and banks’ prior insurance funds, “SAIF” and “BIF”, respectively.
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

Changes in Financial Condition
     At March 31, 2006, the consolidated assets of the Company totaled $150.6 million, an increase of $1.0 million, or 0.68%, from $149.6 million at December 31, 2005. The increase in total assets showed as an increase of $405,000 in cash and cash equivalents and an increase of $694,000 in loans and was primarily funded by a $1.0 million increase in deposits.
     Net loans receivable increased by $694,000, or 0.54%, to $128.1 million at March 31, 2006, compared to $127.4 million at December 31, 2005, reflecting growth in net loans.
     Total cash and cash equivalents increased by $405,000, or 5.92%, during the first quarter of 2006. This reflected a portion of the increase in deposits.
     Available-for-sale securities decreased just $98,000, or 1.86%, from $5.3 million at December 31, 2005, to $5.2 million at March 31, 2006, mainly due to paydowns of principal of mortgage-backed securities.
     Deposit balances increased $1.0 million, or 1.03%, from $98.5 million at December 31, 2005, to $99.5 million at March 31, 2006. Savings, NOW and money market deposits decreased $2.7 million while time deposits increased $2.1 million reflecting mainly a shift from our Prime Statement savings accounts to short range certificates of deposit. Demand deposits were up $1.5 million arriving at the net deposits increase.
     Advances from the FHLB decreased only $65,000 since December 31, 2005, remaining at $36.3 million at March 31, 2006.
     Total shareholders’ equity increased $190,000, or 1.42%, from December 31, 2005, to March 31, 2006. This increase was primarily the result of the $197,000 of first quarter 2006 income together with a $46,000 increase from accumulated other comprehensive loss, and increases of $31,000 from ESOP shares earned and the $8,000 of amortization from unearned compensation expense all partially offset by the $92,000 cash dividend payment.
     The Bank’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. The Bank also has the ability to borrow from the FHLB and other local financial institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management’s assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.
     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank’s average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2006, the Bank’s regulatory liquidity ratio was 9.57%. At such date, the Bank had commitments to originate loans totaling $10.8 million and no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.
     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See “Note 5 — Regulatory Capital.” The Bank exceeded all of its capital requirements at March 31, 2006.
     On January 23, 2006, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 8, 2006, which was paid on March 15, 2006.
Results of Operations
Comparison of Three Months Ended March 31, 2006 and 2005
     General. Net income increased $4,000, or 2.07%, from $193,000 for the three months ended March 31, 2005, to $197,000 for the three months ended March 31, 2006. The increase was comprised of $20,000 more in noninterest income, a decrease of $42,000 in the provision for loan losses and an $8,000 decrease in the provision for income tax expense, all partially offset by a decrease of $31,000 in net interest income and a $35,000 increase in noninterest expense.
     Interest Income. The $6.8 million decrease in average earning assets was more than offset by a 40 basis point increase in yields resulting in an increase in interest income of $57,000, or 2.56%, for the three months ended March 31, 2006, compared to the same period in 2005. The decrease in the amount of average interest-earning assets resulted in a $99,000 decrease of the interest income which was more than offset by the increase in yields which accounted for an increase of $156,000. .
     Interest Expense. Interest expense on deposit liabilities increased $62,000, or 10.37%, for the three months ended March 31, 2006, as compared to the same period in 2005. Total average deposits decreased by $11.3 million comparing the quarters ended March 31, 2006 and 2005, and the average interest rate paid on interest-bearing deposits increased by 58 basis points from 2.41% for the three months ended March 31, 2005, to 2.99% for the same period in 2006. The average balance of FHLB advances increased from $34.1 million for the three-month period ended March 31, 2005, to $36.3 million for the same period in 2006 and, impacted by a 5 basis point decrease in rates paid, resulted in an increase in interest on FHLB advances of $26,000 for the three months ended March 31, 2006, compared to the same period in 2005.
     Provision for Loan Losses. The provision for loan losses was $38,000, and there were $27,000 in net charge-offs during the three months ended March 31, 2006, compared to a $80,000 provision and $4,000 of net recoveries during the three months ended March 31, 2005. The provision was decreased based upon the results of the ongoing loan reviews, the composition of the loan portfolio and management’s analysis of economic conditions.
     Noninterest Income. Noninterest income increased by $20,000 for the three months ended March 31, 2006, compared to the same period in 2005. The increase was primarily the result of other miscellaneous income factors which in 2005 included a net loss on the sale of real estate owned of $19,000 versus no such losses in 2006.

     Noninterest Expense. Noninterest expense increased $35,000, or 4.22%, to $864,000 for the three months ended March 31, 2006, from $829,000 in the comparable period in 2005. Of this increase, $32,000 was attributable to an increase in salaries and employee benefits expense in 2006, reflecting staff composition changes and professional fees increased $9,000. These increases were partially offset by the $12,000 decrease in data processing fees. The annualized ratio of noninterest expense to average total assets was 2.36% and 2.14% for the three months ended March 31, 2006 and 2005, respectively.
     Income Taxes. The provision for income taxes decreased $8,000 for the three months ended March 31, 2006, compared to the same period in 2005, primarily as a result of the composition of the taxable and non-taxable income for the quarter.

ITEM 3.
Controls and Procedures
The registrant’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant’s disclosure controls and procedures, that the registrant’s disclosure controls and procedures were effective as of March 31, 2006. There was no change in the registrant’s internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting..

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     None
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No Applicable
ITEM 5 — OTHER INFORMATION
     Not Applicable
ITEM 6 — EXHIBITS
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

HOME CITY FINANCIAL CORPORATION
Date: May 11, 2006	/s/J. William Stapleton
J. William Stapleton
President, Chief Executive Officer and Chief Operating Officer

Date: May 11, 2006	/s/Charles A. Mihal
Charles A. Mihal
Secretary, Treasurer and Chief Financial Officer