Form 10QSB
period 2006-06-30
HOME CITY FINANCIAL CORP
filed 2006-08-10
CIK 1022103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
(937) 390-0470

(Issuer’s telephone number)
N/A

(Former address last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 1, 2006, 835,690 common shares of the Registrant were outstanding. There were no preferred shares outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
FORM 10-QSB
INDEX

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(Unaudited)
	At June	At December
	30, 2006	31, 2005
ASSETS
Cash and cash equivalents
Cash and due from banks	$2,101	$2,397
Interest-bearing demand deposits	234	4,006
Federal funds sold	5,982	443

Cash and cash equivalents	8,317	6,846

Available-for-sale securities	4,737	5,261
Loans, net of allowance for loan losses of $1,407 and $1,377 at June 30, 2006 and December 31, 2005	124,926	127,409
Premises and equipment	3,284	3,398
Federal Home Loan Bank stock	2,551	2,480
Interest receivable	576	559
Cash surrender value of life insurance	3,251	3,197
Other	517	403

TOTAL ASSETS	$148,159	$149,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$5,796	$5,763
Savings, NOW and money market	28,538	32,980
Time	62,895	59,712

Total Deposits	97,229	98,455

Federal Home Loan Bank advances	35,906	36,337

Interest payable and other liabilities	1,288	1,355

TOTAL LIABILITIES	134,423	136,147

Commitments and contingent liabilities

Shareholders’ equity
Preferred shares, no par value: authorized 1,000,000 shares; none issued	-0-	-0-
Common shares, no par value: authorized 5,000,000 shares; shares issued — 981,913	-0-	-0-
Additional paid-in capital	6,344	6,366
Retained earnings	9,557	9,337
Unearned Recognition and Retention Plan (RRP) shares	-0-	(41)
Unearned Employee Stock Ownership Plan (ESOP) shares	(55)	(111)
Accumulated other comprehensive loss	(120)	(155)
Treasury shares, at cost; 146,223 shares	(1,990)	(1,990)

TOTAL SHAREHOLDERS’ EQUITY	13,736	13,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$148,159	$149,553

See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands)		(Dollars in thousands)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
INTEREST INCOME
Loans	$2,210	$2,202	$4,393	$4,334
Securities	20	27	38	59
Federal funds sold	32	2	45	8
Dividends on Federal Home Loan Bank stock	36	29	71	55
Deposits with financial institutions	8	30	43	61

TOTAL INTEREST INCOME	2,306	2,290	4,590	4,517

INTEREST EXPENSE
Deposits	700	605	1,360	1,203
Borrowings	474	478	971	949

TOTAL INTEREST EXPENSE	1,174	1,083	2,331	2,152

NET INTEREST INCOME	1,132	1,207	2,259	2,365
Provision for loan losses	43	475	81	555

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,089	732	2,178	1,810

NONINTEREST INCOME
Service charges on deposits	10	10	20	20
Gain on redemption of Intrieve Incorporated stock	-0-	329	-0-	329
Life insurance	35	35	70	70
Other	33	45	44	36

TOTAL NONINTEREST INCOME	78	419	134	455

NONINTEREST EXPENSE
Salaries and employee benefits	447	471	906	898
Net occupancy expense	65	68	134	134
Equipment expense	53	55	105	109
Data processing fees	59	59	117	129
Professional fees	105	70	190	146
Franchise taxes	47	40	97	81
Other	93	90	184	185

TOTAL NONINTEREST EXPENSE	869	853	1,733	1,682

NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE	298	298	579	583

Provision for income tax expense	92	94	176	186

NET INCOME	$206	$204	$403	$397

Earnings per common share — basic	$0.25	$0.25	$0.49	$0.49
Earnings per common share — diluted	$0.25	$0.25	$0.48	$0.48
Dividends declared per share	$0.11	$0.11	$0.22	$0.22
See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

						Accumulated
		Additional			Unearned	Other
		Paid-in	Retained	Unearned	ESOP	Comprehensive	Treasury
	Shares	Capital	Earnings	Compensation	Shares	Loss	Shares	Total
Balance, January 1, 2006	981,913	$6,366	$9,337	$(41)	$(111)	$(155)	$(1,990)	$13,406

Comprehensive income

Net income			403					403

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect						35		35

Total comprehensive income								438

Reclassification due to adoption of SFAS 123(R)		(41)		41
Amortization of unearned compensation expense		16						16

ESOP shares earned		3			56			59
Dividends on common shares, $.22 per share			(183)					(183)

Balance, June 30, 2006	981,913	$6,344	$9,557	$-0-	$(55)	$(120)	$(1,990)	$13,736

See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands)
	(Unaudited)	(Unaudited)
	6 Months ended	6 Months ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES
Net income	$403	$397
Items not requiring (providing) cash
Depreciation and amortization	114	117
Provision for loan losses	81	555
Amortization of premiums and discounts on securities	(9)	17
Deferred income taxes	12	(418)
Increase in cash surrender value of life insurance	(38)	(53)
Employees Stock Ownership Plan compensation expense	59	73
Recognition and Retention Plan compensation expense	16	18
Gain on redemption of Intrieve Incorporated stock	0	(329)
Gain on sale of real estate owned	0	(13)
FHLB stock dividends	(71)	(55)
Proceeds from sale of loans held for sale	874	816
Originations of loans held for sale	(860)	(1,152)
Gain on sale of loans	(14)	(17)

Changes in
Interest receivable	(17)	(2)
Other assets	(142)	469
Interest payable and other liabilities	92	139

Net cash provided by operating activities	500	562

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(5,996)	(9,989)
Proceeds from payments and maturities of securities available-for-sale	6,564	9,653
Proceeds from redemption of Intrieve Incorporated stock	0	344
Net change in loans	2,402	(707)
Purchases of premises and equipment	0	(8)

Net cash provided by (used in) investing activities	2,970	(707)

FINANCING ACTIVITIES
Net decrease in demand deposits, money market, NOW and savings accounts	(4,409)	(10,417)
Net increase in certificates of deposit	3,183	5,555
Proceeds from Federal Home Loan Bank advances	8,800	2,500
Repayment of Federal Home Loan Bank advances	(9,231)	(3,249)
Dividends paid	(183)	(184)
Net decrease in advances from borrowers for taxes and insurance	(159)	(208)

Net cash used in financing activities	(1,999)	(6,003)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,471	(6,148)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,846	9,595

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,317	$3,447

See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND DECEMBER 31, 2005
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation’s (“Company” or “HCFC”) financial position as of June 30, 2006, and December 31, 2005, and the consolidated results of operations and the cash flows for the six months ended June 30, 2006 and 2005. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year.
NOTE 2. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses is summarized as follows:

	(Dollars in thousands)
	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2006	2005
Balance, beginning of period	$1,377	$760
Provision for loan losses	81	555
Charge-offs	(56)	(35)
Recoveries	5	6

Balance, end of period	$1,407	$1,286

NOTE 3. ADVANCES FROM FEDERAL HOME LOAN BANK
Borrowings at June 30, 2006, consisted of eighteen advances for $35.9 million from the Federal Home Loan Bank of Cincinnati (“FHLB”). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield (“Bank”) and by the Bank’s qualified mortgage loan portfolio.

Scheduled maturities of advances from the FHLB were as follows:

	(Dollars in thousands)
	At June 30, 2006			At December 31, 2005
		Range of	Weighted-		Range of	Weighted-
		interest	average		interest	average
	Amount	rates	interest rate	Amount	rates	interest rate
Due within one year	$5,157	3.30%-7.28%	6.00%	$3,723	3.30%-6.81%	5.23%

After one but within five years	$30,749	3.05%-6.84%	5.55%	$21,614	3.05%-7.28%	5.84%

After five years	$0	—	—	$11,000	3.30%-5.33%	5.02%
NOTE 4. CHANGE IN ACCOUNTING PRINCIPLE
The Company has a stock-based employee compensation plan, which is described in Notes to Consolidated Financial Statements included in the December 31, 2005, Annual Report to shareholders.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $2,500 and $5,000, respectively, in compensation expense related to vested stock options less estimated forfeitures for the three month and six month periods ended June 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.
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

	(Dollars in thousands except
	per share amounts)
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$204	$397
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(2)	(4)

Pro forma net income	$202	$393

Earnings per share:
Basic — as reported	$0.25	$0.49

Basic — pro forma	$0.25	$0.48

Diluted — as reported	$0.25	$0.49

Diluted — pro forma	$0.25	$0.48

NOTE 5. REGULATORY CAPITAL
The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2006.

	(Dollars in thousands)
					To be
					Categorized as “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (To Risk-Weighted Assets)	$14,098	13.0%	$8,702	8.0%	$10,881	10.0%

Tier I Capital (To Risk-Weighted Assets)	$12,738	11.7%	N/A	N/A	$6,529	6.0%

Tier I Capital (To Total Assets)	$12,738	8.6%	$5,918	4.0% *	$7,398	5.0%

Tangible Capital (To Total Assets)	$12,738	8.6%	$2,219	1.5%	N/A	N/A

*	Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 6. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Common stock equivalents include shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company’s Recognition and Retention Plan (“RRP”) and stock options granted under the Stock Option Plan (“SOP”). For the three and six months ended June 30, 2006, stock options totaling 2,000 shares of common stock were not considered in computing EPS as they were anti-dilutive. For the three and six months ended June 30, 2005, stock options totaling 4,400 shares of common stock were not considered in computing EPS as they were anti-dilutive. Unearned ESOP and RRP shares which have not vested have been excluded from the computation of average shares outstanding. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	For the Three Months Ended
	June 30, 2006
		Weighted-
		average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$206,503	826,261	$0.25

Effective of dilutive securities Stock options	0	8,650

Diluted EPS
Income available to common shareholders + assumed conversions	$206,503	834,911	$0.25

	For the Three Months Ended
	June 30, 2005
		Weighted-
		average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$203,999	816,461	$0.25

Effective of dilutive securities Stock options	0	9,721

Diluted EPS
Income available to common shareholders + assumed conversions	$203,999	826,182	$0.25

	For the Six Months Ended
	June 30, 2006
		Weighted-
		average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$403,426	825,698	$0.49

Effective of dilutive securities Stock options	0	9,158

Diluted EPS
Income available to common shareholders + assumed conversions	$403,426	834,856	$0.48

	For the Six Months Ended
	June 30, 2005
		Weighted-
		average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$396,775	815,998	$0.49

Effective of dilutive securities Stock options	0	9,829

Diluted EPS
Income available to common shareholders + assumed conversions	$396,775	825,827	$0.48

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
Changes in Financial Condition
     At June 30, 2006, the consolidated assets of the Company totaled $148.2 million, a decrease of $1.4 million, or 0.93%, from $149.6 million at December 31, 2005. The decrease in total assets was primarily the result of the $2.5 million reduction in loan balances offset by an increase of $1.5 million in cash and cash equivalents.

     Net loans receivable decreased by $2.5 million, or 1.95%, to $124.9 million during the six months ended at June 30, 2006, from $127.4 million at December 31, 2005. The decrease reflected diminished loan activity in the first half of 2006.
     Total cash and cash equivalents increased by $1.5 million, or 21.49%, during the first half of 2006. This resulted primarily from net paydowns and amortization of loans offset by paydowns of FHLB advances.
     Available-for-sale securities decreased $524,000, or 9.96%, from $5.3 million at December 31, 2005, to $4.7 million at June 30, 2006, mainly as the result of the proceeds from a maturing agency investment.
     Deposit balances decreased $1.2 million, or 1.25%, from $98.4 million at December 31, 2005, to $97.2 million at June 30, 2006. While demand, savings, NOW and money market deposits decreased by $4.4 million, or 11.38%, time deposits increased by only $3.2 million, or 5.33%, continuing to reflect the reduction in Prime Statement savings account balances as depositors moved into short-term certificates within or investment opportunities elsewhere as rates continued to rise.
     Advances from the FHLB decreased $431,000, or 1.19%, from $36.3 million at December 31, 2005, to $35.9 million at June 30, 2006, representing a net paydown of principal on the advances.
     Total shareholders’ equity increased $330,000, or 2.46%, from December 31, 2005, to June 30, 2006. This increase was primarily the result of the $403,000 of first half 2006 income together with an increase of $59,000 from ESOP shares earned, an increase of $16,000 from amortization of unearned compensation expense and an increase from the $35,000 decrease in accumulated other comprehensive loss all of which were partially offset by the $183,000 cash dividend payment.
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
     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank’s average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2006, the Bank’s regulatory liquidity ratio was 7.61%. At such date, the Bank had commitments to originate loans totaling $10.6 million and commitments to sell loans of $334,000. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.

     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See “Note 5 — Regulatory Capital.” The Bank exceeded all of its capital requirements at June 30, 2006.
     On January 23, 2006, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 8, 2006, which was paid on March 15, 2006. On May 22, 2006, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on June 8, 2006, which was paid on June 15, 2006.
Results of Operations
Comparison of Three Months Ended June 30, 2006 and 2005
     General. Net income increased $2,000, or 0.99%, from $204,000 for the three months ended June 30, 2005, to $206,000 for the three months ended June 30, 2006. The increase was comprised of a decrease of $432,000 in the provision for loan losses and a decrease of $2,000 in the provision for federal income tax expense, both of which were partially offset by a decrease of $75,000 in net interest income, a decrease of $341,000 in noninterest income and a $16,000 increase in noninterest expense.
     Interest Income. The $9.6 million decrease in average earning assets was offset by a 40 basis point increase in yields which resulted in a slight increase in interest income of $16,000, or 0.70%, for the three months ended June 30, 2006, compared to the same period in 2005. The increase in yields resulted mainly from the repricing of variable rate loans as the Federal Reserve raised rates 25 basis points seventeen times since July 2004 through June 30, 2006.
     Interest Expense. Interest expense on deposit liabilities increased $95,000, or 15.70%, for the three months ended June 30, 2006, as compared to the same period in 2005. Total average interest-bearing deposits decreased by $9.2 million comparing the quarters ended June 30, 2006 and 2005, and the average interest rate paid on interest-bearing deposits increased by 67 basis points from 2.48% for the three- month period ended June 30, 2005, to 3.15% for the same period ended June 30, 2006. The average balance of FHLB advances decreased from $34.4 million for the three-month period ending June 30, 2005, to $33.9 million for the same period ended June 30, 2006, which combined with an increase of 5 basis points in cost resulted in a decrease in interest on FHLB advances of $4,000 for the three months ended June 30, 2006, compared to the same period ended June 30, 2005.
     Provision for Loan Losses. The provision for loan losses was $43,000, and there were $24,000 in net charge-offs during the three months ended June 30, 2006, compared to a $475,000 provision and $33,000 in net charge-offs during the three months ended June 30, 2005. The provision was decreased based upon the results of management‘s ongoing loan reviews, analysis of loan delinquencies, analysis of the economic factors specific to our local demographic area, as well as national data, and in conjunction with historic trends and portfolio composition.
     Noninterest Income. Noninterest income decreased by $341,000 for the three months ended June 30, 2006, compared to the same period in 2005. The decrease was mainly due to last year’s $329,000 net gain on the redemption of Intrieve Incorporated stock.
     Noninterest Expense. Noninterest expense increased $16,000, or 1.88%, to $869,000 for the three months ended June 30, 2006, from $853,000 in the comparable period in 2005. This increase was attributable to a $35,000 increase in professional services due to the privatization process and was offset partially by a decrease of $24,000 in salaries and employee benefits expense reflecting personnel related decisions. The annualized ratio of noninterest expense to average total assets was 2.42% and 2.24% for the three months ended June 30, 2006 and 2005, respectively.

     Income Taxes. The provision for income taxes decreased $2,000 for the three months ended June 30, 2006, compared with the same period in the prior year, primarily as a result of the composition of the taxable and non-taxable income for the quarter since net income before federal income tax expense was the same for both periods at $298,000. The effective tax rate for the three months ended June 30, 2006, was 30.87% versus 31.54% for the same period in 2005 reflecting the impact of the 34% tax rate on the $329,000 gain on the redemption of the Intrieve Incorporated stock last year.
Comparison of Six Months Ended June 30, 2006 and 2005
     General. Net income increased $6,000, or 1.51%, from $397,000 for the six months ended June 30, 2005, to $403,000 for the six months ended June 30, 2006. This increase was attributed to a decrease of $106,000 in net interest income, a decrease of $321,000 in noninterest income and a $51,000 increase in noninterest expense all of which were offset by a $474,000 decrease in the provision for loan losses and a $10,000 decrease in federal income tax expense.
     Interest Income. The $7.8 million decrease in average earning assets was offset by a 40 basis point increase in yields which resulted in an increase in interest income of $73,000, or 1.62%, for the six months ended June 30, 2006, compared to the same period in 2005. The increase in yields resulted mainly from the repricing of variable rate loans as the Federal Reserve raised rates 25 basis points seventeen times since July 2004 through June 30, 2006.
     Interest Expense. Interest expense on deposit liabilities increased $157,000, or 13.05%, for the six months ended June 30, 2006, as compared to the same period in 2005. Total average interest-bearing deposits decreased by $10.2 million comparing the six months ended June 30, 2006 to 2005, and the average interest rate paid on interest-bearing deposits increased by 65 basis points from 2.42% for the six-month period ended June 30, 2005, to 3.07% for the same period ended June 30, 2006. The average balance of FHLB advances increased from $34.2 million for the six-month period ending June 30, 2005, to $35.1 million for the same period ended June 30, 2006, which combined with a decrease of 1 basis point in cost resulted in an increase in interest on FHLB advances of $22,000 for the six-month period ended June 30, 2006, compared to the same period ended June 30, 2005.
     Provision for Loan Losses. The provision for loan losses was $81,000 and there were net charge-offs of $51,000 during the six months ended June 30, 2006, compared to a $555,000 provision and net charge-offs of $29,000 during the six months ended June 30, 2005. The provision was decreased following last year’s significant amount based upon the results of management’s ongoing analyses of the adequacy of the allowance for loan losses.
     Noninterest Income. Noninterest income decreased by $321,000 for the six months ended June 30, 2006, compared to the same period in 2005. The decrease was mainly due to the $329,000 net gain on the redemption of Intrieve Incorporated stock recorded last year.
     Noninterest Expense. Noninterest expense increased $51,000, or 3.03%, to $1,733,000 for the six months ended June 30, 2006 from $1,682,000 in the comparable period in 2005. Increases in professional fees of $44,000 and in franchise taxes of $16,000 were partially offset by a decrease of $12,000 in data processing fees. The annualized ratio of noninterest expense to average total assets was 2.39% and 2.19% for the six months ended June 30, 2006 and 2005, respectively.
     Income Taxes. The provision for income taxes decreased $10,000 for the six months ended June 30, 2006, compared with the same period in the prior year, partially as a result of the $4,000 decrease in net income before federal income tax expense but mainly from the composition of the taxable and non-taxable income for the six-month period. The effective tax rate for the first half of 2006 was 30.40% versus 31.90% for the same period in 2005 reflecting the impact of the 34% tax rate on last year’s $329,000 gain on the redemption of the Intrieve Incorporated stock.

ITEM 3.
Controls and Procedures
The registrant’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant’s disclosure controls and procedures, that the registrant’s disclosure controls and procedures were effective as of June 30, 2006. There was no change in the registrant’s internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

HOME CITY FINANCIAL CORPORATION

Date: August 10, 2006	/s/ J. William Stapleton J. William Stapleton, President, Chief
Executive Officer and Chief Operating Officer

Date: August 10, 2006	/s/ Charles A. Mihal Charles A. Mihal
Secretary, Treasurer and Chief Financial Officer