Form 10QSB
period 2006-09-30
HOME CITY FINANCIAL CORP
filed 2006-11-14
CIK 1022103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 0-21809
HOME CITY FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

OHIO	34-1839475

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2454 North Limestone Street, Springfield, Ohio 45503

(Address of principal executive offices)
(937) 390-0470

(Issuer’s telephone number)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 6, 2006, 835,690 common shares of the Registrant were outstanding. There were no preferred shares outstanding.
Transitional Small Business Disclosure Format (Check one):
     Yes ☐ No ☑

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
FORM 10-QSB
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed consolidated balance sheets — September 30, 2006, and December 31, 2005	3

Condensed consolidated statements of income — Nine months and three months ended September 30, 2006 and 2005	4

Condensed consolidated statement of changes in shareholders’ equity —Nine months ended September 30, 2006	5

Condensed consolidated statements of cash flows — Nine months ended September 30, 2006 and 2005	6

Notes to condensed consolidated financial statements	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3. Controls and Procedures	19

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	20

2. Unregistered Sales of Equity Securities and Use of Proceeds	20

3. Defaults upon Senior Securities	20

4. Submission of Matters to a Vote of Security Holders	20

5. Other Information	20

6. Exhibits	20

Signatures	21

Certifications	22 - 24
EX-31.1
EX-31.2
EX-32
EX-99.1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(Unaudited)
	At September	At December
	30, 2006	31,2005
ASSETS
Cash and cash equivalents
Cash and due from banks	$3,036	$2,397
Interest-bearing demand deposits	40	4,006
Federal funds sold	10,177	443

Cash and cash equivalents	13,253	6,846

Available-for-sale securities	1,576	5,261
Loans held for sale	248	-0-
Loans, net of allowance for loan losses of $1,422 and $1,377 at September 30, 2006 and December 31, 2005	123,948	127,409
Premises and equipment	3,235	3,398
Federal Home Loan Bank stock	2,588	2,480
Interest receivable	605	559
Cash surrender value of life insurance	3,279	3,197
Other	496	403

TOTAL ASSETS	$149,228	$149,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits Demand	$6,392	$5,763
Savings, NOW and money market	26,786	32,980
Time	65,509	59,712

Total Deposits	98,687	98,455

Federal Home Loan Bank advances	35,339	36,337
Interest payable and other liabilities	1,330	1,355

TOTAL LIABILITIES	135,356	136,147

Commitments and contingent liabilities

Shareholders’ equity
Preferred shares, no par value: authorized 1,000,000 shares; none issued	-0-	-0-
Common shares, no par value: authorized 5,000,000 shares; shares issued - 981,913	-0-	-0-
Additional paid-in capital	6,356	6,366
Retained earnings	9,655	9,337
Unearned Recognition and Retention Plan (RRP) shares	-0-	(41)
Unearned Employee Stock Ownership Plan (ESOP) shares	(28)	(111)
Accumulated other comprehensive loss	(121)	(155)
Treasury shares, at cost; 146,223 shares	(1,990)	(1,990)

TOTAL SHAREHOLDERS’ EQUITY	13,872	13,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$149,228	$149,553

See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands except per share amounts)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
INTEREST INCOME
Loans	$2,237	$2,196	$6,630	$6,530
Securities	17	22	55	81
Federal funds sold	38	8	83	16
Dividends on Federal Home Loan Bank stock	37	30	108	85
Deposits with financial institutions	1	37	44	98

TOTAL INTEREST INCOME	2,330	2,293	6,920	6,810

INTEREST EXPENSE
Deposits	741	623	2,101	1,826
Borrowings	459	490	1,430	1,439

TOTAL INTEREST EXPENSE	1,200	1,113	3,531	3,265

NET INTEREST INCOME	1,130	1,180	3,389	3,545
Provision for loan losses	37	80	118	635

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,093	1,100	3,271	2,910

NONINTEREST INCOME
Service charges on deposits	11	11	31	31
Gain on redemption of Intrieve Incorporated stock	-0-	16	-0-	345
Life insurance	35	57	105	127
Other	11	32	55	68

TOTAL NONINTEREST INCOME	57	116	191	571

NONINTEREST EXPENSE
Salaries and employee benefits	448	452	1,354	1,350
Net occupancy expense	64	67	198	201
Equipment expense	45	52	150	161
Data processing fees	59	52	176	181
Professional fees	111	85	301	231
Franchise taxes	48	41	145	122
Other	103	106	287	291

TOTAL NONINTEREST EXPENSE	878	855	2,611	2,537

NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE	272	361	851	944

Provision for income tax expense	82	115	258	301

NET INCOME	$190	$246	$593	$643

Earnings per common share – basic	$0.23	$0.30	$0.72	$0.79
Earnings per common share – diluted	$0.23	$0.30	$0.71	$0.78
Dividends declared per share	$0.11	$0.11	$0.33	$0.33
See notes to condensed consolidated financial statements.

Home City Financial Corporation
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

						Accumulated
		Additional			Unearned	Other
		Paid-in	Retained	Unearned	ESOP	Comprehensive	Treasury
	Shares	Capital	Earnings	Compensation	Shares	Loss	Shares	Total
Balance, January 1, 2006	981,913	$6,366	$9,337	$(41)	$(111)	$(155)	$(1,990)	$13,406

Comprehensive income
Net income			593					593
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect						34		34

Total comprehensive income								627

Reclassification due to adoption of SFAS 123(R)		(41)		41
Amortization of unearned compensation expense		28						28
ESOP shares earned		3			83			86
Dividends on common shares, $.33 per share			(275)					(275)

Balance, September 30, 2006	981,913	$6,356	$9,655	$-0-	$(28)	$(121)	$(1,990)	$13,872

See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands)
	(Unaudited)	(Unaudited)
	9 Months ended	9 Months ended
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES
Net income	$593	$643
Items not requiring (providing) cash
Depreciation and amortization	164	174
Provision for loan losses	118	635
Amortization of premiums and discounts on securities	(13)	21
Deferred income taxes	(9)	(419)
Increase in cash surrender value of life insurance	(82)	(104)
Employees Stock Ownership Plan compensation expense	86	113
Recognition and Retention Plan compensation expense	28	28
Gain on redemption of Intrieve Incorporated stock	-0-	(345)
Gain on sale of real estate owned	-0-	(58)
FHLB stock dividends	(108)	(85)
Proceeds from sale of loans held for sale	1,325	1,782
Originations of loans held for sale	(1,292)	(2,019)
Gain on sale of loans	(33)	(36)

Changes in
Interest receivable	(46)	(3)
Other assets	(332)	557
Interest payable and other liabilities	44	122

Net cash provided by operating activities	443	1,006

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(5,996)	(14,986)
Proceeds from payments and maturities of securities available-for-sale	9,745	13,870
Proceeds from redemption of Intrieve Incorporated stock	-0-	360
Net change in loans	3,343	2,137
Purchases of premises and equipment	(1)	(23)

Net cash provided by investing activities	7,091	1,358

FINANCING ACTIVITIES
Net decrease in demand deposits, money market, NOW and savings accounts	(5,565)	(13,497)
Net increase in certificates of deposit	5,797	5,375
Proceeds from Federal Home Loan Bank advances	14,300	8,000
Repayment of Federal Home Loan Bank advances	(15,298)	(5,815)
Dividends paid	(275)	(276)
Net decrease in advances from borrowers for taxes and insurance	(86)	(69)

Net cash used in financing activities	(1,127)	(6,282)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,407	(3,918)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,846	9,595

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,253	$5,677

See notes to condensed consolidated financial statements.

HOME CITY FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Home City Financial Corporation’s (“Company” or “HCFC”) financial position as of September 30, 2006, and December 31, 2005, and the consolidated results of operations and the cash flows for the nine months ended September 30, 2006 and 2005. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year.
NOTE 2. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses is summarized as follows:

	(Dollars in thousands)
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Balance, beginning of period	$1,407	$1,286	$1,377	$760
Provision for loan losses	37	80	118	635
Charge-offs	(78)	-0-	(134)	(35)
Recoveries	56	2	61	8

Balance, end of period	$1,422	$1,368	$1,422	$1,368

NOTE 3. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30, 2006, consisted of seventeen advances for $35.3 million from the Federal Home Loan Bank of Cincinnati (“FHLB”). The advances are collateralized by all shares of FHLB stock owned by the Home City Federal Savings Bank of Springfield (“Bank”) and by the Bank’s qualified mortgage loan portfolio.
Scheduled maturities of advances from the FHLB were as follows:

	(Dollars in thousands)
	At September 30, 2006				At December 31, 2005
		Range of		Weighted-		Range of	Weighted-
		interest		average		interest	average
	Amount	rates		interest rate	Amount	rates	interest rate
Due within one year	$8,108	3.30%-	7.28%	5.81%	$3,723	3.30%-6.81%	5.23%

After one but within five years	$27,231	3.05%-	6.84%	5.63%	$21,614	3.05%-7.28%	5.84%

After five years	$-0-	—%		—%	$11,000	3.30%-5.33%	5.02%
NOTE 4. CHANGE IN ACCOUNTING PRINCIPLE
The Company has a stock-based employee compensation plan, which is described in Notes to Consolidated Financial Statements included in the December 31, 2005, Annual Report to shareholders.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $2,500 and $7,500, respectively, in compensation expense related to vested stock options less estimated forfeitures for the three month and nine month periods ended September 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.
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

	(Dollars in thousands except per share amounts )
	For the Three Months	For the Nine Months
	ended September 30	ended September 30
	2005	2005
Net income, as reported	$246	$643
Less: Total stock-based employee compensation cost determined under the fair value based method net of income taxes	(2)	(7)

Pro forma net income	$244	$636

Earnings per share:
Basic – as reported	$0.30	$0.79

Basic – pro forma	$0.30	$0.78

Diluted – as reported	$0.30	$0.78

Diluted – pro forma	$0.30	$0.77

NOTE 5. REGULATORY CAPITAL
The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2006.

	(Dollars in thousands)
					To be
					Categorized as “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (To Risk-Weighted Assets)	$14,312	13.3%	$8,638	8.0%	$10,797	10.0%

Tier I Capital (To Risk-Weighted Assets)	$12,963	12.0%	N/A	N/A	$6,478	6.0%

Tier I Capital (To Total Assets)	$12,963	8.7%	$5,962	4.0% *	$7,452	5.0%

Tangible Capital (To Total Assets)	$12,963	8.7%	$2,236	1.5%	N/A	N/A

*	Although the general required minimum is 4%, savings associations that meet certain requirements may be permitted to maintain minimum tier I capital to adjusted total assets of 3%.

NOTE 6. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Common stock equivalents include shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) that are committed for release and not subject to a loan pledge agreement, shares awarded but not released under the Company’s Recognition and Retention Plan (“RRP”) and stock options granted under the Stock Option Plan (“SOP”). Unearned ESOP and RRP shares which have not vested have been excluded from the computation of average shares outstanding. For the three and nine months ended September 30, 2006, stock options totaling 2,000 shares of common stock were not considered in computing diluted EPS as they were anti-dilutive (i.e., the exercise price exceeded the market price at such date). For the three and nine months ended September 30, 2005, stock options totaling 4,400 shares of common stock were not considered in computing diluted EPS as they were anti-dilutive. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	For the Three Months Ended
	September 30, 2006
		Weighted-average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$190,057	826,815	$0.23

Effective of dilutive securities Stock options and RRP shares	0	9,728

Diluted EPS
Income available to common shareholders + assumed conversions	$190,057	836,543	$0.23

	For the Three Months Ended
	September 30, 2005
		Weighted-
		average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$246,400	816,916	$0.30

Effective of dilutive securities Stock options and RRP shares	0	10,598

Diluted EPS
Income available to common shareholders + assumed conversions	$246,400	827,514	$0.30

	For the Nine Months Ended
	September 30, 2006
		Weighted-average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$593,483	826,070	$0.72

Effective of dilutive securities Stock options and RRP shares	0	9,348

Diluted EPS
Income available to common shareholders + assumed conversions	$593,483	835,418	$0.71

	For the Nine Months Ended
	September 30, 2005
		Weighted-
		average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$643,175	816,304	$0.79

Effective of dilutive securities Stock options and RRP shares	0	10,086

Diluted EPS
Income available to common shareholders + assumed conversions	$643,175	826,390	$0.78

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
The proposed stock splits are subject to approval by the holders of a majority of the issued and outstanding common shares of the Company. Shareholders will be asked to approve the stock splits at the Company’s annual meeting of shareholders. The Company had filed a preliminary proxy statement and Schedule 13E-3 with the SEC outlining the transaction. During the course of the SEC approval process the cash payment was revised to $17.10 per share based on an updated fairness opinion. The 2006 Annual Meeting was then set at October 27, 2006, and the definitive proxy statement together with an Annual Report for 2005, a Form 10-KSB and amendment thereto for the year ended December 31, 2005, and a Form 10-QSB for the quarter ended June 30, 2006, were mailed on September 28, 2006. The Annual Meeting was convened as scheduled, a quorum was noted and then the meeting was immediately adjourned without business being conducted as reported in a Form 8-K dated October 30, 2006, citing the substantial increase in the number of common shares that would be cashed out. HCFC’s Board of Directors will re-assess whether the stock splits are still in the best interests of the shareholders. The date, time and place of the adjourned meeting will be announced and notice will be sent to the HCFC shareholders as soon as the Board of Directors makes a determination.

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

     The Bank is regulated by the Office of Thrift Supervision (“OTS”) and its deposits are insured up to applicable limits by the newly formed Depository Insurance Fund (“DIF”), a combination of the savings associations’ and banks’ prior insurance funds, “SAIF” and “BIF”, respectively..
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
Changes in Financial Condition
     At September 30, 2006, the consolidated assets of the Company totaled $149.2 million, a decrease of $325,000, or 0.22%, from $149.6 million at December 31, 2005. The decrease in total assets consisted primarily of the decrease in net loan balances of $3.5 million and the decrease of $3.7 million in available-for-sale securities, both of which were partially offset by a $6.4 million increase in cash and cash equivalents.

     Net loans receivable decreased by $3.5 million, or 2.72%, to $123.9 million during the nine months ended at September 30, 2006, from $127.4 million at December 31, 2005. The decrease reflected diminished loan origination activity starting in the latter part of the first half of 2005 and on into this year.
     Total cash and cash equivalents increased by $6.4 million, or 93.59%, during the first nine months of 2006. This resulted primarily from the $3.5 million decrease in net loan balances reflecting paydowns and the $3.7 million decrease in available-for-sale securities reflecting the choice not to purchase a $3.0 million US Treasury position as had been done at December 31, 2005.
     Available-for-sale securities decreased $3.7 million, or 70.04%, from $5.3 million at December 31, 2005, to $1.6 million at September 30, 2006, mainly as the result of not redistributing a $3.0 million portion of federal funds into treasury investments as had been done at several prior quarter ends.
     Deposit balances increased $232,000, or 0.24%, from $98.5 million at December 31, 2005, to $98.7 million at September 30, 2006. While demand, savings, NOW and money market deposits decreased by $5.6 million, or 14.36%, time deposits increased by $5.8 million, or 9.71%, reflecting the continued reduction of Prime Statement savings account balances as depositors moved into short-term certificates with the Bank or investment opportunities elsewhere.
     Advances from the FHLB decreased $1.0 million, or 2.75%, from $36.3 million at December 31, 2005, to $35.3 million at September 30, 2006, representing paydowns of principal.
     Total shareholders’ equity increased $466,000, or 3.48%, from December 31, 2005, to September 30, 2006. This increase was primarily the result of the $593,000 of first nine months 2006 income together with increases of $86,000 from ESOP shares earned, $28,000 amortization of unearned compensation expense and the $34,000 increase in accumulated other comprehensive loss, all of which were partially offset by the $275,000 cash dividend payments.
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
     OTS regulations presently require the Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less, in an amount sufficient to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. The liquidity ratio is the percentage that this average daily balance of liquid assets bears to the sum of the Bank’s average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2006, the Bank’s regulatory liquidity ratio was 6.81%. At such date, the Bank had commitments to originate loans totaling $11.0 million and commitments to sell loans of $222,000. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. Adjustments to liquidity and capital reserves may be necessary, however, if loan demand increases more than expected or if deposits decrease substantially.
     The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. See “Note 5 — Regulatory Capital.” The Bank exceeded all of its capital requirements at September 30, 2006.
     On January 23, 2006, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on March 8, 2006, which was paid on March 15, 2006. On May 22, 2006, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on June 8, 2006, which was paid on June 15, 2006. On August 28, 2006, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $.11 per share to each shareholder of record on September 8, 2006, which was paid on September 15, 2006.
Results of Operations
Comparison of Three Months Ended September 30, 2006 and 2005
     General. Net income decreased $56,000, or 22.76%, from $246,000 for the three months ended September 30, 2005, to $190,000 for the three months ended September 30, 2006. The decrease was comprised of a decrease of $50,000 in net interest income, a decrease of $59,000 in noninterest income and a $23,000 increase in noninterest expense, all of which were partially offset by a decrease of $43,000 in the provision for loan losses and a decrease of $33,000 in the provision for federal income tax expense.
     Interest Income. Average earning assets decreased $7.2 million, but a 46 basis point increase in yields resulted in an increase in interest income of $37,000, or 1.61%, for the three months ended September 30, 2006, compared to the same period in 2005. The increase in yields resulted mainly from the repricing of variable rate loans as the Federal Reserve raised rates 25 basis points seventeen times since July 2004 through June 2006, finally flattening rates at their August and September 2006 meetings.
     Interest Expense. Interest expense on deposit liabilities increased $118,000, or 18.94%, for the three months ended September 30, 2006, as compared to the same period in 2005. Total average deposits decreased by $5.0 million comparing the quarters ended September 30, 2006 and 2005, and the average interest rate paid on interest-bearing deposits increased by 67 basis points from 2.64% for the three months ended September 30, 2005, to 3.31% for the same period in 2006. The average balance of FHLB advances decreased from $35.3 million for the three-month period ended September 30, 2005, to $32.1 million for the same period in 2006 and, partially offset by a 16 basis point increase in rates paid, resulted in a decrease in interest on FHLB advances of $31,000 for the three months ended September 30, 2006, compared to the same period in 2005.
     Provision for Loan Losses. The provision for loan losses was $37,000, and there were $22,000 in net charge-offs during the three months ended September 30, 2006, compared to a $80,000 provision and $2,000 in net recoveries during the three months ended September 30, 2005. The provision was decreased based upon the results of management‘s ongoing loan reviews, analysis of loan delinquencies, analysis of the economic factors specific to our local demographic area, as well as national data, and in conjunction with historic trends and portfolio composition.
     Noninterest Income. Noninterest income decreased by $59,000 for the three months ended September 30, 2006, compared to the same period in 2005. The decrease was mainly due to the additional gain of $16,000 on the redemption of Intrieve Incorporated stock in last year’s third quarter. Another $23,000 in last year’s third quarter resulted from surrender fees terminating on three life insurance policies held to their tenth anniversary year.
     Noninterest Expense. Noninterest expense increased $23,000, or 2.69%, to $878,000 for the three months ended September 30, 2006, from $855,000 in the comparable period in 2005. This increase was primarily attributable to a $26,000 increase in professional fees expense reflecting the increased costs of the

“going private” process. The annualized ratio of noninterest expense to average total assets was 2.48% for the quarter ended September 30, 2006, and 2.26% for the quarter ended September 30, 2005.
     Income Taxes. The provision for income taxes decreased $33,000 for the three months ended September 30, 2006, compared with the same period in the prior year, primarily as a result of the $89,000 decrease in net income before federal income tax expense and the composition of the taxable and non-taxable income for the quarter. The effective tax rate for the three months ended September 30, 2006, was 30.15% versus 31.86% for the same period in 2005.
Comparison of Nine Months Ended September 30, 2006 and 2005
     General. Net income decreased $50,000, or 7.78%, from $643,000 for the nine months ended September 30, 2005, to $593,000 for the nine months ended September 30, 2006. This decrease was primarily attributed to a decrease of $156,000 in net interest income, a decrease of $380,000 in noninterest income and a $74,000 increase in noninterest expense, all of which were partially offset by a $517,000 decrease in the provision for loan losses and a $43,000 decrease in federal income tax expense.
     Interest Income. The $7.6 million decrease in average earning assets was more than offset by a 42 basis point increase in yields which resulted in an increase in interest income of $110,000, or 1.62%, for the nine months ended September 30, 2006, compared to the same period in 2005. The increase in yields resulted mainly from the repricing of variable rate loans as the Federal Reserve raised rates 25 basis points seventeen times since July 2004 through June 2006 and finally flattened at their meetings of August and September 2006.
     Interest Expense. Interest expense on deposit liabilities increased $275,000, or 15.06%, for the nine months ended September 30, 2006, as compared to the same period in 2005. Total average interest-bearing deposits decreased by $8.5 million comparing the nine months ended September 30, 2006 to 2005, and the average interest rate paid on interest-bearing deposits increased by 66 basis points from 2.49% for the nine-month period ended September 30, 2005, to 3.15% for the same period ended September 30, 2006. The average balance of FHLB advances was $34.7 million for the nine-month periods ending September 30, 2005, and $34.1 million for the same period in 2006. An increase of 5 basis points in cost partially offset the $600,000 reduction in average balance causing a decrease in interest on FHLB advances of $9,000 for the nine-month period ended September 30, 2006, compared to the same period ended September 30, 2005.
     Provision for Loan Losses. The provision for loan losses was $118,000 and there were net charge-offs of $73,000 during the nine months ended September 30, 2006, compared to a $635,000 provision and net charge-offs of $27,000 during the nine months ended September 30, 2005. The provision was decreased significantly based upon the results of management’s ongoing loan reviews, analysis of loan delinquencies, analysis of the economic factors specific to our local demographic area, as well as national data, and in conjunction with historic trends and portfolio composition. The higher proportion of non-owner occupied single family home loans and commercial nonresidential loans with their inherently greater risk factors were key elements of last year’s increased provision.
     Noninterest Income. Noninterest income decreased by $380,000 for the nine months ended September 30, 2006, compared to the same period in 2005. The decrease was mainly due to the $345,000 net gain on the redemption of Intrieve Incorporated stock recorded last year. Also $58,000 resulted from net gains on the sale of real estate owned in the first nine months of last year.
     Noninterest Expense. Noninterest expense increased $74,000, or 2.92%, to $2,611,000 for the nine months ended September 30, 2006, from $2,537,000 in the comparable period in 2005. An increase of $70,000 in professional fees relative to the “going private” process was the primary factor in the increase.

The annualized ratio of noninterest expense to average total assets was 2.42% and 2.21% for the nine months ended September 30, 2006 and 2005, respectively.
     Income Taxes. The provision for income taxes decreased $43,000 for the nine months ended September 30, 2006, compared with the same period in the prior year, primarily as a result of the $93,000 decrease in net income before federal income tax expense and the composition of the taxable and non-taxable income for the nine-month period. The effective tax rate for the first nine months of 2006 was 30.32% versus 31.89% for the same period in 2005 reflecting the impact of the 34% tax rate on the $345,000 gain on the redemption of the Intrieve Incorporated stock in 2005.

ITEM 3.
Controls and Procedures
The registrant’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant’s disclosure controls and procedures, that the registrant’s disclosure controls and procedures were effective as of September 30, 2006. There was no change in the registrant’s internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

HOME CITY FINANCIAL CORPORATION
SPRINGFIELD, OHIO
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     None
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5 — OTHER INFORMATION
     The 2006 Annual Meeting of Shareholders of Home City Financial Corporation was convened on October 27, 2006, which represented a delay of more than 30 days after the anniversary of the date on which the 2005 Annual Meeting of Shareholders of Home City Financial Corporation was held. The delay was due to the length of time necessary to obtain Securities and Exchange Commission approval of the proxy materials for the 2006 Annual Meeting. Due to the delay in holding the 2006 Annual Meeting, the deadline for the submission of shareholder proposals was a reasonable time before the printing and mailing of the proxy materials for the 2006 Annual Meeting. Such materials were mailed on September 28, 2006.
ITEM 6 — EXHIBITS
     The following exhibits are attached:

1. Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

2. Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

3. Exhibit 32:	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4. Exhibit 99.1:	Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME CITY FINANCIAL CORPORATION

Date:	November 10, 2006	/s/J. William Stapleton
J. William Stapleton, President, Chief Executive Officer and Chief Operating Officer

Date:	November 10, 2006	/s/Charles A. Mihal
Charles A. Mihal Secretary, Treasurer and Chief Financial Officer